Form 10-Q
period 2018-06-30
CARRIAGE SERVICES INC
filed 2018-07-31
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 27, 2018 was 19,153,655.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2017	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$952	$40,531
Accounts receivable, net of allowance for bad debts of $835 in 2017 and $854 in 2018	19,655	17,026
Inventories	6,519	6,616
Prepaid expenses	2,028	1,571
Other current assets	986	2,460
Total current assets	30,140	68,204
Preneed cemetery trust investments	73,853	70,278
Preneed funeral trust investments	90,682	91,203
Preneed receivables, net of allowance for bad debts of $2,278 in 2017 and $2,380 in 2018	31,644	21,327
Receivables from preneed trusts	15,287	16,313
Property, plant and equipment, net of accumulated depreciation of $115,776 in 2017 and $120,246 in 2018	247,294	244,579
Cemetery property, net of accumulated amortization of $37,543 in 2017 and $39,342 in 2018	76,331	75,599
Goodwill	287,956	287,956
Intangible and other non-current assets	18,117	21,552
Cemetery perpetual care trust investments	50,229	48,600
Total assets	$921,533	$945,611
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,251	$2,402
Accounts payable	6,547	5,788
Other liabilities	1,361	875
Accrued liabilities	17,559	17,021
Total current liabilities	42,718	26,086
Long-term debt, net of current portion	212,154	7,818
Convertible subordinated notes due 2021	124,441	25,425
Senior notes due 2026	—	318,807
Obligations under capital leases, net of current portion	6,361	6,287
Deferred preneed cemetery revenue	54,690	50,699
Deferred preneed funeral revenue	34,585	27,740
Deferred tax liability	31,159	30,293
Other long-term liabilities	3,378	2,843
Deferred preneed cemetery receipts held in trust	73,853	70,278
Deferred preneed funeral receipts held in trust	90,682	91,203
Care trusts’ corpus	49,856	48,154
Total liabilities	723,877	705,633
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,622,242 and 25,677,025 shares issued at December 31, 2017 and June 30, 2018, respectively	226	257
Additional paid-in capital	216,158	244,215
Retained earnings	57,904	72,138
Treasury stock, at cost; 6,523,370 shares at December 31, 2017 and June 30, 2018	(76,632)	(76,632)
Total stockholders’ equity	197,656	239,978
Total liabilities and stockholders’ equity	$921,533	$945,611
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenues:
Funeral	$48,739	$48,532	$102,950	$107,126
Cemetery	15,113	15,315	29,059	30,108
	63,852	63,847	132,009	137,234
Field costs and expenses:
Funeral	29,422	30,579	59,851	64,081
Cemetery	9,162	9,272	17,373	17,915
Depreciation and amortization	3,647	3,904	7,118	7,677
Regional and unallocated funeral and cemetery costs	2,954	3,267	5,908	6,548
	45,185	47,022	90,250	96,221
Gross profit	18,667	16,825	41,759	41,013
Corporate costs and expenses:
General, administrative and other	6,568	6,380	13,415	12,998
Home office depreciation and amortization	378	464	754	907
	6,946	6,844	14,169	13,905
Operating income	11,721	9,981	27,590	27,108
Interest expense	(3,206)	(4,743)	(6,235)	(8,478)
Accretion of discount on convertible subordinated notes	(1,066)	(555)	(2,103)	(1,715)
Net loss on early extinguishment of debt	—	(936)	—	(936)
Other, net	—	—	3	2
Income before income taxes	7,449	3,747	19,255	15,981
Provision for income taxes	(2,980)	(1,030)	(7,702)	(4,395)
Tax adjustment related to certain discrete items	(59)	30	(59)	517
Total provision for income taxes	(3,039)	(1,000)	$(7,761)	$(3,878)
Net income	$4,410	$2,747	$11,494	$12,103

Basic earnings per common share:	$0.26	$0.15	$0.69	$0.71
Diluted earnings per common share:	$0.24	$0.15	$0.63	$0.67

Dividends declared per common share	$0.050	$0.075	$0.100	$0.150

Weighted average number of common and common equivalent shares outstanding:
Basic	16,652	17,916	16,625	17,010
Diluted	18,093	18,245	18,083	17,924
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2017	2018
Cash flows from operating activities:
Net income	$11,494	$12,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,872	8,584
Provision for losses on accounts receivable	1,112	883
Stock-based compensation expense	1,609	2,009
Deferred income tax expense	406	2,044
Amortization of deferred financing costs	408	320
Amortization of capitalized commissions on preneed contracts	—	293
Accretion of discount on convertible subordinated notes	2,103	1,715
Amortization of debt discount on senior notes	—	38
Net loss on early extinguishment of debt	—	936
Net loss on sale and disposal of other assets	311	45

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(468)	(779)
Inventories and other current assets	2,804	(1,139)
Intangible and other non-current assets	211	(102)
Preneed funeral and cemetery trust investments	(1,252)	3,657
Accounts payable	(3,750)	(758)
Accrued and other liabilities	(5,102)	(819)
Deferred preneed funeral and cemetery revenue	2,020	2,007
Deferred preneed funeral and cemetery receipts held in trust	468	(4,756)
Net cash provided by operating activities	20,246	26,281

Cash flows from investing activities:
Acquisition and land for new construction	(625)	—
Capital expenditures	(8,790)	(5,080)
Net cash used in investing activities	(9,415)	(5,080)

Cash flows from financing activities:
Payments against the term loan	(5,625)	(127,500)
Borrowings from the revolving credit facility	36,800	96,000
Payments against the revolving credit facility	(42,400)	(188,000)
Payment of debt issuance costs related to long-term debt	—	(1,551)
Redemption of the 2.75% convertible subordinated notes	—	(75,229)
Payment of transaction costs related to the redemption of the 2.75% convertible subordinated notes	—	(845)
Proceeds from the issuance of the 6.625% senior notes	—	320,125
Payments of debt issuance costs related to the 6.625% senior notes	—	(1,367)
Payments on other long-term debt and obligations under capital leases	(723)	(828)
Payments on contingent consideration recorded at acquisition date	(101)	(138)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	544	846
Taxes paid on restricted stock vestings and exercise of non-qualified options	(509)	(495)
Dividends paid on common stock	(1,668)	(2,640)
Net cash provided by (used in) financing activities	(13,682)	18,378

Net increase (decrease) in cash and cash equivalents	(2,851)	39,579
Cash and cash equivalents at beginning of period	3,286	952
Cash and cash equivalents at end of period	$435	$40,531

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading U.S. provider of funeral and cemetery services and merchandise. As of June 30, 2018, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 78% of our revenues and Cemetery Operations, which currently account for approximately 22% of our revenues.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statements presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows.
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
Revenue from preneed funeral contracts, along with accumulated earnings, is deferred until the time the merchandise is delivered or the service is performed. The principal and accumulated earnings of the trusts are withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are recognized when the service is performed. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheets. Beginning January 1, 2018, balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 3 to the Consolidated Financial Statements included herein. See Note 2 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded as Preneed trust earnings - funeral, as noted in our table of disaggregated revenues in Note 3 to the Consolidated Financial Statements included herein. As of June 30, 2018, CSV RIA provided these services to one institution, which has custody of 77% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recorded as Preneed funeral commission income, as noted in our table of disaggregated revenues in Note 3 to the Consolidated Financial Statements included herein, at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued. Preneed funeral contracts to be funded at maturity by insurance policies totaled $371.5 million at June 30, 2018 and are not included on our Consolidated Balance Sheets.
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
We record revenue on the sales of cemetery property interment rights at the time the contract is signed. Customers select a specific location and space for their interment right, thus, restricting us from other use or transfer of the contracted cemetery property. The interment right is deeded to the customer when the contract is paid in full. Revenue from preneed sales of cemetery merchandise and services contracts, along with accumulated earnings, is not recognized until the time the merchandise is transferred or the service is performed. Earnings on these installment contracts are recorded as Preneed cemetery finance charges, as noted in our table of disaggregated revenues in Note 3 to the Consolidated Financial Statements included herein.
The performance of the preneed cemetery contracts is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. This method is intended to fund preneed contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheets. The earnings from preneed cemetery contracts placed in trust, as well as the trust management fees charged by our CSV RIA are recorded as Preneed trust earnings - cemetery, as noted in our table of disaggregated revenues in Note 3 to the Consolidated Financial Statements included herein.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable and Preneed receivables on our Consolidated Balance Sheet. Beginning January 1, 2018, balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 3 to the Consolidated Financial Statements included herein. See Note 2 to the Consolidated Financial

Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of approximately $0.8 million and $0.9 million for the three months ended June 30, 2017 and 2018, respectively and approximately $1.6 million and $1.8 million for the six months ended June 30, 2017 and 2018, respectively.
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
Allowances for bad debts and customer cancellations
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed which were $8.5 million and $6.7 million at December 31, 2017 and June 30, 2018, respectively. We estimate an allowance for doubtful accounts on these receivables based on our historical experience, which amounted to 2.5% and 3.0% of funeral receivables at December 31, 2017 and June 30, 2018, respectively. In addition, our other funeral receivables not related to funeral services performed were $0.8 million and $0.6 million at December 31, 2017 and June 30, 2018, respectively.
Our cemetery financed receivables totaled $40.5 million and $42.2 million at December 31, 2017 and June 30, 2018, respectively. The unearned finance charges associated with these receivables were $5.7 million at both December 31, 2017 and June 30, 2018. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% of the total receivables at both December 31, 2017 and June 30, 2018. See Note 5 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Our cemetery receivables recorded in Accounts Receivable, net also include approximately $1.3 million and $1.1 million related to perpetual care income receivables at December 31, 2017 and June 30, 2018, respectively. See Note 7 to the Consolidated Financial Statements included herein for additional information on our perpetual care trust investments.
Accounts receivable was comprised of the following at December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
Funeral receivables, net of allowance for bad debt of $213 and $202, respectively	$9,061	$7,099
Cemetery receivables, net of allowance for bad debt of $622 and $652, respectively	10,331	9,550
Other receivables	263	377
Accounts receivable, net	$19,655	$17,026
Non-current preneed receivables recorded in Preneed Receivables, net represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables were comprised of the following at December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
Funeral receivables, net of allowance for bad debt of $882	$7,934	$—
Cemetery receivables, net of allowance for bad debt of $1,396 and $1,460, respectively	23,710	21,327
Preneed receivables, net	$31,644	$21,327

Bad debt expense totaled approximately $0.7 million and $0.4 million for the three months ended June 30, 2017 and 2018, respectively and approximately $1.1 million and $0.9 million for the six months ended June 30, 2017 and 2018, respectively.
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
Upon adoption of Topic 606, we capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. We recorded a cumulative net adjustment of approximately $2.1 million to Retained earnings on our opening Consolidated Balance Sheets on January 1, 2018. See Note 2 to the Consolidated Financial Statements included herein for additional information regarding our opening balance sheet adjustment. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled approximately $144,000 for the three months ended June 30, 2018 and $293,000 for the six months ended June 30, 2018. There were no impairment losses recognized during this period.
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
Property, plant and equipment was comprised of the following at December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
Land	$74,981	$74,981
Buildings and improvements	211,934	211,938
Furniture, equipment and automobiles	76,155	77,906
Property, plant and equipment, at cost	363,070	364,825
Less: accumulated depreciation	(115,776)	(120,246)
Property, plant and equipment, net	$247,294	$244,579
We recorded depreciation expense of approximately $3.2 million and $3.5 million for the three months ended June 30, 2017 and 2018, respectively and approximately $6.3 million and $6.8 million for the six months ended June 30, 2017 and 2018, respectively. During the six months ended June 30, 2017, we acquired real estate for $0.6 million for a funeral home parking lot expansion project.
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
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the three and six months ended June 30, 2017 and 2018.
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
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No impairments were recorded to our intangible assets during the three and six months ended June 30, 2017 and 2018.
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
See Note 13 to the Consolidated Financial Statements included herein for additional information on our stock-based compensation plans.
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

We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for both the three and six months ended June 30, 2017 and approximately 27.5% for both the three and six months ended June 30, 2018. The decrease in the estimated effective tax rate, before discrete items, is primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The discrete items include an income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, income tax expense related to state tax rate changes and other non-material discrete state items.
Income tax expense was approximately $3.0 million and $1.0 million for the three months ended June 30, 2017 and 2018, respectively and approximately $7.8 million and $3.9 million for the six months ended June 30, 2017 and 2018, respectively.
Regulatory changes from the TCJA negatively impacted the effective tax rate for the first six months of 2018 by 0.2% due to the repeal of the domestic production activities deduction and by 0.3% due to the exclusion of performance based compensation from the overall executive compensation deduction limitation. Additionally, regulatory changes to the deductibility of meals and entertainment along with the state conformity to the federal bonus depreciation rules both had a non-material negative rate impact on the effective tax rate.
Subsequent Events
Management evaluated events and transactions during the period subsequent to June 30, 2018 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
The adoption of the provisions of this ASU did not have a material impact on our effective tax rate for the reporting period.
The following table presents the impact of the adoption of Topic 606 on our Consolidated Balance Sheet (in thousands):

	As of June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Assets
Accounts receivable, net of allowance for bad debts	$17,026	$18,450	$(1,424)
Preneed receivables, net of allowance for bad debts	$21,327	$32,746	$(11,419)
Intangible and other non-current assets	$2,816	$—	$2,816
Liabilities
Deferred preneed cemetery revenue, net	$50,699	$55,264	$(4,565)
Deferred preneed funeral revenue, net	$27,740	$36,018	$(8,278)
Deferred tax liability	$30,293	$29,636	$657
Stockholders’ equity:
Retained earnings	$72,138	$69,979	$2,159
The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Operations (in thousands, except per share data):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Field costs and expenses:
Funeral	$33,238	$33,267	$(29)	$69,604	$69,672	$(68)
Cemetery	$9,880	$9,869	$11	$18,940	$18,910	$30
Income before income taxes	$3,747	$3,729	$18	$15,981	$15,943	$38
Net income	$2,747	$2,734	$13	$12,103	$12,075	$28

Basic earnings per common share:	$0.15	$0.15	$—	$0.71	$0.71	$—
Diluted earnings per common share:	$0.15	$0.15	$—	$0.67	$0.67	$—

Dividends declared per common share	$0.075	$0.075	$—	$0.075	$0.075	$—

The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Cash Flows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized commissions on preneed contracts	$144	$—	$144	$293	$—	$293
Changes in operating assets and liabilities that provided (required) cash:
Intangible and other non-current assets	$(162)	$—	$(162)	$(331)	$—	$(331)
The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2018 for the adoption of Topic 606 was as follows (in thousands):

	December 31, 2017	Effect of Adoption of Topic 606	January 1, 2018
Assets
Accounts receivable, net of allowance for bad debts(1)	$19,655	$(1,399)	$18,256
Preneed receivables, net of allowance for bad debts(2)(3)	$31,644	$(11,129)	$20,515
Intangible and other non-current assets(4)	$—	$2,778	$2,778
		$(9,750)
Liabilities
Deferred preneed cemetery revenue(1)(2)	$54,690	$(4,594)	$50,096
Deferred preneed funeral revenue(3)	$34,585	$(7,934)	$26,651
Deferred tax liability(4)	$31,159	$647	$31,806
Stockholders’ equity:
Retained earnings(4)	$57,904	$2,131	$60,035
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

(4)
Under Topic 606, certain costs incurred to obtain or fulfill a contract with a customer are capitalized. Beginning January 1, 2018, we capitalize selling costs related to undelivered preneed cemetery merchandise and services and preneed funeral trust contracts. Previously, these costs were expensed in the period incurred. We recorded a cumulative adjustment of approximately $2.1 million to our opening Retained earnings, which consisted of a $2.8 million adjustment to our Intangible and other non-current assets and a $0.6 million adjustment to our Deferred tax liability on our Consolidated Balance Sheets on January 1, 2018.

The following accounting pronouncements were adopted on January 1, 2018 with no impact to our Consolidated Financial Statements:
Compensation (Topic 718): Stock Compensation – Scope of Modification Accounting
The amendments in this ASU provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless the fair value, vesting conditions and classification of the modified award are the same as the original award immediately before the award is modified.
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
Accounting Pronouncements Not Yet Adopted
Leases
In February 2016, the FASB issued ASU, Leases (Topic 842). This ASU addresses certain aspects of recognition, presentation, and disclosure of leases and applies to all entities that enter into a lease, with some specified scope exemptions. The amendments in this ASU aim to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted for all entities. Both lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which recognizes the cumulative effect of initially applying the standard as an adjustment to retained earnings at the date of initial application. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2019 and do not expect the adoption of this new accounting standard to have a material impact on our Consolidated Financial Statements.

3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenues, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three Months Ended June 30, 2018
	Funeral	Cemetery	Total
Services	$29,023	$2,949	$31,972
Merchandise	17,296	2,372	19,668
Cemetery interment rights	—	7,863	7,863
Revenue from contracts with customers	$46,319	$13,184	$59,503

Preneed funeral commission income	$354	$—	$354
Preneed trust earnings	1,728	1,433	3,161
Preneed trust management fees	131	202	333
Preneed cemetery finance charges	—	496	496
Financial revenues	$2,213	$2,131	$4,344
Total Revenues	$48,532	$15,315	$63,847

Three Months Ended June 30, 2017
	Funeral	Cemetery	Total
Services	$29,205	$2,926	$32,131
Merchandise	17,475	2,166	19,641
Cemetery interment rights	—	7,543	7,543
Revenue from contracts with customers	$46,680	$12,635	$59,315

Preneed funeral commission income	$333	$—	$333
Preneed trust earnings	1,590	1,828	3,418
Preneed trust management fees	136	200	336
Preneed cemetery finance charges	—	450	450
Financial revenues	$2,059	$2,478	$4,537
Total Revenues	$48,739	$15,113	$63,852

Six Months Ended June 30, 2018
	Funeral	Cemetery	Total
Services	$64,587	$6,069	$70,656
Merchandise	38,014	4,330	42,344
Cemetery interment rights	—	15,372	15,372
Revenue from contracts with customers	$102,601	$25,771	$128,372

Preneed funeral commission income	$614	$—	$614
Preneed trust earnings	3,642	2,982	6,624
Preneed trust management fees	269	412	681
Preneed cemetery finance charges	—	943	943
Financial revenues	$4,525	$4,337	$8,862
Total Revenues	$107,126	$30,108	$137,234

Six Months Ended June 30, 2017
	Funeral	Cemetery	Total
Services	$62,004	$5,925	$67,929
Merchandise	36,638	4,010	40,648
Cemetery interment rights	—	14,448	14,448
Revenue from contracts with customers	$98,642	$24,383	$123,025

Preneed funeral commission income	$636	$—	$636
Preneed trust earnings	3,398	3,343	6,741
Preneed trust management fees	274	401	675
Preneed cemetery finance charges	—	932	932
Financial revenues	$4,308	$4,676	$8,984
Total Revenues	$102,950	$29,059	$132,009
Deferred Revenue
Deferred revenue is presented net of amounts due on undelivered preneed contracts shown below as of January 1, 2018 and June 30, 2018 (in thousands):

	January 1, 2018(1)	June 30, 2018
Contract liabilities:
Deferred preneed cemetery revenue	$54,690	$55,264
Less: Balances due on undelivered cemetery preneed contracts(2)	(4,594)	(4,565)
Deferred preneed cemetery revenue, net	$50,096	$50,699

Deferred preneed funeral revenue	$34,585	$36,018
Less: Balances due on undelivered funeral preneed contracts(3)	(7,934)	(8,278)
Deferred preneed funeral revenue, net	$26,651	$27,740

(1)	January 1, 2018 balances have been adjusted to reflect the cumulative effect of changes for the adoption of ASC 606.
(2)
In accordance with Topic 606, $1.4 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at both January 1, 2018 and June 30, 2018 and $3.2 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at both January 1, 2018 and June 30, 2018.

(3)
In accordance with Topic 606, $7.9 million and $8.3 million of preneed funeral receivables have been reclassified to reduce deferred preneed funeral revenue at January 1, 2018 and June 30, 2018, respectively.

Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled at June 30, 2018 was $4.6 million for preneed cemetery contracts and $8.3 million for preneed funeral contracts. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue for any given period. However, we estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral contracts.

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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2017 and June 30, 2018 were as follows (in thousands):

	December 31, 2017	June 30, 2018
Preneed cemetery trust investments, at market value	$75,992	$72,413
Less: allowance for contract cancellation	(2,139)	(2,135)
Preneed cemetery trust investments, net	$73,853	$70,278
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2018, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2018. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at June 30, 2018 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,997	$—	$—	$6,997
Fixed income securities:
Foreign debt	2	4,528	127	(247)	4,408
Corporate debt	2	17,905	559	(856)	17,608
Preferred stock	2	11,482	57	(572)	10,967
Mortgage-backed securities	2	928	328	(14)	1,242
Common stock	1	28,100	4,741	(3,365)	29,476
Mutual funds:
Fixed Income	2	1,201	17	(59)	1,159
Trust securities		$71,141	$5,829	$(5,113)	$71,857
Accrued investment income		$556			$556
Preneed cemetery trust investments					$72,413
Market value as a percentage of cost					101.0%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$19
Due in one to five years	3,299
Due in five to ten years	4,246
Thereafter	26,661
Total	$34,225
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2017 are detailed below (in thousands, except percentages):

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
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. In the three and six months ended June 30, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2018, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2018 are shown in the following table (in thousands):

	June 30, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,821	$(99)	$1,015	$(148)	$2,836	$(247)
Corporate debt	9,084	(643)	968	(213)	10,052	(856)
Preferred stock	5,395	(162)	4,687	(410)	10,082	(572)
Mortgage-backed securities	—	—	68	(14)	68	(14)
Common stock	9,570	(1,491)	2,885	(1,874)	12,455	(3,365)
Mutual Funds:
Fixed Income	825	(59)	—	—	825	(59)
Total temporary impaired securities	$26,695	$(2,454)	$9,623	$(2,659)	$36,318	$(5,113)
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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Investment income	$692	$474	$1,281	$899
Realized gains	1,395	18	2,215	871
Realized losses	(929)	(750)	(1,312)	(1,357)
Expenses and taxes	(332)	(221)	(877)	(272)
Net change in deferred preneed cemetery receipts held in trust	(826)	479	(1,307)	(141)
	$—	$—	$—	$—

Purchases and sales of investments in the preneed cemetery trusts for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Purchases	$(10,831)	$(6,882)	$(18,440)	$(10,258)
Sales	7,208	6,340	13,189	13,899
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2017 and June 30, 2018 were as follows (in thousands):

	December 31, 2017	June 30, 2018
Preneed funeral trust investments, at market value	$93,341	$93,987
Less: allowance for contract cancellation	(2,659)	(2,784)
Preneed funeral trust investments, net	$90,682	$91,203
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2018, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2018. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at June 30, 2018 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,912	$—	$—	$23,912
Fixed income securities:
U.S treasury debt	1	1,490	6	(28)	1,468
Foreign debt	2	4,515	129	(243)	4,401
Corporate debt	2	18,110	520	(874)	17,756
Preferred stock	2	11,549	49	(575)	11,023
Mortgage-backed securities	2	1,061	341	(16)	1,386
Common stock	1	27,604	4,686	(3,301)	28,989
Mutual funds:
Fixed income	2	1,525	17	(89)	1,453
Other investments	2	3,040	—	—	3,040
Trust securities		$92,806	$5,748	$(5,126)	$93,428
Accrued investment income		$559			$559
Preneed funeral trust investments					$93,987
Market value as a percentage of cost					100.7%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$21
Due in one to five years	5,057
Due in five to ten years	4,182
Thereafter	26,774
Total	$36,034

The cost and fair market values associated with preneed funeral trust investments at December 31, 2017 are detailed below (in thousands, except percentages):

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

We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the three and six months ended June 30, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2018, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2018 are shown in the following table (in thousands):

	June 30, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$1,310	$(28)	$—	$—	$1,310	$(28)
Foreign debt	1,853	(101)	966	(142)	2,819	(243)
Corporate debt	9,208	(661)	960	(213)	10,168	(874)
Preferred stock	5,600	(168)	4,586	(407)	10,186	(575)
Mortgage-backed securities	—	—	164	(16)	164	(16)
Common stock	9,459	(1,440)	2,873	(1,861)	12,332	(3,301)
Mutual Funds:
Fixed income	859	(61)	246	(28)	1,105	(89)
Insurance:	439	—	—	—	439	—
Total temporary impaired securities	$28,728	$(2,459)	$9,795	$(2,667)	$38,523	$(5,126)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Investment income	$686	$479	$1,277	$891
Realized gains	1,472	11	2,296	2,907
Realized losses	(933)	(782)	(1,312)	(1,391)
Expenses and taxes	(377)	(334)	(716)	(478)
Net change in deferred preneed funeral receipts held in trust	(848)	626	(1,545)	(1,929)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Purchases	$(10,974)	$(7,153)	$(18,582)	$(10,439)
Sales	7,242	6,617	13,243	14,212
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
Our cemetery financed receivables at December 31, 2017 and June 30, 2018 are as follows (in thousands):

	December 31, 2017	June 30, 2018
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,779 and $2,820, respectively	$11,843	$12,712	(1)
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,922 and $4,984, respectively	28,631	29,453	(2)
Preneed cemetery financed receivables	$40,474	$42,165

(1)	In accordance with Topic 606, $1.4 million of cemetery accounts receivable has been reclassified to reduce deferred preneed cemetery revenue at June 30, 2018.
(2)	In accordance with Topic 606, $3.2 million of preneed cemetery receivables has been reclassified to reduce deferred preneed cemetery revenue at June 30, 2018.
The unearned finance charges associated with these receivables were $5.7 million at both December 31, 2017 and June 30, 2018.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% of the total receivables on recognized sales at June 30, 2018. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.

For the six months ended June 30, 2018, the change in the allowance for contract cancellations was as follows (in thousands):

June 30, 2018
Beginning balance	$2,019
Write-offs and cancellations	(478)
Provision	570
Ending balance	$2,111
The aging of preneed cemetery financed receivables as of June 30, 2018 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financed Receivables
Recognized revenue	$742	$323	$145	$1,372	$2,582	$28,679	$31,261
Deferred revenue	233	110	34	367	744	10,160	10,904
Total	$975	$433	$179	$1,739	$3,326	$38,839	$42,165
6.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2017 and June 30, 2018, receivables from preneed trusts were as follows (in thousands):

	December 31, 2017	June 30, 2018
Preneed trust funds, at cost	$15,759	$16,818
Less: allowance for contract cancellation	(472)	(505)
Receivables from preneed trusts, net	$15,287	$16,313
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at June 30, 2018 and December 31, 2017. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at June 30, 2018 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of June 30, 2018
Cash and cash equivalents	$4,043	$4,043
Fixed income investments	10,066	10,066
Mutual funds and common stocks	2,703	2,652
Annuities	6	6
Total	$16,818	$16,767
The composition of the preneed trust funds at December 31, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2017
Cash and cash equivalents	$3,903	$3,903
Fixed income investments	9,306	9,306
Mutual funds and common stocks	2,544	2,567
Annuities	6	6
Total	$15,759	$15,782

7.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2017 and June 30, 2018 were as follows (in thousands):

	December 31, 2017	June 30, 2018
Trust assets, at market value	$50,229	$48,600
Obligations due from trust	(373)	(446)
Care trusts’ corpus	$49,856	$48,154
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery and is recorded in Accounts Receivable, net until received from the trust. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At June 30, 2018, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2018. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2018 (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,936	$—	$—	$4,936
Fixed income securities:
Foreign debt	2	3,395	83	(183)	3,295
Corporate debt	2	12,403	363	(564)	12,202
Preferred stock	2	8,392	51	(393)	8,050
Mortgage-backed securities	2	575	203	(9)	769
Common stock	1	17,384	2,835	(2,152)	18,067
Mutual funds:
Fixed Income	2	926	17	(49)	894
Trust securities		$48,011	$3,552	$(3,350)	$48,213
Accrued investment income		$387			$387
Cemetery perpetual care investments					$48,600
Market value as a percentage of cost					100.4%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$11
Due in one to five years	2,460
Due in five to ten years	2,995
Thereafter	18,850
$24,316

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2017 (in thousands, except percentages):

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three and six months ended June 30, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2018, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended June 30, 2018 are shown in the following table (in thousands):

	June 30, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,426	$(78)	$722	$(105)	$2,148	$(183)
Corporate debt	6,204	(417)	709	(147)	6,913	(564)
Preferred stock	3,662	(103)	3,438	(290)	7,100	(393)
Mortgage-backed securities	—	—	42	(9)	42	(9)
Common stock	5,987	(901)	1,939	(1,251)	7,926	(2,152)
Mutual Funds:
Fixed Income	633	(49)	—	—	633	(49)
Total temporary impaired securities	$17,912	$(1,548)	$6,850	$(1,802)	$24,762	$(3,350)

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Realized gains	$644	$22	$925	$304
Realized losses	(481)	(312)	(630)	(526)
Net change in care trusts’ corpus	(163)	290	(295)	222
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Investment income	$1,586	$1,463	$3,292	$2,996
Realized gain, net	(108)	(398)	(608)	(715)
Total	$1,478	$1,065	$2,684	$2,281
Purchases and sales of investments in the perpetual care trusts for the three and six months ended June 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Purchases	$(6,861)	$(4,742)	$(11,874)	$(6,670)
Sales	4,503	4,431	8,390	9,397
8. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt is classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the 2.75% convertible subordinated notes due 2021 was approximately $34.3 million at June 30, 2018 based on the last traded or broker quoted price. The fair value of the 6.625% senior notes due 2026 was approximately $329.3 million at June 30, 2018 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of June 30, 2018, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
9.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2017 and June 30, 2018 were as follows (in thousands):

	December 31, 2017	June 30, 2018
Prepaid agreements not-to-compete, net of accumulated amortization of $6,051 and $6,343, respectively	$3,730	$3,515
Tradenames	14,372	14,372
Capitalized commissions on preneed contracts, net of accumulated amortization of $293	—	2,816
Debt issuance costs, net of accumulated amortization of $13	—	849
Other	15	—
Intangible and other non-current assets	$18,117	$21,552
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense for our prepaid agreements not-to-compete was approximately $136,000 and $153,000 for the three months ended June 30, 2017 and 2018, respectively and approximately $272,000 and $292,000 for the six months ended June 30, 2017 and 2018, respectively.
Our tradenames have indefinite lives and therefore are not amortized.
Topic 606 impacted our accounting for selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. Under Topic 606, these costs are capitalized and amortized over the average maturity period for our preneed cemetery contracts and preneed funeral trust contracts. We estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral trust contracts. These costs are included in Intangible and other non-current assets on our Consolidated Balance Sheets at June 30, 2018. Previously, these costs were expensed in the period incurred. Amortization expense for our capitalized commissions on preneed contracts was approximately $144,000 and $293,000 for the three and six months ended June 30, 2018. See Note 2 to the Consolidated Financial Statements included herein for additional information on our opening balance sheet entry on January 1, 2018 to Intangible and other non-current assets related to these capitalized commissions on preneed contracts.
At June 30, 2018, the unamortized debt issuance costs related to our New Credit Facility (as defined in Note 10) are being amortized over the remaining term of the related debt using the straight-line method and are recorded in Intangible and other non-current assets on our Consolidated Balance Sheets. Amortization of debt issuance costs related to our New Credit Facility was approximately $13,000 for both the three and six months ended June 30, 2018. See Note 10 to the Consolidated Financial Statements included herein for further discussion of our New Credit Facility.
10.LONG-TERM DEBT
On April 25, 2018, we entered into an eighth amendment and commitment increase (the “Eighth Amendment”) to our former secured credit facility, dated as of August 30, 2012 (as amended, the “Former Credit Agreement”), which amended the Former Credit Agreement as follows:
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
(iii) modify the maximum senior secured leverage ratio covenant; and
(iv) release the mortgage liens of the Administrative Agent on certain real property collateral located in a flood plain, among other things.

Following the effectiveness of the Eighth Amendment, the Former Credit Agreement was comprised of a $200 million revolving credit facility and a $150 million term loan. Under the Former Credit Agreement, as amended by the Eighth Amendment, we were required to comply with a covenant to maintain a maximum senior secured leverage ratio. We incurred approximately $0.7 million in transaction costs related to the Eighth Amendment of our Former Credit Agreement, which were recorded in Net loss on early extinguishment of debt.
On May 7, 2018, we used the remaining capacity from the Eighth Amendment to redeem approximately 80% of the then outstanding aggregate principal amount of our 2.75% convertible subordinated notes due March 15, 2021 (the “Convertible Notes”). We recognized (i) a net gain of approximately $1.2 million related to the redemption of our Convertible Notes; and (ii) a loss of approximately $0.5 million related to transaction costs incurred for the redemption of our Convertible Notes, all of which were recorded in Net loss on early extinguishment of debt. See Note 11 to the Consolidated Financial Statements included herein for further discussion of the redemption of our Convertible Notes.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Senior Notes”). See Note 12 to the Consolidated Financial Statements included herein for further discussion of the sale of the Senior Notes.
On May 31, 2018, we used approximately $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our Former Credit Agreement and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Agreement was retired and $2.0 million of letters of credit previously issued under the Former Credit Agreement were deemed issued under (and remain outstanding under) the New Credit Facility (as defined below). We did not incur any material early termination penalties in connection with the repayment of the Former Credit Agreement. In connection with the termination of the Former Credit Agreement, we recognized (i) a loss of approximately $0.7 million related to the Eighth Amendment transaction costs; and (ii) a loss of approximately $0.9 million of unamortized debt issuance costs related to the Former Credit Agreement, all of which were recorded in Net loss on early extinguishment of debt.
For the three and six months ended June 30, 2018, we recognized a net loss of $0.9 million, which was recorded in Net loss on early extinguishment of debt and consisted of the following: (i) a loss of approximately $1.6 million related to our Former Credit Agreement (discussed above); and (ii) a net gain of approximately $0.7 million related to the redemption of our Convertible Notes (discussed above).
On May 31, 2018, in connection with the issuance of the Senior Notes, we entered into a new $150 million senior secured revolving credit facility (the “New Credit Facility”) with Credit Facility Guarantors (as defined below), the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Our obligations under the New Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Credit Facility Guarantors”).
At closing, we had no outstanding borrowings under the New Credit Facility and $148.0 million of availability after giving effect to the $2.0 million of letters of credit previously issued under the Former Credit Agreement that were deemed issued under (and remain outstanding under) the New Credit Facility. The New Credit Facility includes an accordion feature allowing for future increases in the facility size by an additional amount of up to $75.0 million. The New Credit Facility matures on May 31, 2023. Interest will accrue on amounts outstanding under the New Credit Facility at either a prime rate or a LIBOR rate, plus an applicable margin based upon our total leverage ratio.
We incurred approximately $0.9 million in transactions costs related to our New Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method and are recorded in Intangible and other non-current assets.
The New Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of our personal property assets and those of the Credit Facility Guarantors, and will include provisions which require us and such subsidiaries, upon the occurrence of an event of default under the New Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of our and the Credit Facility Guarantors' funeral operations.
The New Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of our business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the New Credit Facility also contains customary negative covenants, including, but not limited to, covenants that, among other things, restrict (subject to certain exceptions) our ability and the Credit Facility Guarantor's ability to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments, and the following financial covenants: a total leverage ratio not to exceed 5.50 to 1.00, and a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. We will calculate the financial covenants on a consolidated basis.

Our long-term debt consisted of the following at December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
New Credit Facility	$—	$—
Revolving credit facility	92,000	—
Term loan	127,500	—
Acquisition debt	10,548	9,890
Debt issuance costs, net of accumulated amortization of $4,442	(967)	—
Less: current portion	(16,927)	(2,072)
Total long-term debt, net of current portion	$212,154	$7,818
As of June 30, 2018, we had no outstanding borrowings under the New Credit Facility. We had one letter of credit issued on November 30, 2017 and outstanding under the New Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 26, 2018. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2018, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Former Credit Agreement for the three and six months ended June 30, 2018 was 4.2% and 4.0%, respectively. See Note 9 to the Consolidated Financial Statements included herein for further discussion of our unamortized debt issuance costs related to our New Credit Facility.
As of June 30, 2018, we were in compliance with the covenants contained in the New Credit Facility, with a leverage ratio of 5.03 to 1.00 and a fixed charge coverage ratio of 1.93 to 1.00.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $0.2 million for both the three months ended June 30, 2017 and 2018 and $0.4 million for both the six months ended June 30, 2017 and 2018.
11.CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of our Convertible Notes. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our exchange (the “Exchange”) of approximately $115.0 million in aggregate principal amount of Convertible Notes, which represented approximately 80% of the aggregate principal amount of our Convertible Notes then outstanding, in privately negotiated exchange agreements with a limited number of convertible noteholders, for approximately $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The cash portion of the exchange consideration was funded from our Former Credit Agreement. Following the settlement of the Exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to approximately $28.8 million. See Note 10 to the Consolidated Financial Statements included herein for further discussion of our Former Credit Agreement.
We recognized a net gain of approximately $1.2 million, which was recorded in Net loss on early extinguishment of debt, related to the Exchange of our Convertible Notes. The gain is composed of a difference of approximately $2.5 million between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding the Exchange, partially offset by a write-off of approximately $1.3 million in unamortized debt issuance costs related to the Exchange of our Convertible Notes. The gain does not include the impact of any transaction costs we incurred to exchange the Convertible Notes.
We incurred approximately $0.8 million in transactions costs related to the Exchange of our Convertible Notes, of which approximately $0.5 million was expensed and recorded in Net loss on early extinguishment of debt and approximately $0.3 million was allocated to the equity component and recorded in Additional paid-in capital.

The carrying values of the liability and equity components of the Convertible Notes at December 31, 2017 and June 30, 2018 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2017	June 30, 2018
Long-term liabilities:
Principal amount	$143,750	$28,764
Unamortized discount of liability component	(17,559)	(3,042)
Convertible Notes issuance costs, net of accumulated amortization of $1,877 and $429, respectively	(1,750)	(297)
Carrying value of the liability component	$124,441	$25,425

Carrying value of the equity component	$17,973	$3,585
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheets at December 31, 2017 and June 30, 2018.
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $34.3 million at June 30, 2018.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million and $0.5 million for the three months ended June 30, 2017 and 2018, respectively and approximately $2.0 million and $1.5 million for the six months ended June 30, 2017 and 2018, respectively. Accretion of the discount on the Convertible Notes was approximately $1.1 million and $0.6 million for the three months ended June 30, 2017 and 2018, respectively and approximately $2.1 million and $1.7 million for the six months ended June 30, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended June 30, 2017 and 2018 and approximately $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2018, respectively.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at June 30, 2018, is 44.7976 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.32 per share of common stock.
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2017 and 2018 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and six months ended June 30, 2017 and 2018 was 3.2%.
12.SENIOR NOTES
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our Former Credit Agreement and intend to use the remaining net proceeds for general corporate purposes, including acquisitions. We incurred approximately $1.4 million in transaction costs related to the Senior Notes. See Note 10 to the Consolidated Financial Statements included herein for further discussion of the repayment of our Former Credit Agreement.
The Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018 to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on June 1, 2026, unless earlier redeemed or purchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Subsidiary Guarantors.
We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Additionally, at any time before June 1, 2021, we may redeem up to 40% of the aggregate principal amount of the Senior Notes issued with an amount equal to the net proceeds of certain equity offerings, at a price equal to 106.625% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption; provided that (1) at least 60% of the aggregate principal amount of the Senior Notes (including any additional Senior Notes) originally issued under the Indenture remain outstanding immediately after the occurrence of such redemption (excluding Senior Notes held by us); and (2) each such redemption must occur within 180 days of the date of the closing of each such equity offering.
If a “change of control” occurs, holders of the Senior Notes will have the option to require us to purchase for cash all or a portion of their Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, it will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest.
The Indenture contains restrictive covenants limiting our ability and our Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness or issue certain preferred shares, create liens on certain assets to secure debt, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, agree to certain restrictions on the ability of Restricted Subsidiaries to make payments to us, consolidate, merge, sell or otherwise dispose of all or substantially all assets, or engage in transactions with affiliates. The Indenture also contains customary events of default.
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 95 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for both the three and six months ended June 30, 2018 was 6.87% and 6.69%, respectively.
The carrying value of the Senior Notes at June 30, 2018 are reflected in our Consolidated Balance Sheets as follows (in thousands):

June 30, 2018
Long-term liabilities:
Principal amount	$325,000
Debt discount, net of accumulated amortization of $38	(4,837)
Debt issuance costs, net of accumulated amortization of $11	(1,356)
Carrying value of the Senior Notes	$318,807
The fair value of the Senior Notes, which are Level 2 measurements, was approximately $329.3 million at June 30, 2018.
Interest expense on the Senior Notes included contractual coupon interest expense of approximately $1.9 million for the three and six months ended June 30, 2018. Amortization of the debt discount and debt issuance costs on the Senior Notes was $38,000 and $11,000 for both the three and six months ended June 30, 2018, respectively.
13.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the six months ended June 30, 2018, we had two stock benefits plans under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding under the Amended and Restated 2006 Plan.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.

The status of each of the plans at June 30, 2018 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	1,528	297
2017 Plan	1,844	(1)	1,306	223	229
Total	1,844		1,306	1,751	526

(1)
Amount includes approximately 289,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
During the six months ended June 30, 2018, we issued restricted stock to our leadership team and certain key employees totaling 77,260 shares that vest over a three-year period and had an aggregate grant date market value of approximately $2.0 million. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $183,000 and $220,000, during the three months ended June 30, 2017 and 2018, respectively. We recorded stock-based compensation expense for restricted stock awards of $372,000 and $465,000, during the six months ended June 30, 2017 and 2018, respectively.
As of June 30, 2018, we had approximately $2.4 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.4 years.
Stock Options
During the six months ended June 30, 2018, we granted 212,853 options to our leadership team and certain key employees at a weighted average exercise price of $25.43. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was approximately $1.4 million.
The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2018
Dividend yield	1.18%
Expected volatility	27.08%
Risk-free interest rate	2.65%
Expected holding period (years)	5.0
Black-Scholes value	$6.38
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of approximately $331,000 and $236,000, during the three months ended June 30, 2017 and 2018, respectively. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of approximately $820,000 and $716,000, during the six months ended June 30, 2017 and 2018, respectively.
Performance Awards
During the six months ended June 30, 2018, we granted 113,320 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) on December 31, 2022, provided that certain criteria, including but not limited to, Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award. The fair value of these performance awards was approximately $2.9 million and was determined by using the stock price on the grant date of $25.43.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $202,000 and $344,000 during the three months ended June 30, 2017 and 2018, respectively. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $257,000 and $620,000 during the six months ended June 30, 2017 and 2018, respectively.

Employee Stock Purchase Plan
During the three months ended June 30, 2018, employees purchased a total of 10,503 shares of common stock through our ESPP at a weighted average price of $20.87 per share. During the six months ended June 30, 2018, employees purchased a total of 24,441 shares of common stock through our ESPP at a weighted average price of $21.55 per share. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling approximately $48,000 and $53,000 for the three months ended June 30, 2017 and 2018, respectively. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling approximately $144,000 and $150,000 for the six months ended June 30, 2017 and 2018, respectively.
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
Director Compensation
Effective May 16, 2018, our Board revised the Director Compensation Policy such that any Director may elect to receive their annual retainer, which is paid in quarterly installments, in unrestricted shares of our common stock, $0.01 par value by providing written notice as set forth in the Director Compensation Policy. The number of shares of such common stock shall be determined by dividing the cash amount of the retainer by the closing price of our common stock on the date of grant, which shall be the last business day of each quarter. Such common stock shall vest immediately upon grant. Any written notice to receive the retainer in common stock shall remain effective until notice otherwise is made in writing. Our Board also revised the Director Compensation Policy such that the new Director grant of $25,000 shall vest immediately. Prior to this change, the stock grant vested 50% immediately and 25% on each of the first and second anniversaries of admission.
On May 16, 2018, our Board voted for Douglas B. Meehan to serve as a Class III Director until the 2020 annual meeting of shareholders. Mr. Meehan was appointed to serve as a member of the Audit, Compensation and Corporate Governance Committees. Concurrently with his appointment, the Board granted Mr. Meehan 978 shares of our common stock under our Director Compensation Policy, which were valued at approximately $25,000 based on the closing price on the grant date.
Pursuant to the revised Director Compensation Policy described above, two Directors elected to receive their retainer payments in unrestricted shares of our common stock. As such, we granted 1,200 shares of our common stock on June 30, 2018 to these Directors, which were valued at approximately $29,000 based on the closing price on the grant date.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and restricted stock awards of $90,000 and $118,000 for the three months ended June 30, 2017 and 2018, respectively. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and restricted stock awards of $180,000 and $202,000 for the six months ended June 30, 2017 and 2018, respectively.
Share Repurchase
At June 30, 2018, we had approximately $26.0 million available for repurchases under our share repurchase program. During the three and six months ended June 30, 2018, we did not purchase any shares of common stock pursuant to our share repurchase program.

Cash Dividends
For the six months ended June 30, 2017 and 2018, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2017	Per Share	Dollar Value
March 1st	$0.050	$833
June 1st	$0.050	$835

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2017	$—
Increase in net unrealized gains associated with available-for-sale securities of the trusts	1,540
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	(1,540)
Balance at June 30, 2018	$—
14.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2018 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Numerator for basic and diluted earnings per share:
Net income	$4,410	$2,747	$11,494	$12,103
Less: Earnings allocated to unvested restricted stock	(15)	(14)	(43)	(67)
Income attributable to common stockholders	$4,395	$2,733	$11,451	$12,036

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,652	17,916	16,625	17,010
Effect of dilutive securities:
Stock options	377	212	381	240
Convertible Notes	1,064	117	1,077	674
Denominator for diluted earnings per common share - weighted average shares outstanding	18,093	18,245	18,083	17,924

Basic earnings per common share:	$0.26	$0.15	$0.69	$0.71
Diluted earnings per common share:	$0.24	$0.15	$0.63	$0.67
The fully diluted weighted average shares outstanding for the three and six months ended June 30, 2018 and the corresponding calculation of fully diluted earnings per share, include approximately 117,000 and 674,000 shares, respectively that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per Share. There were approximately 1,064,000 and 1,077,000 shares for the three and six months ended June 30, 2017 that would have been issued upon conversion under the if-converted method.

For the three and six months ended June 30, 2018, approximately 645,000 and 600,000 shares, respectively, were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. There were no stock options that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2017.
15.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues, gross profit (loss), income (loss) before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues:
Three Months Ended June 30, 2018	$48,532	$15,315	$—	$63,847
Three Months Ended June 30, 2017	48,739	15,113	—	63,852

Six Months Ended June 30, 2018	$107,126	$30,108	$—	$137,234
Six Months Ended June 30, 2017	102,950	29,059	—	132,009

Gross profit (loss):
Three Months Ended June 30, 2018	$12,654	$4,171	$(6,844)	$9,981
Three Months Ended June 30, 2017	14,412	4,255	(6,946)	11,721

Six Months Ended June 30, 2018	$32,318	$8,695	$(13,905)	$27,108
Six Months Ended June 30, 2017	33,381	8,378	(14,169)	27,590

Income (loss) before income taxes:
Three Months Ended June 30, 2018	$12,414	$4,254	$(12,921)	$3,747
Three Months Ended June 30, 2017	14,198	4,395	(11,144)	7,449

Six Months Ended June 30, 2018	$31,828	$8,846	$(24,693)	$15,981
Six Months Ended June 30, 2017	33,020	8,607	(22,372)	19,255

Total assets:
June 30, 2018	$656,331	$243,117	$46,163	$945,611
December 31, 2017	665,483	251,243	4,807	921,533

16.SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
Other current assets:
Federal income taxes receivable	$—	$988
State income taxes receivable	889	1,320
Other current assets	97	152
Total other current assets	$986	$2,460

Current portion of long-term debt and capital lease obligations:
Term note	$15,000	$—
Acquisition debt	1,927	2,072
Capital leases	324	330
Total current portion of long-term debt and capital lease obligations	$17,251	$2,402

Other current liabilities:
Federal income taxes payable	$1,120	$618
Deferred rent	241	257
Total other current liabilities	$1,361	$875

Accrued liabilities:
Accrued salaries and wages	$2,643	$2,750
Accrued incentive compensation	6,412	4,272
Accrued vacation	2,417	2,710
Accrued insurance	1,832	2,040
Accrued interest	1,271	2,106
Accrued ad valorem and franchise taxes	1,003	1,573
Accrued commissions	461	418
Other accrued liabilities	1,520	1,152
Total accrued liabilities	$17,559	$17,021

Other long-term liabilities:
Deferred rent	$966	$836
Incentive compensation	1,287	962
Contingent consideration	1,125	1,045
Total other long-term liabilities	$3,378	$2,843

17.SUBSEQUENT EVENTS
On July 10, 2018, we acquired two funeral home businesses in Fredericksburg, VA and Stafford, VA for $29.2 million in cash.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the execution of our Standards Operating, 4E leadership and Standard Acquisition Models;

•	the effects of competition;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	our level of indebtedness and the cash required to service our indebtedness;

•	recent changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service;

•	effects of the application of other applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the funeral and cemetery industry; and

•	other factors and uncertainties inherent in the funeral and cemetery industry.
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
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was founded in 1991 to strategically consolidate and operate funeral homes and cemeteries in the fragmented death care industry. We are a leading U.S. provider of funeral and cemetery services and merchandise. We operate in two business segments: funeral home operations, which currently account for approximately 78% of our revenues, and cemetery operations, which currently account for approximately 22% of our revenues.
At June 30, 2018, we operated 178 funeral homes in 29 states and 32 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, privately-owned independent operators. We believe we are a market leader in most of our markets.
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
Our business strategy is based on the leadership and entrepreneurial empowerment of our local leadership at the individual business level, rather than a centralized model. We operate a decentralized, entrepreneurial business model that is focused on sustainable long-term market share, revenue, and margin growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which attracts top entrepreneurial industry talent to our organization.
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

Standards Operating Model
Our Standards Operating Model is focused on growing local market share, people development, and the key operating and financial metrics that drive long-term, sustainable revenue growth and improved cash earning power of each local business by employing leadership and entrepreneurial principles that fit the nature of our high-value personal service business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we believe such performance is unsustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending June 30, 2018 dated July 31, 2018 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business. The Trend Report is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net income	$4,410	$2,747	$11,494	$12,103
Special items,(1)
Accretion of discount on convertible subordinated notes	1,066	555	2,103	1,715
Net loss on early extinguishment of debt	—	740	—	740
Adjusted net income(2)	$5,476	$4,042	$13,597	$14,558

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

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Gross profit	$18,667	$16,825	$41,759	$41,013

Field depreciation and amortization	3,647	3,904	7,118	7,677
Regional and unallocated funeral and cemetery costs	2,954	3,267	5,908	6,548
Operating profit(1)	$25,268	$23,996	$54,785	$55,238

(1)	Operating profit is defined as Gross profit excluding Field depreciation and amortization and Regional and unallocated funeral and cemetery costs.

Below is a breakdown of Operating profit (a non-GAAP measure) by segment for the three and six months ended June 30, 2017 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Funeral Home segment	$19,317	$17,953	$43,099	$43,045
Cemetery segment	5,951	6,043	11,686	12,193
Operating profit	$25,268	$23,996	$54,785	$55,238

Operating profit margin(1)	39.6%	37.6%	41.5%	40.3%

(1)	Operating profit margin, a non-GAAP measure, is Operating profit as a percentage of Total revenues.
Further discussion of Operating profit for our Funeral Home and Cemetery segments is presented herein under “Results of Operations.”
Financial Highlights
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Total revenue for the three months ended June 30, 2018 and 2017 remained flat at $63.9 million. Funeral revenue decreased $0.2 million to $48.5 million and cemetery revenue increased $0.2 million to $15.3 million in the three months ended June 30, 2018 compared to the same period in 2017. For the quarter comparatives, we experienced a 2.7% increase in total funeral contracts, offset by a 3.1% decrease in the average revenue per funeral contract. In addition, while we experienced a decrease of 14.8% in the number of preneed interment rights (property) sold, we also experienced an increase of 21.0% in the average price per interment right sold as a result of sales of higher-valued gardens constructed in recent years at certain of our same store businesses. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the three months ended June 30, 2018 decreased $1.8 million, or 9.9%, to $16.8 million, from $18.7 million for the three months ended June 30, 2017, primarily due to the decline in same store funeral revenue, higher health care costs across all businesses and higher costs as a percentage of revenue in the businesses we acquired in 2016 and 2017. As these acquired businesses transition into our Standards Operating Model, we expect to see their gross profit margins rise towards those on a same store basis.
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
Net income for the three months ended June 30, 2018 decreased $1.7 million to $2.7 million, equal to $0.15 per diluted share, compared to net income of $4.4 million, equal to $0.24 per diluted diluted share, for the three months ended June 30, 2017. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
During the three months ended June 30, 2018, we entered into a series of transactions to recapitalize our Balance Sheet. Further discussion of this is presented herein under “Balance Sheet Recapitalization.”
Six months ended June 30, 2018 compared to six months ended June 30, 2017
Total revenue for the six months ended June 30, 2018 and 2017 was $137.2 million and $132.0 million, respectively, which represents an increase of approximately $5.2 million, or 4.0%. Funeral revenue increased $4.2 million to $107.1 million and cemetery revenue increased $1.0 million to $30.1 million in the six months ended June 30, 2018 compared to the same period in 2017. For the period comparatives, we experienced a 5.2% increase in total funeral contracts, offset by a decrease of 1.0% in the average revenue per funeral contract. In addition, while we experienced a decrease of 1.5% in the number of preneed interment rights (property) sold, we also experienced an increase of 8.4% in the average price per interment right sold. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”

Gross profit for the six months ended June 30, 2018 decreased $0.7 million, or 1.8%, to $41.0 million, from $41.8 million for the six months ended June 30, 2017, primarily due to higher health care costs across all businesses and higher costs as a percentage of revenue in the businesses we acquired in 2016 and 2017. As these acquired businesses transition into our Standards Operating Model, we expect to see their gross profit margins rise towards those on a same store basis.
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
Net income for the six months ended June 30, 2018 increased $0.6 million to $12.1 million, equal to $0.67 per diluted share, compared to net income of $11.5 million, equal to $0.63 per diluted share, for the six months ended June 30, 2017. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
Balance Sheet Recapitalization
On April 25, 2018, we entered into an eighth amendment and commitment increase (the “Eighth Amendment”) to our former secured credit facility, dated as of August 30, 2012 (as amended, the “Former Credit Agreement”), which amended the Former Credit Agreement to, among other things, increase the aggregate revolving credit commitment to $200 million.
On May 7, 2018, we used the remaining capacity from the Eighth Amendment to complete our exchange (the “Exchange”) of approximately $115.0 million of our 2.75% convertible subordinated notes due March 15, 2021 (the “Convertible Notes”), which represented approximately 80% of the aggregate principal amount of our Convertible Notes then outstanding.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Senior Notes”). We used approximately $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our Former Credit Agreement and all commitments thereunder were terminated.
On May 31, 2018, we entered into a new $150 million senior secured revolving credit facility (the “New Credit Facility”) with Credit Facility Guarantors, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent.
Further discussion of these transactions is presented herein under “Liquidity And Capital Resources.”
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
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2018 compared to the same period of 2017. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2014 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2013 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. The term “divested” refers to one business sold during 2017. There were no discontinued operations in the periods presented. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs, are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.

Funeral Home Segment
The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended June 30, 2018 compared to three months ended June 30, 2017 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$39,366	$37,484	$(1,882)	(4.8)%
Acquired operating revenue	7,082	8,835	1,753	24.8%
Divested revenue	234	—	(234)	n/a
Preneed funeral insurance commissions	333	354	21	6.3%
Preneed funeral trust earnings	1,724	1,859	135	7.8%
Total	$48,739	$48,532	$(207)	(0.4)%

Operating profit:
Same store operating profit	$14,742	$12,970	$(1,772)	(12.0)%
Acquired operating profit	2,645	3,005	360	13.6%
Divested profit	145	—	(145)	n/a
Preneed funeral insurance commissions	79	154	75	94.9%
Preneed funeral trust earnings	1,706	1,824	118	6.9%
Total	$19,317	$17,953	$(1,364)	(7.1)%
Funeral home same store operating revenue for the three months ended June 30, 2018 decreased $1.9 million or 4.8%, when compared to the three months ended June 30, 2017. This was due primarily to a 2.2% decrease in same store contract volumes to 7,182 and a 2.7% decrease in the average revenue per contract to $5,219. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract decreased 2.2% to $5,436 in the three months ended June 30, 2018. The average revenue per burial contract decreased slightly by 0.1% to $8,913 and the number of burial contracts decreased 6.5% to 2,777. The average revenue per cremation contract decreased slightly by 0.1% to $3,376, while the number of cremation contracts increased 0.7% to 3,856.
The burial rate for our same store businesses decreased 180 basis points to 38.7%, while the cremation rate increased 150 basis points to 53.7% for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.6% of the total number of contracts in the three months ended June 30, 2018, decreased 7.3% to $2,316.
Same store operating profit for the three months ended June 30, 2018 decreased $1.8 million, or 12.0%, when compared to the three months ended June 30, 2017 primarily due to the decrease in same store revenue Our same store operating profit margin (same store operating profit as a percentage of same store operating revenue) decreased by 280 basis points to 34.6% for the three months ended June 30, 2018 compared to the same period in 2017. The decline in same store operating profit margin is primarily the result of an increase in salaries and benefits expenses, which increased $0.5 million, or 4.5%, for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The primary driver of this increase is related to increased health care costs in 2018, as well as our continued focus on hiring additional managing partners and continuous upgrading of personnel at our same store businesses. While this results in shorter term higher salaries and benefits, we believe that having the right managing partners and right staff at these businesses will increase market share and grow same store revenue in the longer term.
Funeral home acquired operating revenue for the three months ended June 30, 2018 increased $1.8 million, or 24.8%, when compared to the three months ended June 30, 2017. The funeral home acquired portfolio for the three months ended June 30, 2018 includes seven businesses acquired in the fourth quarter of 2017, not present in the three months ended June 30, 2017 results. While we experienced a decrease in the average revenue per contract of 9.8% to $6,006, the total number of contracts increased 38.3% to 1,471. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract decreased 9.8% to $6,122 in the three months ended June 30, 2018. The average revenue per burial contract decreased 1.2% to $9,521, while the number of burial contracts increased 19.5% to 601. The average revenue per cremation contract decreased 12.3% to $4,010, while the number of cremation contracts increased 63.1% to 752. The decrease in average revenue per contract is primarily due to the higher cremation rates in the businesses we acquired in Colorado in 2017 for the three months ended June 30, 2018.
The burial rate for our acquired businesses decreased 640 basis points to 40.9%, while the cremation rate increased 780 basis points to 51.1% for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.0% of the total number of contracts in the three months ended June 30, 2018, decreased 15.3% to $2,261.
Acquired operating profit for the three months ended June 30, 2018 increased $0.4 million, or 13.6%, when compared to the three months ended June 30, 2017. Although acquired operating revenue increased, acquired operating profit margin decreased 330 basis points to 34.0% for the three months ended June 30, 2018 compared to the same period in 2017. The decrease is primarily due to the seven businesses we acquired in the fourth quarter of 2017, as operating profit margins for newly acquired businesses are generally lower than same store businesses, particularly in regards to higher salary and benefit costs. As these acquired businesses transition into our Standards Operating Model, we expect to see their operating profit margins rise towards those on a same store basis.
Funeral home divested operating revenues and operating profit are from one business divested in December 2017.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue increased by 6.3% for the three months ended June 30, 2018 compared to the same period in 2017. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold, thus, the preneed commission revenue recognized for the three months ended June 30, 2018 is from the preneed funeral insurance contracts sold in the three months ended June 30, 2017. The number of preneed insurance contracts sold in the three months ended June 30, 2017 increased 4.0% and the face value of the insurance products that earned commissions increased 26.0% compared to the contracts sold during the same period of 2016. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings increased $0.1 million, or 7.8%, for the three months ended June 30, 2018. The increase is primarily due to an increase in earnings from the maturity of preneed contracts, along with a slight increase in the earnings from trust management fees.
Operating profit for our two categories of financial revenue, on a combined basis, increased $0.2 million, or 10.8% in the three months ended June 30, 2018, compared to the three months ended June 30, 2017.
The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the six months ended June 30, 2018 compared to six months ended June 30, 2017 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$83,127	$82,993	$(134)	(0.2)%
Acquired operating revenue	15,220	19,608	4,388	28.8%
Divested revenue	297	—	(297)	n/a
Preneed funeral insurance commissions	636	614	(22)	(3.5)%
Preneed funeral trust earnings	3,670	3,911	241	6.6%
Total	$102,950	$107,126	$4,176	4.1%

Operating profit:
Same store operating profit	$32,976	$31,727	$(1,249)	(3.8)%
Acquired operating profit	6,149	7,296	1,147	18.7%
Divested profit	146	(3)	(149)	n/a
Preneed funeral insurance commissions	209	192	(17)	(8.1)%
Preneed funeral trust earnings	3,619	3,833	214	5.9%
Total	$43,099	$43,045	$(54)	(0.1)%
Funeral home same store operating revenue for the six months ended June 30, 2018 decreased $0.1 million, or 0.2%, when compared to the six months ended June 30, 2017. This was due primarily to a 1.0% decrease in the average revenue per contract to $5,316, offset slightly by a 0.8% increase in same store contract volumes to 15,612. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract decreased 0.6% to $5,526 in the six months ended June 30, 2018. The average revenue per burial contract increased 0.2% to $8,913, while the number of burial contracts decreased 1.8% to 6,196. The average revenue per cremation contract increased 1.4% to $3,422 and the number of cremation contracts increased 2.7% to 8,284.
The burial rate for our same store businesses decreased 100 basis points to 39.7%, while the cremation rate increased 100 basis points to 53.1% for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.3% of the total number of contracts in the six months ended June 30, 2018, decreased 5.8% to $2,383.
Same store operating profit for the six months ended June 30, 2018 decreased $1.2 million, or 3.8%, when compared to the six months ended June 30, 2017. In addition to the decrease in same store revenue, same store operating profit margin (same store operating profit as a percentage of same store operating revenue) decreased by 150 basis points to 38.2% for the six months ended June 30, 2018 compared to the same period in 2017. The decline in same store operating profit margin is primarily the result of an increase in salaries and benefits expenses, which increased $1.2 million, or 5.1%, for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. The primary driver of this increase is related to increased health care costs in 2018, as well as our continued focus on hiring additional managing partners and continuous upgrading of personnel at our same store businesses. While this results in shorter term higher salaries and benefits, we believe that having the right managing partners and right staff at these businesses will increase market share and grow same store revenue in the longer term.
Funeral home acquired operating revenue for the six months ended June 30, 2018 increased $4.4 million, or 28.8%, when compared to the six months ended June 30, 2017. The funeral home acquired portfolio for the six months ended June 30, 2018 includes seven businesses acquired in the fourth quarter of 2017, not present in the six months ended June 30, 2017 results. We experienced a 35.7% increase in the total number of contracts to 3,153, while the average revenue per contract decreased 5.0% to $6,219. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract decreased 5.6% to $6,334 in the six months ended June 30, 2018. The average revenue per burial contract increased 2.3% to $9,766 and the number of burial contracts increased 22.8% to 1,352. The average revenue per cremation contract decreased 9.8% to $4,008, while the number of cremation contracts increased 51.6% to 1,551. The decrease in average revenue per contract is primarily due to the higher cremation rates in the businesses we acquired in Colorado in 2017 for the six months ended June 30, 2018.
The burial rate for our acquired businesses decreased 450 basis points to 42.9%, while the cremation rate increased 520 basis points to 49.2% for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.9% of the total number of contracts in the six months ended June 30, 2018, decreased 15.9% to $2,206.
Acquired operating profit for the six months ended June 30, 2018 increased $1.1 million, or 18.7%, when compared to the six months ended June 30, 2017. Although acquired operating revenue increased, acquired operating profit margin decreased 320 basis points to 37.2% for the six months ended June 30, 2018 compared to the same period in 2017. The decrease is primarily due to the seven businesses we acquired in the fourth quarter of 2017, as operating profit margins for newly acquired businesses are generally lower than same store businesses, particularly in regards to higher salary and benefit costs. As these acquired businesses transition into our Standards Operating Model, we expect to see their operating profit margins rise towards those on a same store basis.
Funeral home divested operating revenues and operating profit are from one business divested in December 2017. Expenses for the six months ended June 30, 2018 are residual expenses incurred for the divested business.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue decreased by 3.5% for the six months ended June 30, 2018 compared to the same period in 2017. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold, thus, the preneed commission revenue recognized for the six months ended June 30, 2018 is from the preneed funeral insurance contracts sold in the six months ended June 30, 2017. The number of preneed insurance contracts sold in the six months ended June 30, 2017 decreased 5.6%, while the face value of the insurance products that earned commissions increased 12.4% compared to the contracts sold during the same period of 2016. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings increased $0.2 million, or 6.6%, for the six months ended June 30, 2018. The increase is primarily due to an increase in earnings from the maturity of preneed contracts with a slight increase in the earnings from trust management fees.

Operating profit for our two categories of financial revenue, on a combined basis, increased $0.2 million, or 5.1%, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.
Cemetery Segment
The following tables set forth certain information regarding the revenues and operating profit from our cemetery operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$11,935	$12,176	$241	2.0%
Acquired operating revenue	700	1,008	308	44.0%
Cemetery trust earnings	2,028	1,635	(393)	(19.4)%
Preneed cemetery finance charges	450	496	46	10.2%
Total	$15,113	$15,315	$202	1.3%

Operating profit:
Same store operating profit	$3,343	$3,620	$277	8.3%
Acquired operating profit	190	411	221	116.3%
Cemetery trust earnings	1,968	1,516	(452)	(23.0)%
Preneed cemetery finance charges	450	496	46	10.2%
Total	$5,951	$6,043	$92	1.5%
Cemetery same store operating revenue for the three months ended June 30, 2018 increased $0.2 million, or 2.0%, when compared to the three months ended June 30, 2017. Approximately 58.0% of our cemetery same store operating revenue related to preneed sales of interment rights (property) and related merchandise and services for the three months ended June 30, 2018. Preneed revenue increased $0.1 million, or 1.9% primarily due to the increase in preneed merchandise and services revenue recognized in the period. Preneed property revenue remained flat as we experienced a 19.5% increase in average price per interment right to $3,854, while we experienced a 15.3% decrease in the number of preneed interment rights sold to 1,572 for the three months ended June 30, 2018 compared to the same period in 2017. The increase in the average price per interment was a result of sales in higher-valued gardens constructed in recent years at certain of our same store businesses. Same store atneed revenue, which represents approximately 42.0% of our same store cemetery operating revenues, increased $0.1 million, or 2.2%, due primarily to an 11.2% increase in the average sale per contract to $1,645.
Cemetery same store operating profit for the three months ended June 30, 2018 increased $0.3 million, or 8.3%, from the same period in 2017. Cemetery same store operating profit as a percentage of cemetery same store operating revenue (cemetery operating profit margin) increased to 29.7% in the three months ended June 30, 2018 compared to 28.0% in the same period in 2017. The increase in cemetery same store operating profit margin is primarily due to the increase in revenue.
Cemetery acquired operating revenue increased $0.3 million, or 44.0%, and cemetery acquired operating profit increased $0.2 million, or 116.3%, for the three months ended June 30, 2018 compared to the same period in 2017. Our acquired cemetery portfolio consists of only one cemetery business that experienced both increased revenue and better management of expenses in the three months ended June 30, 2018 compared to the same period 2017.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings and financial revenue earned from finance charges decreased $0.3 million in the three months ended June 30, 2018 compared to the same period in 2017. The decrease is primarily due to decreased capital gains from our perpetual care trust in the three months ended June 30, 2018 compared to the same period in 2017.

The following tables set forth certain information regarding the revenues and operating profit from our cemetery operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$22,774	$23,893	$1,119	4.9%
Acquired operating revenue	1,609	1,878	269	16.7%
Cemetery trust earnings	3,744	3,394	(350)	(9.3)%
Preneed cemetery finance charges	932	943	11	1.2%
Total	$29,059	$30,108	$1,049	3.6%

Operating profit:
Same store operating profit	$6,638	$7,380	$742	11.2%
Acquired operating profit	543	736	193	35.5%
Cemetery trust earnings	3,573	3,134	(439)	(12.3)%
Preneed cemetery finance charges	932	943	11	1.2%
Total	$11,686	$12,193	$507	4.3%
Cemetery same store operating revenue for the six months ended June 30, 2018 increased $1.1 million, or 4.9%, when compared to the six months ended June 30, 2017. Approximately 58.0% of our cemetery same store operating revenue related to preneed sales of interment rights (property) and related merchandise and services for the six months ended June 30, 2018. Preneed revenue increased $0.9 million, or 6.9% comprised of a $0.7 million increase in preneed property and a $0.2 million increase in preneed merchandise and services revenue recognized in the period. We experienced 6.7% increase in average price per interment right to $3,464, while we experienced a 0.8% decrease in the number of preneed interment rights sold to 3,374 for the six months ended June 30, 2018 compared to the same period in 2017. The increase in the average price per interment was a result of sales in higher-valued gardens constructed in recent years at certain of our same store businesses. During the first quarter of 2018, we recognized revenue from a completed large garden at a certain cemetery business. Same store atneed revenue, which represents approximately 42.0% of our same store cemetery operating revenues, increased $0.2 million, or 2.3%, due primarily to an 8.2% increase in the average sale per contract to $1,529.
Cemetery same store operating profit for the six months ended June 30, 2018 increased $0.7 million, or 11.2%, from the same period in 2017. Cemetery same store operating profit as a percentage of cemetery same store operating revenue (cemetery operating profit margin) increased to 30.9% in the six months ended June 30, 2018 compared to 29.1% in the same period in 2017. The increase in cemetery same store operating profit margin is due to the increase in revenue, offset by a $0.5 million increase in controllable expenses. The categories with significant increases include $0.4 million of facilities and grounds expenses and $0.1 million of salaries and benefits.
Cemetery acquired operating revenue increased $0.3 million, or 16.7% and acquired operating profit increased $0.2 million, or 35.5%, from the same period in 2017. Cemetery acquired operating profit as a percentage of cemetery acquired operating revenue (cemetery operating profit margin) increased to 39.2% in the six months ended June 30, 2018 compared to 33.7% in the same period in 2017. Our acquired cemetery portfolio consists of only one cemetery business that experienced both increased revenue and better management of expenses in the six months ended June 30, 2018 compared to the same period 2017.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings and financial revenue earned from finance charges decreased $0.3 million, or 7.2%, in the six months ended June 30, 2018 compared to the same period in 2017.
Other Financial Statement Items
Depreciation and Amortization
Depreciation and amortization related to our field and home office totaled $3.9 million for the three months ended June 30, 2018, an increase of $0.3 million, or 7.0%, from the three months ended June 30, 2017. Depreciation and amortization related to our field and home office totaled $7.7 million for the six months ended June 30, 2018, an increase of $0.6 million, or 7.9%, from the six months ended June 30, 2017. These increases were primarily attributable to additional depreciation expense from assets acquired in our 2017 acquisitions, as well as the completion of two constructed funeral homes in the latter half of 2017.

Regional and Unallocated Funeral and Cemetery Costs
Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.3 million for the three months ended June 30, 2018, an increase of $0.3 million, or 10.6%, compared to the same period in 2017, primarily due to a $0.3 million increase in salaries and benefits expenses and a $0.1 million increase in field incentive compensation in line with Standards Achievement at certain businesses, offset by a $0.1 million decrease in severance expenses.
Regional and unallocated funeral and cemetery costs totaled $6.5 million for the six months ended June 30, 2018, an increase of $0.6 million, or 10.8%, compared to the same period in 2017, primarily due to a $0.6 million increase in field incentive compensation in line with Standards Achievement at certain businesses, $0.3 million increase in salaries and benefits expenses, offset by a $0.2 million decrease in severance expenses and $0.1 million in other general administrative costs.
General, Administrative and Other
General, administrative and other expenses totaled $6.4 million for the three months ended June 30, 2018, a decrease of $0.2 million, or 2.9%, compared to the same period in 2017. The decrease was attributable to a $0.2 million decrease in public company and regulatory costs, a $0.2 million decrease in salaries and benefits expenses, a $0.1 million decrease in severance expenses and a $0.1 million decrease in other general administrative costs, offset by a $0.3 million increase in health care costs and a $0.1 million increase in equity compensation.
General, administrative and other expenses totaled $13.0 million for the six months ended June 30, 2018, a decrease of $0.4 million, or 3.1%, compared to the same period in 2017. The decrease was attributable to a $0.5 million decrease in public company and regulatory costs, a $0.4 million decrease in salaries and benefits expenses, a $0.3 million decrease in severance expenses and a $0.1 million decrease in other general administrative costs, offset by a $0.4 million increase in equity compensation, a $0.3 million increase in health care costs and a $0.2 million increase in incentive compensation.
Interest Expense
Interest expense was $4.7 million for the three months ended June 30, 2018 compared to $3.2 million for the three months ended June 30, 2017, an increase of approximately $1.5 million due to the following: (i) an increase of $1.9 million related to our Senior Notes, which represents approximately one month of accrued interest; (ii) an increase of $0.2 million related to our Former Credit Agreement, due to an increase in our weighted average interest rate and additional borrowings, offset by; (iii) a decrease of $0.5 million of accrued interest related to the Exchange of our Convertible Notes; and (iv) a decrease of $0.1 million related to loan cost amortization for the New Credit Facility compared to the Former Credit Agreement.
Interest expense was $8.5 million for the six months ended June 30, 2018 compared to $6.2 million for the six months ended June 30, 2017, an increase of approximately $2.3 million due to the following: (i) an increase of $1.9 million related to our Senior Notes, which represents approximately one month of accrued interest; (ii) an increase of $0.9 million related to our Former Credit Agreement, due to an increase in our weighted average interest rate and additional borrowings, offset by; (iii) a decrease of $0.5 million of accrued interest related to the Exchange of our Convertible Notes.
Accretion of Discount on Convertible Notes
For the three months ended June 30, 2018, we recognized accretion of the discount on our Convertible Notes of $0.6 million compared to $1.1 million for the three months ended June 30, 2017, a decrease of approximately $0.5 million, which was attributable to the Exchange of our Convertible Notes.
For the six months ended June 30, 2018, we recognized accretion of the discount on our Convertible Notes of $1.7 million compared to $2.1 million for the six months ended June 30, 2017, a decrease of approximately $0.4 million, which was attributable to the Exchange of our Convertible Notes.
Net Loss on Early Extinguishment of Debt
For the six months ended June 30, 2018, we recognized a net loss of approximately $0.9 million on the early extinguishment of debt for the following transactions:
(i) a loss of approximately $1.6 million related to the termination of our Former Credit Agreement, which consisted of a write-off of approximately $0.7 million of transaction costs related to the Eighth Amendment and a write-off of approximately $0.9 million of unamortized debt issuance costs related to the Former Credit Agreement;
(ii) a net gain of approximately $1.2 million related to the redemption of our Convertible Notes, which consisted of a gain of approximately $2.5 million on the difference between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding the Exchange and a loss of approximately $1.3 million related to the write-off of unamortized debt issuance costs due to the Exchange of our Convertible Notes; and

(iii) a loss of approximately $0.5 million related to transaction costs incurred for the redemption of our Convertible Notes.
Income Taxes
Income tax expense was $1.0 million for the three months ended June 30, 2018 compared to $3.0 million for the three months ended June 30, 2017. Income tax expense was $3.9 million for the six months ended June 30, 2018 compared to $7.8 million for the six months ended June 30, 2017. We recorded income taxes at the estimated effective rate, before discrete items, of 27.5% for both the three and six months ended June 30, 2018 and 40.0% for both the three and six months ended June 30, 2017. The decrease in the effective tax rate is primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
The discrete items include income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, income tax expense related to state tax rate changes and other non-material discrete state items. Regulatory changes from the TCJA negatively impacted the effective tax rate for the first six months of 2018 by 0.2% due to the repeal of the domestic production activities deduction and 0.3% due to the exclusion of performance based compensation from the overall executive compensation deduction limitation. Additionally, regulatory changes to the deductibility of meals and entertainment along with the state conformity to the federal bonus depreciation rules both had a non-material negative rate impact on the effective tax rate. We adopted the provisions of Topic 606 using the modified retrospective approach, effective January 1, 2018. The adoption of this topic did not have a material impact on the effective tax rate for the reporting period.
We have approximately $32.0 million of state net operating loss carry forwards that will expire between 2019 and 2039, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed quarterly. At June 30, 2018, the valuation allowance totaled $0.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our New Credit Facility.
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
We intend to use cash on hand and future borrowings under our New Credit Facility to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends. From time to time we may also use our cash resources (including borrowings under our New Credit Facility) to repurchase shares of our common stock and our Convertible Notes in open market or privately negotiated transactions. We have the ability to draw on our senior secured revolving credit facility, subject to customary terms and conditions of the New Credit Facility. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.

Cash Flows
We began 2018 with $1.0 million in cash and other liquid investments and ended the second quarter with $40.5 million in cash. As of June 30, 2018, we had no borrowings outstanding on our New Credit Facility compared to $92.0 million outstanding under our Former Credit Agreement as of December 31, 2017.
The following table sets forth the elements of cash flow for the six months ended June 30, 2017 and 2018 (in millions):

	Six Months Ended June 30,
	2017	2018
Cash at January 1st	$3.3	$1.0
Cash flow from operating activities	20.2	26.3
Acquisitions and land for new construction	(0.6)	—
Growth capital expenditures	(4.1)	(1.4)
Maintenance capital expenditures	(4.7)	(3.7)
Net payments on long-term debt obligations	(11.9)	(220.3)
Payment of debt issuance costs related to long-term debt	—	(1.6)
Redemption of the Convertible Notes	—	(75.2)
Payment of transaction costs related to the redemption of the Convertible Notes	—	(0.8)
Proceeds from the issuance of the Senior Notes	—	320.1
Payment of debt issuance costs related to the Senior Notes	—	(1.4)
Taxes paid on restricted stock vestings and exercise of non-qualified options	(0.5)	(0.5)
Dividends paid on common stock	(1.7)	(2.6)
Other financing costs	0.4	0.6
Cash at June 30th	$0.4	$40.5
Operating Activities
For the six months ended June 30, 2018 cash flow provided by operating activities was $26.3 million compared to cash flow provided by operating activities of $20.2 million for the six months ended June 30, 2017. The increase of $6.1 million is due primarily to favorable working capital changes, which include a payment made in 2017 for accrued severance for the retirement of a former executive, which did not occur in 2018. In addition, we paid twelve Managing Partners in 2017 (largest plan participant year), compared to three Managing Partners in 2018 under our Good To Great incentive compensation plan.
Investing Activities
Our investing activities, resulted in a net cash outflow of $5.1 million for the six months ended June 30, 2018 compared to $9.4 million for the six months ended June 30, 2017, a decrease of $4.3 million. During the six months ended June 30, 2017, we purchased land for a funeral home parking lot expansion project for approximately $0.6 million.

For the six months ended June 30, 2018, capital expenditures totaled $5.1 million compared to $8.8 million, a decrease of $3.7 million. The following tables present our growth and maintenance capital expenditures (in millions):

	Six Months Ended June 30,
	2017	2018
Growth
Cemetery development	$2.2	$0.9
Construction for new funeral facilities	1.3	0.1
Renovations at certain businesses	0.6	0.4
Total	$4.1	$1.4

	Six Months Ended June 30,
	2017	2018
Maintenance
Facility repairs and improvements	$1.4	$0.7
Vehicles	1.4	1.3
General equipment and furniture	1.2	1.1
Paving roads and parking lots	0.7	0.3
Information technology infrastructure improvements	—	0.3
Total	$4.7	$3.7
Financing Activities
Our financing activities resulted in a net cash inflow of $18.4 million for the six months ended June 30, 2018 compared to a net cash outflow of $13.7 million for the six months ended June 30, 2017, an increase of $32.1 million. During the six months ended June 30, 2018, we had net borrowings on our Senior Notes of $318.8 million, offset by net payments on our long-term debt obligations of $221.9 million and a payment of $76.1 million to exchange our Convertible Notes. We also paid $2.6 million in dividends.
During the six months ended June 30, 2017, we had net payments on our long-term debt obligations of $11.9 million. We paid $1.7 million in dividends.
Dividends
For the three and six months ended June 30, 2017 and 2018, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2017	Per Share	Dollar Value
March 1st	$0.050	$833
June 1st	$0.050	$835

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
Share Repurchase
At June 30, 2018, we had approximately $26.0 million available for repurchases under our share repurchase program. During the three and six months ended June 30, 2018, we did not purchase any shares of common stock pursuant to our share repurchase program.
Long-term Debt
On April 25, 2018, we entered into an Eighth Amendment, which amended the Former Credit Agreement as follows:
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
(iii) modify the maximum senior secured leverage ratio covenant; and
(iv) release the mortgage liens of the Administrative Agent on certain real property collateral located in a flood plain, among other things.
Following the effectiveness of the Eighth Amendment, the Former Credit Agreement was comprised of a $200 million revolving credit facility and a $150 million term loan. Under the Former Credit Agreement, as amended by the Eighth Amendment, we were required to comply with a covenant to maintain a maximum senior secured leverage ratio. We incurred approximately $0.7 million in transaction costs related to the Eighth Amendment of our Former Credit Agreement, which were recorded in Net loss on early extinguishment of debt.
On May 7, 2018, we used the remaining capacity from the Eighth Amendment to redeem approximately 80% of the then outstanding aggregate principal amount of our Convertible Notes. We recognized (i) a net gain of approximately $1.2 million related to the redemption of our Convertible Notes; and (ii) a loss of approximately $0.5 million related to transaction costs incurred for the redemption of our Convertible Notes, all of which were recorded in Net loss on early extinguishment of debt.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes.
On May 31, 2018, we used approximately $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our Former Credit Agreement and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Agreement was retired and $2.0 million of letters of credit previously issued under the Former Credit Agreement were deemed issued under (and remain outstanding under) the New Credit Facility. We did not incur any material early termination penalties in connection with the repayment of the Former Credit Agreement. In connection with the termination of the Former Credit Agreement, we recognized (i) a loss of approximately $0.7 million related to the Eighth Amendment transaction costs; and (ii) a loss of approximately $0.9 million of unamortized debt issuance costs related to the Former Credit Agreement, all of which were recorded in Net loss on early extinguishment of debt.
On May 31, 2018, in connection with the issuance of the Senior Notes, we entered into a $150 million New Credit Facility with Credit Facility Guarantors (as defined below), the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Our obligations under the New Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Credit Facility Guarantors”).
At closing, we had no outstanding borrowings under the New Credit Facility and $148.0 million of availability after giving effect to the $2.0 million of letters of credit previously issued under the Former Credit Agreement that were deemed issued under (and remain outstanding under) the New Credit Facility. The New Credit Facility includes an accordion feature allowing for future increases in the facility size by an additional amount of up to $75.0 million. The New Credit Facility matures on May 31, 2023. Interest will accrue on amounts outstanding under the New Credit Facility at either a prime rate or a LIBOR rate, plus an applicable margin based upon our total leverage ratio.
We incurred approximately $0.9 million in transactions costs related to our New Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method and are recorded in Intangible and other non-current assets.
The New Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of our personal property assets and those of the Credit Facility Guarantors, and will include provisions which require us and such subsidiaries, upon the occurrence of an event of default under the New Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of our and the Credit Facility Guarantors' funeral operations.
The New Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of our business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the New Credit Facility also contains customary negative covenants, including, but not limited to, covenants that, among other things, restrict (subject to certain exceptions) our ability and the Credit Facility Guarantor's ability to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments, and the following financial covenants: a total leverage ratio not to exceed 5.50 to 1.00, and a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. We will calculate the financial covenants on a consolidated basis.

As of June 30, 2018, we had no outstanding borrowings under the New Credit Facility and $16.5 million in acquisition indebtedness and capital lease obligations. We had one letter of credit issued on November 30, 2017 and outstanding under the New Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 26, 2018. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2018, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Former Credit Agreement for the three and six months ended June 30, 2018 was 4.2% and 4.0%, respectively.
As of June 30, 2018, we were in compliance with the covenants contained in the New Credit Facility, with a leverage ratio of 5.03 to 1.00 and a fixed charge coverage ratio of 1.93 to 1.00.
Amortization of debt issuance costs related to our New Credit Facility was approximately $13,000 for both the three and six months ended June 30, 2018. The unamortized debt issuance costs related to the New Credit Facility are being amortized over the remaining term of the related debt using the straight-line method.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $0.2 million for both the three months ended June 30, 2017 and 2018 and $0.4 million for both the six months ended June 30, 2017 and 2018.
Convertible Notes
On March 19, 2014, we issued $143.75 million aggregate principal amount of our Convertible Notes. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our Exchange of approximately $115.0 million in aggregate principal amount of Convertible Notes in privately negotiated exchange agreements with a limited number of convertible noteholders, for approximately $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The cash portion of the exchange consideration was funded from our Former Credit Agreement. Following the settlement of the Exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to approximately $28.8 million.
We recognized a net gain of approximately $1.2 million, which was recorded in Net loss on early extinguishment of debt, related to the Exchange of our Convertible Notes. The gain is composed of a difference of approximately $2.5 million between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding the Exchange, partially offset by a write-off of approximately $1.3 million in unamortized debt issuance costs related to the Exchange of our Convertible Notes. The gain does not include the impact of any transaction costs we incurred to exchange the Convertible Notes.
We incurred approximately $0.8 million in transactions costs related to the Exchange of our Convertible Notes, of which approximately $0.5 million was expensed and recorded in Net loss on early extinguishment of debt and approximately $0.3 million was allocated to the equity component and recorded in Additional paid-in capital.
At June 30, 2018, the carrying amount of the equity component was approximately $3.6 million, the principal amount of the liability component was approximately $28.8 million and the net carrying amount was approximately $25.7 million. The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2017 and 2018 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and six months ended June 30, 2017 and 2018 was 3.2%.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million and $0.5 million for the three months ended June 30, 2017 and 2018, respectively and approximately $2.0 million and $1.5 million for the six months ended June 30, 2017 and 2018, respectively. Accretion of the discount on the Convertible Notes was approximately $1.1 million and $0.6 million for the three months ended June 30, 2017 and 2018, respectively and approximately $2.1 million and $1.7 million for the six months ended June 30, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $0.1 million for both the three months ended June 30, 2017 and 2018 and approximately $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2018, respectively.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at June 30, 2018, is 44.7976 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.32 per share of common stock.

Senior Notes
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our Former Credit Agreement and intend to use the remaining net proceeds for general corporate purposes, including acquisitions. We incurred approximately $1.4 million in transaction costs related to the Senior Notes.
The Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018 to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on June 1, 2026, unless earlier redeemed or purchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Subsidiary Guarantors.
We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Additionally, at any time before June 1, 2021, we may redeem up to 40% of the aggregate principal amount of the Senior Notes issued with an amount equal to the net proceeds of certain equity offerings, at a price equal to 106.625% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption; provided that (1) at least 60% of the aggregate principal amount of the Senior Notes (including any additional Senior Notes) originally issued under the Indenture remain outstanding immediately after the occurrence of such redemption (excluding Senior Notes held by us); and (2) each such redemption must occur within 180 days of the date of the closing of each such equity offering.
If a “change of control” occurs, holders of the Senior Notes will have the option to require us to purchase for cash all or a portion of their Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, it will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest.
The Indenture contains restrictive covenants limiting our ability and our Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness or issue certain preferred shares, create liens on certain assets to secure debt, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, agree to certain restrictions on the ability of Restricted Subsidiaries to make payments to us, consolidate, merge, sell or otherwise dispose of all or substantially all assets, or engage in transactions with affiliates. The Indenture also contains customary events of default.
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 95 months of the Senior Notes. The effective interest rate on the unamortized discount and the debt issuance costs for both the three and six months ended June 30, 2018 was 6.87% and 6.69%, respectively.
Interest expense on the Senior Notes included contractual coupon interest expense of approximately $1.9 million for the three and six months ended June 30, 2018. Amortization of the debt discount and debt issuance costs on the Senior Notes was $38,000 and $11,000 for both the three and six months ended June 30, 2018, respectively.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2018 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2018 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 4 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.82% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2018, we had no outstanding borrowings under the New Credit Facility. Any future borrowings or voluntary prepayments against the New Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the New Credit Facility at either prime rate or LIBOR rate plus a margin. At June 30, 2018, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At June 30, 2018, the fair value of these notes was approximately $34.3 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at a fixed rate of 6.625% per year. The Senior Notes do not contain a call feature. At June 30, 2018, the fair value of these notes was approximately $329.3 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2018 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.

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
Readers should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.
Our indebtedness requires significant interest and principal payments. As of June 30, 2018, we had approximately $360.3 million of total debt (excluding debt issuance costs, debt discounts and capital lease obligations), consisting of $9.9 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses we purchased), $25.4 million of carrying value of the liability of our Convertible Notes, and $325.0 million of our Senior Notes, and we had no borrowings and $148.0 million of availability under the New Credit Facility after giving effect to $2.0 million of outstanding letters of credit.
Our and our subsidiaries’ level of indebtedness could have important consequences to holders of the notes, including:

•
continuing to require us and certain of our subsidiaries to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available for operations and any future business opportunities;

•	limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness;

•	increasing our vulnerability to adverse general economic or industry conditions;

•	making us and our subsidiaries more vulnerable to increases in interest rates, as borrowings under our New Credit Facility are at variable rates; and

•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on day-to-day operations, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt, including the notes.
Additionally, our leverage could put us at a competitive disadvantage compared to our competitors that are less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.

Despite our current levels of indebtedness, we may still incur additional indebtedness. This could further exacerbate the risks associated with our indebtedness.
We may incur additional indebtedness in the future. The terms of the New Credit Facility and the indenture governing our Senior Notes will limit, but not prohibit, us from incurring additional indebtedness. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us or our subsidiaries from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt agreements. To the extent new debt is added to our current debt levels, the leverage risks associated with our indebtedness would increase.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

April 1, 2018 - April 30, 2018	—	$—	—	$26,019,052
May 1, 2018 - May 31, 2018	—	$—	—	$26,019,052
June 1, 2018 - June 30, 2018	235	$24.69	—	$26,019,052
Total for quarter ended June 30, 2018	235		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Note 13 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	July 31, 2018	/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Principal Financial Officer and Secretary

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
4.1
Indenture, dated as of May 31, 2018, among the Company, the Guarantors and Wilmington Trust, National Association, as Truestee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2018.

4.2	Form of 6.625% Senior Notes due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2018.

10.1
Eighth Amendment and Commitment Increase to Credit Agreement, dated April 25, 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018.

10.2	Form of Exchange Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2018.

10.3
Credit Agreement, dated May 31, 2018, among the Company, the financial institutions party thereto, as lenders and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2018.

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