Form 10-Q
period 2018-09-30
CARRIAGE SERVICES INC
filed 2018-11-01
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 26, 2018 was 19,174,607.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	December 31, 2017	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$952	$9,474
Accounts receivable, net of allowance for bad debts of $835 in 2017 and $765 in 2018	19,655	17,067
Inventories	6,519	6,938
Prepaid expenses	2,028	1,778
Other current assets	986	2,798
Total current assets	30,140	38,055
Preneed cemetery trust investments	73,853	69,953
Preneed funeral trust investments	90,682	90,051
Preneed receivables, net of allowance for bad debts of $2,278 in 2017 and $1,286 in 2018	31,644	18,510
Receivables from preneed trusts	15,287	16,815
Property, plant and equipment, net of accumulated depreciation of $115,776 in 2017 and $122,465 in 2018	247,294	261,565
Cemetery property, net of accumulated amortization of $37,543 in 2017 and $36,829 in 2018	76,331	74,887
Goodwill	287,956	304,733
Intangible and other non-current assets	18,117	25,338
Cemetery perpetual care trust investments	50,229	48,813
Total assets	$921,533	$948,720
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,251	$2,445
Accounts payable	6,547	5,810
Other liabilities	1,361	898
Accrued liabilities	17,559	21,665
Total current liabilities	42,718	30,818
Long-term debt, net of current portion	212,154	7,648
Convertible subordinated notes due 2021	124,441	25,697
Senior notes due 2026	—	318,956
Obligations under capital leases, net of current portion	6,361	6,211
Deferred preneed cemetery revenue	54,690	46,156
Deferred preneed funeral revenue	34,585	28,153
Deferred tax liability	31,159	31,694
Other long-term liabilities	3,378	3,155
Deferred preneed cemetery receipts held in trust	73,853	69,953
Deferred preneed funeral receipts held in trust	90,682	90,051
Care trusts’ corpus	49,856	48,396
Total liabilities	723,877	706,888
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 22,622,242 and 25,699,037 shares issued at December 31, 2017 and September 30, 2018, respectively	226	257
Additional paid-in capital	216,158	243,869
Retained earnings	57,904	74,338
Treasury stock, at cost; 6,523,370 shares at December 31, 2017 and September 30, 2018	(76,632)	(76,632)
Total stockholders’ equity	197,656	241,832
Total liabilities and stockholders’ equity	$921,533	$948,720
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenues:
Funeral	$47,329	$49,843	$150,279	$156,969
Cemetery	13,725	14,398	42,784	44,506
	61,054	64,241	193,063	201,475
Field costs and expenses:
Funeral	29,267	31,734	89,118	95,815
Cemetery	8,769	9,268	26,142	27,183
Depreciation and amortization	3,601	4,011	10,719	11,688
Regional and unallocated funeral and cemetery costs	3,937	2,114	9,845	8,662
	45,574	47,127	135,824	143,348
Gross profit	15,480	17,114	57,239	58,127
Corporate costs and expenses:
General, administrative and other	6,134	6,344	19,549	19,342
Home office depreciation and amortization	401	505	1,155	1,412
	6,535	6,849	20,704	20,754
Operating income	8,945	10,265	36,535	37,373
Interest expense	(3,282)	(6,285)	(9,517)	(14,763)
Accretion of discount on convertible subordinated notes	(1,097)	(246)	(3,200)	(1,961)
Net loss on early extinguishment of debt	—	—	—	(936)
Other, net	(6)	(347)	(3)	(345)
Income before income taxes	4,560	3,387	23,815	19,368
Provision for income taxes	(1,824)	(1,028)	(9,526)	(5,423)
Tax adjustment related to certain discrete items	302	(159)	243	358
Total provision for income taxes	(1,522)	(1,187)	(9,283)	(5,065)
Net income	$3,038	$2,200	$14,532	$14,303

Basic earnings per common share:	$0.18	$0.11	$0.87	$0.80
Diluted earnings per common share:	$0.17	$0.11	$0.81	$0.78

Dividends declared per common share	$0.050	$0.075	$0.150	$0.225

Weighted average number of common and common equivalent shares outstanding:
Basic	16,476	19,060	16,575	17,701
Diluted	17,598	19,161	17,887	18,273
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities:
Net income	$14,532	$14,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,874	13,100
Provision for losses on accounts receivable	1,737	1,511
Stock-based compensation expense	2,394	2,924
Deferred income tax expense	1,215	3,547
Amortization of deferred financing costs	614	420
Amortization of capitalized commissions on preneed contracts	—	449
Accretion of discount on convertible subordinated notes	3,200	1,961
Amortization of debt discount on senior notes	—	154
Net loss on early extinguishment of debt	—	936
Net loss on sale and disposal of other assets	341	408

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(2,594)	(3,010)
Inventories and other current assets	2,356	(1,911)
Intangible and other non-current assets	340	(345)
Preneed funeral and cemetery trust investments	(5,114)	4,419
Accounts payable	(3,510)	(735)
Accrued and other liabilities	(2,790)	3,761
Deferred preneed funeral and cemetery revenue	2,098	6,292
Deferred preneed funeral and cemetery receipts held in trust	4,132	(9,467)
Net cash provided by operating activities	30,825	38,717

Cash flows from investing activities:
Acquisition and land for new construction	(723)	(37,970)
Net proceeds from the sale of other assets	405	—
Capital expenditures	(13,129)	(9,037)
Net cash used in investing activities	(13,447)	(47,007)

Cash flows from financing activities:
Payments against the term loan	(8,438)	(127,500)
Borrowings from the revolving credit facility	75,100	96,000
Payments against the revolving credit facility	(67,300)	(188,000)
Payment of debt issuance costs related to long-term debt	—	(1,551)
Redemption of the 2.75% convertible subordinated notes	—	(75,229)
Payment of transaction costs related to the redemption of the 2.75% convertible subordinated notes	—	(845)
Proceeds from the issuance of the 6.625% senior notes	—	320,125
Payments of debt issuance costs related to the 6.625% senior notes	—	(1,367)
Payments on other long-term debt and obligations under capital leases	(1,084)	(1,031)
Payments on contingent consideration recorded at acquisition date	(101)	(138)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,296	1,075
Taxes paid on restricted stock vestings and exercise of non-qualified options	(509)	(651)
Dividends paid on common stock	(2,503)	(4,076)
Purchase of treasury stock	(16,366)	—
Net cash provided by (used in) financing activities	(19,905)	16,812

Net increase (decrease) in cash and cash equivalents	(2,527)	8,522
Cash and cash equivalents at beginning of period	3,286	952
Cash and cash equivalents at end of period	$759	$9,474
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading U.S. provider of funeral and cemetery services and merchandise. As of September 30, 2018, we operated 182 funeral homes in 29 states and 29 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 78% of our revenues and Cemetery Operations, which currently account for approximately 22% of our revenues.
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
Revenue from preneed funeral contracts, along with accumulated earnings, is deferred until the time the merchandise is delivered or the service is performed. The principal and accumulated earnings of the trusts are withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are recognized when the service is performed. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheets. Beginning January 1, 2018, balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 6 to the Consolidated Financial Statements included herein. See Note 2 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded as Preneed trust earnings - funeral, as noted in our table of disaggregated revenues in Note 6 to the Consolidated Financial Statements included herein. As of September 30, 2018, CSV RIA provided these services to one institution, which has custody of 75% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are recorded as Preneed funeral commission income, as noted in our table of disaggregated revenues in Note 6 to the Consolidated Financial Statements included herein, at the point at which the commission is no longer subject to refund, which is typically one year after the policy is issued. Preneed funeral contracts to be funded at maturity by insurance policies totaled $371.5 million at September 30, 2018 and are not included on our Consolidated Balance Sheets.
See Note 6 to the Consolidated Financial Statements included herein for additional information on our revenues.
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
We record revenue on the sales of cemetery property interment rights at the time the contract is signed. Customers select a specific location and space for their interment right, thus, restricting us from other use or transfer of the contracted cemetery property. The interment right is deeded to the customer when the contract is paid in full. Revenue from preneed sales of cemetery merchandise and services contracts, along with accumulated earnings, is not recognized until the time the merchandise is transferred or the service is performed. Earnings on these installment contracts are recorded as Preneed cemetery finance charges, as noted in our table of disaggregated revenues in Note 6 to the Consolidated Financial Statements included herein.
The performance of the preneed cemetery contracts is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. This method is intended to fund preneed contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheets. The earnings from preneed cemetery contracts placed in trust, as well as the trust management fees charged by our CSV RIA are recorded as Preneed trust earnings - cemetery, as noted in our table of disaggregated revenues in Note 6 to the Consolidated Financial Statements included herein.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable and Preneed receivables on our Consolidated Balance Sheet. Beginning January 1, 2018, balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 6 to the Consolidated Financial Statements included herein. See Note 2 to the Consolidated Financial

Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of approximately $0.9 million and $1.0 million for the three months ended September 30, 2017 and 2018, respectively and approximately $2.4 million and $2.8 million for the nine months ended September 30, 2017 and 2018, respectively.
See Note 6 to the Consolidated Financial Statements included herein for additional information on our revenues.
Arrangements with Multiple Performance Obligations
Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional/stressful times. Package discounts are reflected net in Revenues. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
Allowances for bad debts and customer cancellations
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed which were $8.5 million and $7.3 million at December 31, 2017 and September 30, 2018, respectively. We estimate an allowance for doubtful accounts on these receivables based on our historical experience, which amounted to 2.5% of funeral receivables at both December 31, 2017 and September 30, 2018. In addition, our other funeral receivables not related to funeral services performed were $0.8 million and $0.6 million at December 31, 2017 and September 30, 2018, respectively.
Our cemetery financed receivables totaled $40.5 million and $37.3 million at December 31, 2017 and September 30, 2018, respectively. The unearned finance charges associated with these receivables were $5.7 million and $4.7 million at December 31, 2017 and September 30, 2018, respectively. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% of the total receivables at both December 31, 2017 and September 30, 2018. See Note 8 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Our cemetery receivables recorded in Accounts Receivable, net also include approximately $1.3 million and $1.4 million related to perpetual care income receivables at December 31, 2017 and September 30, 2018, respectively. See Note 10 to the Consolidated Financial Statements included herein for additional information on our perpetual care trust investments.
Accounts receivable was comprised of the following at December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Funeral receivables, net of allowance for bad debt of $213 and $186, respectively	$9,061	$7,740
Cemetery receivables, net of allowance for bad debt of $622 and $579, respectively	10,331	9,110
Other receivables	263	217
Accounts receivable, net	$19,655	$17,067
Non-current preneed receivables recorded in Preneed Receivables, net represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables were comprised of the following at December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Funeral receivables, net of allowance for bad debt of $882	$7,934	$—
Cemetery receivables, net of allowance for bad debt of $1,396 and $1,286, respectively	23,710	18,510
Preneed receivables, net	$31,644	$18,510

Bad debt expense totaled approximately $0.6 million for both the three months ended September 30, 2017 and 2018 and approximately $1.7 million and $1.5 million for the nine months ended September 30, 2017 and 2018, respectively.
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
Upon adoption of Topic 606, we capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. We recorded a cumulative net adjustment of approximately $2.1 million to Retained earnings on our opening Consolidated Balance Sheets on January 1, 2018. See Note 2 to the Consolidated Financial Statements included herein for additional information regarding our opening balance sheet adjustment. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled approximately $156,000 for the three months ended September 30, 2018 and $449,000 for the nine months ended September 30, 2018. There were no impairment losses recognized during the three and nine months ended September 30, 2018.
On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. We recorded a loss of approximately $125,000 for the write-off of capitalized commissions related to these three cemetery businesses, which was included in loss recorded for the expired management agreement and recorded in Other, net.
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
See Note 12 to the Consolidated Financial Statements included herein for additional information regarding our capitalized commissions on preneed contracts.
See Note 5 to the Consolidated Financial Statements included herein for additional information regarding the expired management agreement for these three cemetery businesses.
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
Property, plant and equipment was comprised of the following at December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Land	$74,981	$81,011
Buildings and improvements	211,934	223,046
Furniture, equipment and automobiles	76,155	79,973
Property, plant and equipment, at cost	363,070	384,030
Less: accumulated depreciation	(115,776)	(122,465)
Property, plant and equipment, net	$247,294	$261,565
We recorded depreciation expense of approximately $3.1 million and $3.6 million for the three months ended September 30, 2017 and 2018, respectively and approximately $9.4 million and $10.3 million for the nine months ended September 30, 2017 and 2018, respectively. During the nine months ended September 30, 2017, we acquired real estate for $0.7 million for a funeral home parking lot expansion project.

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
We performed our 2018 annual goodwill impairment test using information as of August 31, 2018. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. For our 2018 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the methodology used for the quantitative goodwill impairment test.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the three and nine months ended September 30, 2017 and 2018.
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
We performed our 2018 annual intangible assets impairment test using information as of August 31, 2018. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For our 2018 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform a quantitative impairment test and concluded that it is more-likely-than not that the fair value of our intangible assets is greater than its carrying value and thus there was no impairment to our intangible assets.
See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for a discussion of the methodology used for the quantitative intangibles impairment test.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No impairments were recorded to our intangible assets during the three and nine months ended September 30, 2017 and 2018.
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
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more-likely-than not that the tax benefits will be realized.
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
We recorded income taxes at the estimated effective rate, before discrete items, of 40.0% for both the three and nine months ended September 30, 2017 and approximately 30.3% and 28.0% for the three and nine months ended September 30, 2018, respectively. The decrease in the estimated effective tax rate, before discrete items, in 2018 compared to 2017 is primarily attributable to the reduction of the U.S. federal statutory income tax rate from 35% to 21% resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The discrete items include an income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, income tax expense related to state tax rate changes and other non-material discrete state items.
Income tax expense was approximately $1.5 million and $1.2 million for the three months ended September 30, 2017 and 2018, respectively and approximately $9.3 million and $5.1 million for the nine months ended September 30, 2017 and 2018, respectively.
Subsequent Events
Management evaluated events and transactions during the period subsequent to September 30, 2018 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 20 to the Consolidated Financial Statements included herein for additional information on our subsequent events.
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
Topic 606 impacted our accounting for incremental selling costs, primarily commission costs, related to preneed cemetery merchandise and services and preneed funeral trust contracts. Under Topic 606, these costs are capitalized and amortized over the average maturity period for our preneed cemetery contracts and preneed funeral trust contracts. Previously, these costs were expensed in the period incurred. Our capitalized commissions on preneed contracts are included in Intangible and other non-current assets on our Consolidated Balance Sheets. See Note 12 to the Consolidated Financial Statements included herein for additional information.
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
The adoption of the provisions of this ASU did not have a material impact on our effective tax rate for the reporting period.
The following table presents the impact of the adoption of Topic 606 on our Consolidated Balance Sheet (in thousands):

	As of September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Assets
Accounts receivable, net of allowance for bad debts	$17,067	$18,457	$(1,390)
Preneed receivables, net of allowance for bad debts	$18,510	$29,914	$(11,404)
Intangible and other non-current assets	$2,707	$—	$2,707
Liabilities
Deferred preneed cemetery revenue, net	$46,156	$50,642	$(4,486)
Deferred preneed funeral revenue, net	$28,153	$36,461	$(8,308)
Deferred tax liability	$31,694	$31,067	$627
Stockholders’ equity:
Retained earnings	$74,338	$72,258	$2,080
The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Operations (in thousands, except per share data):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Field costs and expenses:
Funeral	$33,467	$33,482	$(15)	$103,071	$103,154	$(83)
Cemetery	$9,649	$9,525	$124	$28,589	$28,435	$154
Income before income taxes	$3,387	$3,496	$(109)	$19,368	$19,439	$(71)
Net income	$2,200	$2,276	$(76)	$14,303	$14,354	$(51)

Basic earnings per common share:	$0.11	$0.11	$—	$0.80	$0.80	$—
Diluted earnings per common share:	$0.11	$0.11	$—	$0.78	$0.78	$—

Dividends declared per common share	$0.075	$0.075	$—	$0.225	$0.225	$—

The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Cash Flows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized commissions on preneed contracts	$281	$—	$281	$574	$—	$574
Changes in operating assets and liabilities that provided (required) cash:
Intangible and other non-current assets	$(172)	$—	$(172)	$(503)	$—	$(503)
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
In July 2018, the FASB issued ASU No. 2018-11 Leases (Topic 842) — Targeted Improvements. The amendments in this Update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP standards (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required disclosures required under Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosures in Topic 840 (for example, they do not create interim disclosure requirements that entities previously were not required to provide). We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2019 and do not expect the adoption of this new accounting standard to have a material impact on our Consolidated Financial Statements.

3. ACQUISITIONS
On July 10, 2018, we acquired two funeral home businesses, one in Fredericksburg, Virginia and one in Stafford, Virginia, for $29.2 million in cash. On August 21, 2018, we acquired a funeral home business in Cookeville, Tennessee for $2.8 million in cash. On August 28, 2018, we acquired a funeral home business in Knightdale, North Carolina for $6.0 million in cash.
For these acquisitions, we acquired substantially all of the assets and assumed certain operating liabilities. The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not material to our reported results. The results of the acquired businesses are included in the Company's results from the date of acquisition.
The following table summarizes the breakdown of the purchase price allocation for the businesses described above (in thousands):

Purchase Price Allocation
Current assets	$166
Property, plant & equipment	17,543
Goodwill	16,777
Intangible and other non-current assets	3,863
Assumed liabilities	(399)
Purchase price	$37,950
The intangible and other non-current assets relate to the fair value of tradenames and agreements not-to-compete and the assumed liabilities relate to the obligations associated with certain financed automobiles we acquired.
The following table summarizes the fair value of the assets acquired for these businesses (in millions):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
July 10, 2018	Two Funeral Homes	Fredericksburg/Stafford, VA	$13.2	$16.0	$—
August 21, 2018	One Funeral Home	Cookeville, TN	$2.5	$0.5	$(0.2)
August 28, 2018	One Funeral Home	Knightdale, NC	$5.9	$0.3	$(0.2)
As of September 30, 2018, our accounting for our 2018 acquisitions is complete. See Note 12 to the Consolidated Financial Statements included herein for additional information on our intangible and other non-current assets.
For the nine months ended September 30, 2017, we did not acquire any businesses.
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
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets for the year ended December 31, 2017 and period ended September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Goodwill at the beginning of year	$275,487	$287,956
Increase in goodwill related to acquisitions	12,469	16,777
Goodwill at the end of the period	$287,956	$304,733

5. DIVESTED OPERATIONS
On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses.
The operating results of these three cemetery businesses, as well as the loss recorded for the expired management agreement (in Other, net) are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Nine Months Ended September 30,
	2017	2018
Revenues	$—	$4,712
Operating income	—	1,130
Loss recorded for the expired management agreement	—	(349)
Income tax provision	—	(219)
Net income for businesses related to the expired management agreement	$—	$562
We did not sell any of our funeral home or cemetery businesses during the three and nine months ended September 30, 2017 and 2018. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling or discontinuing certain non-strategic businesses.
6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenues
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenues, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three Months Ended September 30, 2018
	Funeral	Cemetery	Total
Services	$30,231	$2,774	$33,005
Merchandise	17,525	2,064	19,589
Cemetery interment rights	—	7,435	7,435
Revenue from contracts with customers	$47,756	$12,273	$60,029

Preneed funeral commission income	$360	$—	$360
Preneed trust earnings	1,594	1,440	3,034
Preneed trust management fees	133	201	334
Preneed cemetery finance charges	—	484	484
Financial revenues	2,087	2,125	4,212
Total Revenues	$49,843	$14,398	$64,241

Three Months Ended September 30, 2017
	Funeral	Cemetery	Total
Services	$28,385	$2,803	$31,188
Merchandise	17,011	1,932	18,943
Cemetery interment rights	—	6,773	6,773
Revenue from contracts with customers	$45,396	$11,508	$56,904

Preneed funeral commission income	$315	$—	$315
Preneed trust earnings	1,481	1,566	3,047
Preneed trust management fees	137	202	339
Preneed cemetery finance charges	—	449	449
Financial revenues	1,933	2,217	4,150
Total Revenues	$47,329	$13,725	$61,054

Nine Months Ended September 30, 2018
	Funeral	Cemetery	Total
Services	$94,818	$8,850	$103,668
Merchandise	55,539	6,386	61,925
Cemetery interment rights	—	22,808	22,808
Revenue from contracts with customers	$150,357	$38,044	$188,401

Preneed funeral commission income	$974	$—	$974
Preneed trust earnings	5,236	4,422	9,658
Preneed trust management fees	402	613	1,015
Preneed cemetery finance charges	—	1,427	1,427
Financial revenues	6,612	6,462	13,074
Total Revenues	$156,969	$44,506	$201,475

Nine Months Ended September 30, 2017
	Funeral	Cemetery	Total
Services	$90,392	$8,734	$99,126
Merchandise	53,649	5,936	59,585
Cemetery interment rights	—	21,221	21,221
Revenue from contracts with customers	$144,041	$35,891	$179,932

Preneed funeral commission income	$951	$—	$951
Preneed trust earnings	4,875	4,908	9,783
Preneed trust management fees	412	604	1,016
Preneed cemetery finance charges	—	1,381	1,381
Financial revenues	6,238	6,893	13,131
Total Revenues	$150,279	$42,784	$193,063

Deferred Revenue
Deferred revenue is presented net of amounts due on undelivered preneed contracts shown below as of January 1, 2018 and September 30, 2018 (in thousands):

	January 1, 2018(1)	September 30, 2018
Contract liabilities:
Deferred preneed cemetery revenue	$54,690	$50,642
Less: Balances due on undelivered cemetery preneed contracts(2)	(4,594)	(4,486)
Deferred preneed cemetery revenue, net	$50,096	$46,156

Deferred preneed funeral revenue	$34,585	$36,461
Less: Balances due on undelivered funeral preneed contracts(3)	(7,934)	(8,308)
Deferred preneed funeral revenue, net	$26,651	$28,153

(1)	January 1, 2018 balances have been adjusted to reflect the cumulative effect of changes for the adoption of ASC 606.
(2)
In accordance with Topic 606, $1.4 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at both January 1, 2018 and September 30, 2018 and $3.2 million and $3.1 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at January 1, 2018 and September 30, 2018, respectively.

(3)
In accordance with Topic 606, $7.9 million and $8.3 million of preneed funeral receivables have been reclassified to reduce deferred preneed funeral revenue at January 1, 2018 and September 30, 2018, respectively.

Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled at September 30, 2018 was $4.5 million for preneed cemetery contracts and $8.3 million for preneed funeral contracts. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue for any given period. However, we estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral contracts.
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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets at December 31, 2017 and September 30, 2018 were as follows (in thousands):

	December 31, 2017	September 30, 2018
Preneed cemetery trust investments, at market value	$75,992	$72,095
Less: allowance for contract cancellation	(2,139)	(2,142)
Preneed cemetery trust investments, net	$73,853	$69,953
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2018, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2018. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at September 30, 2018 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,388	$—	$—	$10,388
Fixed income securities:
Foreign debt	2	4,353	179	(138)	4,394
Corporate debt	2	16,756	672	(478)	16,950
Preferred stock	2	10,667	54	(490)	10,231
Mortgage-backed securities	2	845	343	(10)	1,178
Common stock	1	28,388	3,306	(3,376)	28,318
Trust securities		$71,397	$4,554	$(4,492)	$71,459
Accrued investment income		$636			$636
Preneed cemetery trust investments					$72,095
Market value as a percentage of cost					100.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,775
Due in five to ten years	5,683
Thereafter	24,295
Total	$32,753
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
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheets. In the three and nine months ended September 30, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2018, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2018 are shown in the following table (in thousands):

	September 30, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,635	$(33)	$1,015	$(105)	$2,650	$(138)
Corporate debt	7,814	(284)	437	(194)	8,251	(478)
Preferred stock	5,362	(134)	3,996	(356)	9,358	(490)
Mortgage-backed securities	—	—	60	(10)	60	(10)
Common stock	14,106	(1,598)	2,335	(1,778)	16,441	(3,376)
Total temporary impaired securities	$28,917	$(2,049)	$7,843	$(2,443)	$36,760	$(4,492)
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

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Investment income	$474	$315	$1,755	$1,214
Realized gains	—	1,376	2,215	2,247
Realized losses	—	(1,141)	(1,312)	(2,498)
Expenses and taxes	(336)	(365)	(1,213)	(637)
Net change in deferred preneed cemetery receipts held in trust	(138)	(185)	(1,445)	(326)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Purchases	$(915)	$(8,165)	$(19,355)	$(18,423)
Sales	—	8,878	13,189	22,776
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheets at December 31, 2017 and September 30, 2018 were as follows (in thousands):

	December 31, 2017	September 30, 2018
Preneed funeral trust investments, at market value	$93,341	$92,816
Less: allowance for contract cancellation	(2,659)	(2,765)
Preneed funeral trust investments, net	$90,682	$90,051
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2018, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2018. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at September 30, 2018 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$22,200	$—	$—	$22,200
Fixed income securities:
U.S treasury debt	1	1,455	3	(30)	1,428
Foreign debt	2	4,613	195	(143)	4,665
Corporate debt	2	18,130	643	(516)	18,257
Preferred stock	2	11,876	46	(524)	11,398
Mortgage-backed securities	2	1,024	380	(14)	1,390
Common stock	1	29,568	3,506	(3,522)	29,552
Mutual funds:
Fixed income	2	275	—	(29)	246
Other investments	2	3,002	—	—	3,002
Trust securities		$92,143	$4,773	$(4,778)	$92,138
Accrued investment income		$678			$678
Preneed funeral trust investments					$92,816
Market value as a percentage of cost					100.0%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,640
Due in five to ten years	6,276
Thereafter	26,222
Total	$37,138

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

We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheets. In the three and nine months ended September 30, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2018, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2018 are shown in the following table (in thousands):

	September 30, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$497	$(2)	$809	$(28)	$1,306	$(30)
Foreign debt	1,766	(36)	1,024	(107)	2,790	(143)
Corporate debt	8,453	(310)	457	(206)	8,910	(516)
Preferred stock	5,943	(149)	4,150	(375)	10,093	(524)
Mortgage-backed securities	—	—	68	(14)	68	(14)
Common stock	14,874	(1,658)	2,481	(1,864)	17,355	(3,522)
Mutual Funds:
Fixed income	—	—	246	(29)	246	(29)
Insurance:	429	—	—	—	429	—
Total temporary impaired securities	$31,962	$(2,155)	$9,235	$(2,623)	$41,197	$(4,778)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Investment income	$524	$362	$1,801	$1,253
Realized gains	—	1,425	2,296	4,332
Realized losses	(2)	(1,232)	(1,314)	(2,623)
Expenses and taxes	(390)	(190)	(1,106)	(668)
Net change in deferred preneed funeral receipts held in trust	(132)	(365)	(1,677)	(2,294)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Purchases	$(966)	$(9,144)	$(19,548)	$(19,584)
Sales	23	9,424	13,266	23,636
8.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Preneed cemetery finance charges. In substantially all cases, we receive an initial down payment at the time the contract is signed.
Our cemetery financed receivables at December 31, 2017 and September 30, 2018 are as follows (in thousands):

	December 31, 2017	September 30, 2018
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,779 and $2,425, respectively	$11,843	$11,537	(1)
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,922 and $4,169, respectively	28,631	25,774	(2)
Preneed cemetery financed receivables	$40,474	$37,311

(1)	In accordance with Topic 606, $1.4 million of cemetery accounts receivable has been reclassified to reduce deferred preneed cemetery revenue at September 30, 2018.
(2)	In accordance with Topic 606, $3.1 million of preneed cemetery receivables has been reclassified to reduce deferred preneed cemetery revenue at September 30, 2018.
The unearned finance charges associated with these receivables were $5.7 million and $4.7 million at December 31, 2017 and September 30, 2018, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.9% of the total receivables on recognized sales at September 30, 2018. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.

For the nine months ended September 30, 2018, the change in the allowance for contract cancellations was as follows (in thousands):

September 30, 2018
Beginning balance	$2,019
Write-offs and cancellations	(1,024)
Provision	870
Ending balance	$1,865
The aging of preneed cemetery financed receivables as of September 30, 2018 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financed Receivables
Recognized revenue	$686	$382	$124	$1,216	$2,408	$25,152	$27,560
Deferred revenue	209	122	38	304	673	9,078	9,751
Total	$895	$504	$162	$1,520	$3,081	$34,230	$37,311
9.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2017 and September 30, 2018, receivables from preneed trusts were as follows (in thousands):

	December 31, 2017	September 30, 2018
Preneed trust funds, at cost	$15,759	$17,334
Less: allowance for contract cancellation	(472)	(519)
Receivables from preneed trusts, net	$15,287	$16,815
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at September 30, 2018 and December 31, 2017. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at September 30, 2018 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of September 30, 2018
Cash and cash equivalents	$4,180	$4,180
Fixed income investments	10,423	10,423
Mutual funds and common stocks	2,725	2,675
Annuities	6	6
Total	$17,334	$17,284
The composition of the preneed trust funds at December 31, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2017
Cash and cash equivalents	$3,903	$3,903
Fixed income investments	9,306	9,306
Mutual funds and common stocks	2,544	2,567
Annuities	6	6
Total	$15,759	$15,782

10.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheets represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2017 and September 30, 2018 were as follows (in thousands):

	December 31, 2017	September 30, 2018
Trust assets, at market value	$50,229	$48,813
Obligations due from trust	(373)	(417)
Care trusts’ corpus	$49,856	$48,396
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Revenues: Cemetery and is recorded in Accounts Receivable, net until received from the trust. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At September 30, 2018, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2018. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 11 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2018 (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,227	$—	$—	$5,227
Fixed income securities:
Foreign debt	2	3,474	128	(101)	3,501
Corporate debt	2	12,298	487	(348)	12,437
Preferred stock	2	8,273	53	(359)	7,967
Mortgage-backed securities	2	561	228	(7)	782
Common stock	1	18,596	2,112	(2,284)	18,424
Trust securities		$48,429	$3,008	$(3,099)	$48,338
Accrued investment income		$475			$475
Cemetery perpetual care investments					$48,813
Market value as a percentage of cost					99.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,177
Due in five to ten years	4,262
Thereafter	18,248
$24,687

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three and nine months ended September 30, 2017 and 2018, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2018, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended September 30, 2018 are shown in the following table (in thousands):

	September 30, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,262	$(24)	$769	$(77)	$2,031	$(101)
Corporate debt	5,878	(211)	314	(137)	6,192	(348)
Preferred stock	3,861	(92)	3,114	(267)	6,975	(359)
Mortgage-backed securities	—	—	41	(7)	41	(7)
Common stock	9,266	(1,045)	1,647	(1,239)	10,913	(2,284)
Total temporary impaired securities	$20,267	$(1,372)	$5,885	$(1,727)	$26,152	$(3,099)

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Realized gains	$—	$435	$925	$739
Realized losses	—	(363)	(630)	(889)
Net change in care trusts’ corpus	—	(72)	(295)	150
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Revenues: Cemetery for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Investment income	$1,539	$1,158	$4,831	$3,749
Realized gain, net	(283)	(241)	(891)	(955)
Total	$1,256	$917	$3,940	$2,794
Purchases and sales of investments in the perpetual care trusts for the three and nine months ended September 30, 2017 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Purchases	$(556)	$(5,185)	$(12,430)	$(11,856)
Sales	—	6,149	8,390	15,545
11. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt is classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the 2.75% convertible subordinated notes due 2021 was approximately $31.9 million at September 30, 2018 based on the last traded or broker quoted price. The fair value of the 6.625% senior notes due 2026 was approximately $331.9 million at September 30, 2018 based on the last traded or broker quoted price.

We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. As of September 30, 2018, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 7 and 10 to our Consolidated Financial Statements included herein for the fair value hierarchy levels of our trust investments.
12.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2017 and September 30, 2018 were as follows (in thousands):

	December 31, 2017	September 30, 2018
Prepaid agreements not-to-compete, net of accumulated amortization of $6,051 and $6,503, respectively	$3,730	$4,171
Tradenames	14,372	17,635
Capitalized commissions on preneed contracts, net of accumulated amortization of $449	—	2,707
Debt issuance costs, net of accumulated amortization of $54	—	809
Other	15	16
Intangible and other non-current assets	$18,117	$25,338
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense for our prepaid agreements not-to-compete was approximately $135,000 and $160,000 for the three months ended September 30, 2017 and 2018, respectively and approximately $407,000 and $452,000 for the nine months ended September 30, 2017 and 2018, respectively.
Our tradenames have indefinite lives and therefore are not amortized.
Topic 606 impacted our accounting for selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. Under Topic 606, these costs are capitalized and amortized over the average maturity period for our preneed cemetery contracts and preneed funeral trust contracts. We estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral trust contracts. These costs are included in Intangible and other non-current assets on our Consolidated Balance Sheets at September 30, 2018. Previously, these costs were expensed in the period incurred. Amortization expense for our capitalized commissions on preneed contracts was approximately $156,000 and $449,000 for the three and nine months ended September 30, 2018. See Note 2 to the Consolidated Financial Statements included herein for additional information on our opening balance sheet entry on January 1, 2018 to Intangible and other non-current assets related to these capitalized commissions on preneed contracts.
On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. We recorded a loss of approximately $125,000 for the write-off of capitalized commissions related to these three cemetery businesses, which was included in Loss recorded for the expired management agreement and recorded in Other, net. See Note 5 to the Consolidated Financial Statements included herein for additional information regarding the expired management agreement for these three cemetery businesses.
At September 30, 2018, the unamortized debt issuance costs related to our New Credit Facility (as defined in Note 13) are being amortized over the remaining term of the related debt using the straight-line method and are recorded in Intangible and other non-current assets on our Consolidated Balance Sheets. Amortization of debt issuance costs related to our New Credit Facility was approximately $41,000 and $54,000 for the three and nine months ended September 30, 2018, respectively. See Note 13 to the Consolidated Financial Statements included herein for further discussion of our New Credit Facility.
13.LONG-TERM DEBT
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
On May 7, 2018, we used the remaining capacity from the Eighth Amendment to redeem approximately 80% of the then outstanding aggregate principal amount of our 2.75% convertible subordinated notes due March 15, 2021 (the “Convertible Notes”). We recognized (i) a net gain of approximately $1.2 million related to the redemption of our Convertible Notes; and (ii) a loss of approximately $0.5 million related to transaction costs incurred for the redemption of our Convertible Notes, all of which were recorded in Net loss on early extinguishment of debt. See Note 14 to the Consolidated Financial Statements included herein for further discussion of the redemption of our Convertible Notes.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Senior Notes”). See Note 15 to the Consolidated Financial Statements included herein for further discussion of the sale of the Senior Notes.
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
For the nine months ended September 30, 2018, we recognized a net loss of $0.9 million, which was recorded in Net loss on early extinguishment of debt and consisted of the following: (i) a loss of approximately $1.6 million related to our Former Credit Agreement (discussed above); and (ii) a net gain of approximately $0.7 million related to the redemption of our Convertible Notes (discussed above).
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

The New Credit Facility contains customary negative covenants, including, but not limited to, covenants that, among other things, restrict (subject to certain exceptions) our ability and the Credit Facility Guarantor's ability to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments, and the following financial covenants: a total leverage ratio not to exceed 5.50 to 1.00, and a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. We will calculate the financial covenants on a consolidated basis.
Our long-term debt consisted of the following at December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
New Credit Facility	$—	$—
Revolving credit facility	92,000	—
Term loan	127,500	—
Acquisition debt	10,548	9,766
Debt issuance costs, net of accumulated amortization of $4,442	(967)	—
Less: current portion	(16,927)	(2,118)
Total long-term debt, net of current portion	$212,154	$7,648
As of September 30, 2018, we had no outstanding borrowings under the New Credit Facility. We had one letter of credit issued on November 30, 2017 and outstanding under the New Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 26, 2018. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2018, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. As we had no outstanding borrowings under the New Credit Facility during the three months ended September 30, 2018, the weighted average interest rate on our New Credit Facility was zero. For the six months ended June 30, 2018, the weighted average interest rate on our Former Credit Agreement was 4.0%. See Note 12 to the Consolidated Financial Statements included herein for further discussion of our unamortized debt issuance costs related to our New Credit Facility.
As of September 30, 2018, we were in compliance with the covenants contained in the New Credit Facility, with a leverage ratio of 4.86 to 1.00 and a fixed charge coverage ratio of 1.95 to 1.00.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $0.3 million and $0.2 million for both the three months ended September 30, 2017 and 2018, respectively and $0.7 million and $0.6 million for both the nine months ended September 30, 2017 and 2018, respectively.
14.CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of our Convertible Notes. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our exchange (the “Exchange”) of approximately $115.0 million in aggregate principal amount of Convertible Notes, which represented approximately 80% of the aggregate principal amount of our Convertible Notes then outstanding, in privately negotiated exchange agreements with a limited number of convertible noteholders, for approximately $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The cash portion of the exchange consideration was funded from our Former Credit Agreement. Following the settlement of the Exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to approximately $28.8 million. See Note 13 to the Consolidated Financial Statements included herein for further discussion of our Former Credit Agreement.
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

The carrying values of the liability and equity components of the Convertible Notes at December 31, 2017 and September 30, 2018 are reflected in our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2017	September 30, 2018
Long-term liabilities:
Principal amount	$143,750	$28,764
Unamortized discount of liability component	(17,559)	(2,796)
Convertible Notes issuance costs, net of accumulated amortization of $1,877 and $455, respectively	(1,750)	(271)
Carrying value of the liability component	$124,441	$25,697

Carrying value of the equity component	$17,973	$3,585
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheets at December 31, 2017 and September 30, 2018.
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $31.9 million at September 30, 2018.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million and $0.2 million for the three months ended September 30, 2017 and 2018, respectively and approximately $3.0 million and $1.7 million for the nine months ended September 30, 2017 and 2018, respectively. Accretion of the discount on the Convertible Notes was approximately $1.1 million and $0.2 million for the three months ended September 30, 2017 and 2018, respectively and approximately $3.2 million and $2.0 million for the nine months ended September 30, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $130,000 and $27,000 for the three months ended September 30, 2017 and 2018, respectively and approximately $0.4 million and $0.2 million for the nine months ended September 30, 2017 and 2018, respectively.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at September 30, 2018, is 44.8913 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.28 per share of common stock.
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2017 and 2018 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and nine months ended September 30, 2017 and 2018 was 3.2%.
15.SENIOR NOTES
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our Former Credit Agreement and intend to use the remaining net proceeds for general corporate purposes, including acquisitions. We incurred approximately $1.4 million in transaction costs related to the Senior Notes. See Note 13 to the Consolidated Financial Statements included herein for further discussion of the repayment of our Former Credit Agreement.
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018 to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on June 1, 2026, unless earlier redeemed or purchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by certain of our existing subsidiaries.
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 92 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for both the three and nine months ended September 30, 2018 was 6.87% and 6.69%, respectively.

The carrying value of the Senior Notes at September 30, 2018 are reflected in our Consolidated Balance Sheets as follows (in thousands):

September 30, 2018
Long-term liabilities:
Principal amount	$325,000
Debt discount, net of accumulated amortization of $154	(4,721)
Debt issuance costs, net of accumulated amortization of $44	(1,323)
Carrying value of the Senior Notes	$318,956
The fair value of the Senior Notes, which are Level 2 measurements, was approximately $331.9 million at September 30, 2018.
Interest expense on the Senior Notes included contractual coupon interest expense of approximately $5.4 million and $7.2 million for the three and nine months ended September 30, 2018, respectively. Amortization of the debt discount on the Senior Notes was $116,000 and $154,000 for the three and nine months ended September 30, 2018, respectively and amortization of debt issuance costs on the Senior Notes was $33,000 and $44,000 for the three and nine months ended September 30, 2018, respectively.
16.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the nine months ended September 30, 2018, we had two stock benefits plans under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding under the Amended and Restated 2006 Plan.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at September 30, 2018 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	1,435	297
2017 Plan	1,953	(1)	1,405	223	229
Total	1,953		1,405	1,658	526

(1)
Amount includes approximately 398,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
During the nine months ended September 30, 2018, we issued restricted stock to our leadership team and certain key employees totaling 86,260 shares that vest over a three-year period and had an aggregate grant date market value of approximately $2.2 million at a weighted average stock price of $25.18. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $174,000 and $215,000, during the three months ended September 30, 2017 and 2018, respectively. We recorded stock-based compensation expense for restricted stock awards of $547,000 and $681,000, during the nine months ended September 30, 2017 and 2018, respectively.
Stock Options
During the nine months ended September 30, 2018, we granted 212,853 options to our leadership team and certain key employees at a weighted average exercise price of $25.43. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was approximately $1.4 million.

The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2018
Dividend yield	1.18%
Expected volatility	27.08%
Risk-free interest rate	2.65%
Expected holding period (years)	5.0
Black-Scholes value	$6.38
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of approximately $335,000 and $238,000, during the three months ended September 30, 2017 and 2018, respectively. We recorded stock-based compensation expense for stock options of approximately $1,154,000 and $955,000, during the nine months ended September 30, 2017 and 2018, respectively.
Performance Awards
During the nine months ended September 30, 2018, we granted 113,320 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) on December 31, 2022, provided that certain criteria, including but not limited to, Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award. The fair value of these performance awards was approximately $2.9 million and was determined by using the stock price on the grant date of $25.43.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $208,000 and $344,000 during the three months ended September 30, 2017 and 2018, respectively. We recorded stock-based compensation expense for performance awards of $465,000 and $964,000 during the nine months ended September 30, 2017 and 2018, respectively.
Employee Stock Purchase Plan
During the three months ended September 30, 2018, employees purchased a total of 12,506 shares of common stock through our ESPP at a weighted average price of $18.32 per share. During the nine months ended September 30, 2018, employees purchased a total of 36,947 shares of common stock through our ESPP at a weighted average price of $20.46 per share. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling approximately $60,000 and $58,000 for the three months ended September 30, 2017 and 2018, respectively. We recorded stock-based compensation expense for the ESPP totaling approximately $204,000 and $208,000 for the nine months ended September 30, 2017 and 2018, respectively.
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
Pursuant to the revised Director Compensation Policy described above, for the nine months ended September 30, 2018, we granted 3,926 shares of our common stock to three Directors, which were valued at approximately $88,205 at a weighted average stock price of $22.47.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and restricted stock awards of $90,000 and $133,000 for the three months ended September 30, 2017 and 2018, respectively. We recorded stock-based compensation expense related to annual retainers and restricted stock awards of $271,000 and $336,000 for the nine months ended September 30, 2017 and 2018, respectively.
Share Repurchase
At September 30, 2018, we had approximately $26.0 million available for repurchases under our share repurchase program. During the three and nine months ended September 30, 2018, we did not purchase any shares of common stock pursuant to our share repurchase program.
Cash Dividends
For the nine months ended September 30, 2017 and 2018, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2017	Per Share	Dollar Value
March 1st	$0.050	$833
June 1st	$0.050	$835
September 1st	$0.050	$835

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
September 4th	$0.075	$1,436
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2017	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(34)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	34
Balance at September 30, 2018	$—

17.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2018 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Numerator for basic and diluted earnings per share:
Net income	$3,038	$2,200	$14,532	$14,303
Less: Earnings allocated to unvested restricted stock	(10)	(11)	(52)	(79)
Income attributable to common stockholders	$3,028	$2,189	$14,480	$14,224

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,476	19,060	16,575	17,701
Effect of dilutive securities:
Stock options	335	101	332	123
Convertible Notes	787	—	980	449
Denominator for diluted earnings per common share - weighted average shares outstanding	17,598	19,161	17,887	18,273

Basic earnings per common share:	$0.18	$0.11	$0.87	$0.80
Diluted earnings per common share:	$0.17	$0.11	$0.81	$0.78
The fully diluted weighted average shares outstanding for the nine months ended September 30, 2018 and the corresponding calculation of fully diluted earnings per share, include approximately 449,000 shares that would have been issued upon conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per Share. For the three months ended September 30, 2018, there were no shares that would have been issued upon conversion under the if-converted method. There were approximately 787,000 and 980,000 shares for the three and nine months ended September 30, 2017 that would have been issued upon conversion under the if-converted method.
For the three and nine months ended September 30, 2018, approximately 1,065,000 and 1,041,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three and nine months ended September 30, 2017, approximately 455,000 and 320,000 stock options were excluded from the computation of diluted earnings per share.

18.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenues, gross profit (loss), income (loss) before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenues:
Three Months Ended September 30, 2018	$49,843	$14,398	$—	$64,241
Three Months Ended September 30, 2017	47,329	13,725	—	61,054

Nine Months Ended September 30, 2018	$156,969	$44,506	$—	$201,475
Nine Months Ended September 30, 2017	150,279	42,784	—	193,063

Gross profit (loss):
Three Months Ended September 30, 2018	$13,644	$3,470	$(6,849)	$10,265
Three Months Ended September 30, 2017	12,570	2,910	(6,535)	8,945

Nine Months Ended September 30, 2018	$45,962	$12,165	$(20,754)	$37,373
Nine Months Ended September 30, 2017	45,951	11,288	(20,704)	36,535

Income (loss) before income taxes:
Three Months Ended September 30, 2018	$13,417	$3,560	$(13,590)	$3,387
Three Months Ended September 30, 2017	12,394	3,002	(10,836)	4,560

Nine Months Ended September 30, 2018	$45,244	$12,406	$(38,282)	$19,368
Nine Months Ended September 30, 2017	45,414	11,609	(33,208)	23,815

Total assets:
September 30, 2018	$694,995	$238,546	$15,179	$948,720
December 31, 2017	665,483	251,243	4,807	921,533

19.SUPPLEMENTARY DATA

Balance Sheet

The detail of certain balance sheet accounts as of December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Other current assets:
Federal income taxes receivable	$—	$1,383
State income taxes receivable	889	1,279
Other current assets	97	136
Total other current assets	$986	$2,798

Current portion of long-term debt and capital lease obligations:
Term note	$15,000	$—
Acquisition debt	1,927	2,118
Capital leases	324	327
Total current portion of long-term debt and capital lease obligations	$17,251	$2,445

Other current liabilities:
Federal income taxes payable	$1,120	$633
Deferred rent	241	265
Total other current liabilities	$1,361	$898

Accrued liabilities:
Accrued salaries and wages	$2,643	$1,428
Accrued incentive compensation	6,412	4,505
Accrued vacation	2,417	2,602
Accrued insurance	1,832	1,933
Accrued interest	1,271	7,299
Accrued ad valorem and franchise taxes	1,003	2,099
Accrued commissions	461	499
Other accrued liabilities	1,520	1,300
Total accrued liabilities	$17,559	$21,665

Other long-term liabilities:
Deferred rent	$966	$765
Incentive compensation	1,287	1,263
Contingent consideration	1,125	1,127
Total other long-term liabilities	$3,378	$3,155

20.SUBSEQUENT EVENTS
On October 24, 2018, the Board approved the First Amendment to The Carriage Services, Inc. 2017 Omnibus Incentive Plan (the “Amendment”). The Amendment clarifies that unless otherwise specified in writing, unvested awards are forfeited when a recipient’s employment with the Company is terminated for any reason.
On October 29, 2018, Mark R. Bruce informed us that he would resign from his position as Executive Vice President and Chief Operating Officer, effective November 1, 2018. In connection with his resignation, we entered into a separation and release agreement (the “Separation Agreement”) with Mr. Bruce, which provides for (i) continuation of Mr. Bruce’s base salary for 18 months; and (ii) payment by the Company of continued coverage under the Consolidated Omnibus Budget Reconciliation Act for up to 18 months, to the extent Mr. Bruce makes such an election. The Separation Agreement, which terminates Mr. Bruce’s employment agreement with the Company, contains customary release, confidentiality, non-competition, non-solicitation and non-disparagement provisions.

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
At September 30, 2018, we operated 182 funeral homes in 29 states and 29 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, privately-owned independent operators. We believe we are a market leader in most of our markets.
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
Our Mission Statement states that “we are committed to being the most professional, ethical and highest quality funeral and cemetery service organization in our industry” and our Guiding Principles state our core values, which are comprised of:

•	Honesty, Integrity and Quality in All That We Do;

•	Hard work, Pride of Accomplishment, and Shared Success Through Employee Ownership;

•	Belief in the Power of People Through Individual Initiative and Teamwork;

•	Outstanding Service and Profitability Go Hand-in-Hand; and

•	Growth of the Company Is Driven by Decentralization and Partnership.
Our five Guiding Principles collectively embody our Being The Best high-performance culture, operating framework. Our operations and business strategy are built upon the execution of the following three models:

•	Standards Operating Model;

•	4E Leadership Model; and

•	Strategic Acquisition Model.

Standards Operating Model
Our Standards Operating Model is focused on growing local market share, people development, and key operating and financial metrics that drive long-term, sustainable revenue growth and improved cash earning power of each local business by employing leadership and entrepreneurial principles that support our high-value personal service business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we believe such performance is unsustainable and will ultimately stress the business, which very often leads to declining market share, revenues and earnings.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending September 30, 2018 dated October 31, 2018 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business. The Trend Report is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net income	$3,038	$2,200	$14,532	$14,303
Special items,(1)
Accretion of discount on convertible subordinated notes	1,097	246	3,200	1,961
Net loss on early extinguishment of debt	—	—	—	740
Loss recorded for expired management contract	—	277	—	277
Natural disaster costs	259	—	259	—
Adjusted net income(2)	$4,394	$2,723	$17,991	$17,281

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

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Gross profit	$15,480	$17,114	$57,239	$58,127

Field depreciation and amortization	3,601	4,011	10,719	11,688
Regional and unallocated funeral and cemetery costs	3,937	2,114	9,845	8,662
Operating profit(1)	$23,018	$23,239	$77,803	$78,477

(1)	Operating profit is defined as Gross profit excluding Field depreciation and amortization and Regional and unallocated funeral and cemetery costs.
Below is a breakdown of Operating profit (a non-GAAP measure) by segment for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Funeral Home segment	$18,062	$18,109	$61,161	$61,154
Cemetery segment	4,956	5,130	16,642	17,323
Operating profit	$23,018	$23,239	$77,803	$78,477

Operating profit margin(1)	37.7%	36.2%	40.3%	39.0%

(1)	Operating profit margin, a non-GAAP measure, is Operating profit as a percentage of Total revenues.
Further discussion of Operating profit for our Funeral Home and Cemetery segments is presented herein under “Results of Operations.”
Financial Highlights
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Total revenue for the three months ended September 30, 2018 and 2017 was $64.2 million and $61.1 million, respectively, which represents an increase of approximately $3.1 million, or 5.1%. Funeral revenue increased $2.5 million to $49.8 million and cemetery revenue increased $0.6 million to $14.4 million in the three months ended September 30, 2018 compared to the same period in 2017. For the quarter comparatives, we experienced a 5.1% increase in total funeral contracts, while the average revenue per funeral contract remained flat. In addition, we experienced an increase of 13.1% in the number of preneed interment rights (property) sold and an increase of 3.8% in the average price per interment right sold as a result of sales of higher-valued gardens constructed in recent years at certain of our same store businesses. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the three months ended September 30, 2018 increased $1.6 million, or 10.6%, to $17.1 million, from $15.5 million for the three months ended September 30, 2017, primarily due to the increase in acquisition funeral revenue and the decrease in field incentive compensation and natural disaster costs, offset by a decline in same store funeral revenue.
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
Net income for the three months ended September 30, 2018 decreased $0.8 million to $2.2 million, equal to $0.11 per diluted share, compared to net income of $3.0 million, equal to $0.17 per diluted diluted share, for the three months ended September 30, 2017. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”

During the nine months ended September 30, 2018, we entered into a series of transactions to recapitalize our Balance Sheet. Further discussion of this is presented herein under “Balance Sheet Recapitalization.”
Nine months ended September 30, 2018 compared to nine months ended September 30, 2017
Total revenue for the nine months ended September 30, 2018 and 2017 was $201.5 million and $193.1 million, respectively, which represents an increase of approximately $8.4 million, or 4.4%. Funeral revenue increased $6.7 million to $157.0 million and cemetery revenue increased $1.7 million to $44.5 million in the nine months ended September 30, 2018 compared to the same period in 2017. For the period comparatives, we experienced a 5.2% increase in total funeral contracts, offset by a decrease of 0.7% in the average revenue per funeral contract. In addition, we experienced an increase of 2.9% in the number of preneed interment rights (property) sold and an increase of 7.8% in the average price per interment right sold. Further discussion of revenue for our funeral home and cemetery segments on a same store and acquired basis is presented herein under “Results of Operations.”
Gross profit for the nine months ended September 30, 2018 increased $0.9 million, or 1.6%, to $58.1 million, from $57.2 million for the nine months ended September 30, 2017, primarily due to the increase in acquisition funeral revenue and the decrease in field incentive compensation, offset by a decline in same store funeral revenue and higher salaries and benefits costs (including higher health care costs) across all funeral home businesses.
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
Net income for the nine months ended September 30, 2018 decreased $0.2 million to $14.3 million, equal to $0.78 per diluted share, compared to net income of $14.5 million, equal to $0.81 per diluted share, for the nine months ended September 30, 2017. Further discussion of general, administrative and other expenses, home office depreciation and amortization expense, interest expense, income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
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
On May 31, 2018, we entered into a new $150 million senior secured revolving credit facility (the “New Credit Facility”) with our subsidiary guarantors, certain financial institutions, as lenders, and Bank of America, N.A., as administrative agent.
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

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2018 compared to the same period of 2017. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2014 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2013 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. The term “divested” when discussed in the Funeral Home Segment, refers to one business sold during 2017. The term “divested” when discussed in the Cemetery Segment, refers to three cemetery businesses that we ceased to operate on September 30, 2018, as a result of an expired management agreement. Depreciation and amortization, within our field costs and expenses and regional and unallocated funeral and cemetery costs, are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.
Funeral Home Segment
The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the three months ended September 30, 2018 compared to three months ended September 30, 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$38,787	$37,456	$(1,331)	(3.4)%
Acquired operating revenue	6,467	10,300	3,833	59.3%
Divested revenue	144	—	(144)	n/a
Preneed funeral insurance commissions	315	360	45	14.3%
Preneed funeral trust earnings	1,616	1,727	111	6.9%
Total	$47,329	$49,843	$2,514	5.3%

Operating profit:
Same store operating profit	$14,196	$12,735	$(1,461)	(10.3)%
Acquired operating profit	2,093	3,588	1,495	71.4%
Divested profit	70	—	(70)	n/a
Preneed funeral insurance commissions	120	93	(27)	(22.5)%
Preneed funeral trust earnings	1,583	1,693	110	6.9%
Total	$18,062	$18,109	$47	0.3%
Funeral home same store operating revenue for the three months ended September 30, 2018 decreased $1.3 million or 3.4%, when compared to the three months ended September 30, 2017. This was due primarily to a 3.5% decrease in same store contract volumes to 6,968, while the average revenue per contract remained flat at $5,375. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract increased 0.4% to $5,579 in the three months ended September 30, 2018. The average revenue per burial contract increased by 2.8% to $9,079, while the number of burial contracts decreased 6.3% to 2,782. The average revenue per cremation contract increased by 1.8% to $3,413, while the number of cremation contracts decreased 2.9% to 3,639.
The burial rate for our same store businesses decreased 120 basis points to 39.9%, while the cremation rate increased 30 basis points to 52.2% for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.9% of the total number of contracts in the three months ended September 30, 2018, decreased 18.0% to $2,191.
Same store operating profit for the three months ended September 30, 2018 decreased $1.5 million, or 10.3%, when compared to the three months ended September 30, 2017 primarily due to the decrease in same store revenue. Our same store operating profit margin (same store operating profit as a percentage of same store operating revenue) decreased by 260 basis points to 34.0% for the three months ended September 30, 2018 compared to the same period in 2017. The decline in same store operating profit margin is primarily the result of an increase in salaries and benefits expenses, which increased $0.3 million, or 3.0% and other deterioration of expense management for the three months ended September 30, 2018 when compared to the three months ended

September 30, 2017. The increase in these salaries and benefits costs was due to higher health care costs and continuous upgrading of personnel at our same store businesses.
Funeral home acquired operating revenue for the three months ended September 30, 2018 increased $3.8 million, or 59.3%, when compared to the three months ended September 30, 2017. The funeral home acquired portfolio for the three months ended September 30, 2018 includes seven businesses acquired in the fourth quarter of 2017 and four businesses acquired in the third quarter of 2018, not present in the three months ended September 30, 2017 results. While we experienced a decrease in the average revenue per contract of 5.1% to $6,045, the total number of contracts increased 67.9% to 1,704. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract decreased 5.5% to $6,146 in the three months ended September 30, 2018. The average revenue per burial contract increased 1.7% to $9,666 and the number of burial contracts increased 61.1% to 712. The average revenue per cremation contract decreased 14.2% to $3,875, while the number of cremation contracts increased 73.4% to 841. The increase in the number of cremation contracts was primarily due to the businesses we acquired in Colorado in the fourth quarter of 2017, as these were not present in the prior period. The decrease in the average revenue per cremation contract was due to the higher number of cremation contracts for which we did not perform additional services at these businesses.
The burial rate for our acquired businesses decreased 170 basis points to 41.8%, while the cremation rate increased 160 basis points to 49.4% for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.9% of the total number of contracts in the three months ended September 30, 2018, decreased 8.4% to $2,202.
Acquired operating profit for the three months ended September 30, 2018 increased $1.5 million, or 71.4%, when compared to the three months ended September 30, 2017. Acquired operating profit margin increased 240 basis points to 34.8% for the three months ended September 30, 2018 compared to the same period in 2017. The increase is primarily due to the two Virginia businesses we acquired in July 2018, which are not present in the three months ended September 30, 2017 results. These businesses have high contract volume with a higher operating profit margin compared to our other acquired businesses.
Funeral home divested operating revenues and operating profit are from one business divested in December 2017.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue increased by 14.3% for the three months ended September 30, 2018 compared to the same period in 2017. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold, thus, the preneed commission revenue recognized for the three months ended September 30, 2018 is from the preneed funeral insurance contracts sold in the three months ended September 30, 2017. The number of preneed insurance contracts sold in the three months ended September 30, 2017 decreased 5.9%, while the face value of the insurance products that earned commissions increased 2.0% compared to the contracts sold during the same period of 2016. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings increased $0.1 million, or 6.9%, for the three months ended September 30, 2018. The increase is due to an increase in earnings from the maturity of preneed contracts.
Operating profit for our two categories of financial revenue, on a combined basis, increased $0.1 million, or 4.9%, in the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The following tables set forth certain information regarding the revenues and operating profit from our funeral home operations for the nine months ended September 30, 2018 compared to nine months ended September 30, 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$121,914	$120,449	$(1,465)	(1.2)%
Acquired operating revenue	21,687	29,908	8,221	37.9%
Divested revenue	441	—	(441)	n/a
Preneed funeral insurance commissions	951	974	23	2.4%
Preneed funeral trust earnings	5,286	5,638	352	6.7%
Total	$150,279	$156,969	$6,690	4.5%

Operating profit:
Same store operating profit	$47,172	$44,462	$(2,710)	(5.7)%
Acquired operating profit	8,242	10,884	2,642	32.1%
Divested profit	216	(3)	(219)	n/a
Preneed funeral insurance commissions	329	285	(44)	(13.4)%
Preneed funeral trust earnings	5,202	5,526	324	6.2%
Total	$61,161	$61,154	$(7)	—%
Funeral home same store operating revenue for the nine months ended September 30, 2018 decreased $1.5 million, or 1.2%, when compared to the nine months ended September 30, 2017. This was due primarily to a 0.6% decrease in the average revenue per contract to $5,334, and a 0.6% decrease in same store contract volumes to 22,580. The average revenue per contract excludes the impact of the preneed funeral trust earnings (separately reflected in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including preneed funeral trust earnings, the average revenue per contract decreased 0.3% to $5,542 in the nine months ended September 30, 2018. The average revenue per burial contract increased 1.0% to $8,965, while the number of burial contracts decreased 3.2% to 8,978. The average revenue per cremation contract increased 1.5% to $3,419 and the number of cremation contracts increased 0.9% to 11,923.
The burial rate for our same store businesses decreased 100 basis points to 39.8%, while the cremation rate increased 80 basis points to 52.8% for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 7.4% of the total number of contracts in the nine months ended September 30, 2018, decreased 9.8% to $2,321.
Same store operating profit for the nine months ended September 30, 2018 decreased $2.7 million, or 5.7%, when compared to the nine months ended September 30, 2017. In addition to the decrease in same store revenue, same store operating profit margin (same store operating profit as a percentage of same store operating revenue) decreased by 180 basis points to 36.9% for the nine months ended September 30, 2018 compared to the same period in 2017. The decline in same store operating profit margin is primarily the result of an increase in salaries and benefits expenses, which increased $1.5 million, or 4.4% and other deterioration of expense management for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The increase in these salaries and benefits costs was due to higher health care costs and continuous upgrading of personnel at our same store businesses.
Funeral home acquired operating revenue for the nine months ended September 30, 2018 increased $8.2 million, or 37.9%, when compared to the nine months ended September 30, 2017. The funeral home acquired portfolio for the nine months ended September 30, 2018 includes seven businesses acquired in the fourth quarter of 2017 and four businesses acquired in the third quarter of 2018, not present in the nine months ended September 30, 2017 results. We experienced a 45.5% increase in the total number of contracts to 4,857, while the average revenue per contract decreased 5.2% to $6,158. The average revenue per contract excludes the impact of the preneed funeral trust earnings (reflected separately in Revenues above) recognized at the time that we provide the services pursuant to the preneed contract. Including funeral trust earnings, the average revenue per contract decreased 5.7% to $6,268 in the nine months ended September 30, 2018. The average revenue per burial contract increased 2.0% to $9,731 and the number of burial contracts increased 33.8% to 2,064. The average revenue per cremation contract decreased 11.3% to $3,961, while the number of cremation contracts increased 58.6% to 2,392. The increase in the number of cremation contracts was primarily due to the businesses we acquired in Colorado in the fourth quarter of 2017, as these were not present in the prior period. The decrease in the average revenue per cremation contract was due to the higher number of cremation contracts for which we did not perform additional services at these businesses.
The burial rate for our acquired businesses decreased 370 basis points to 42.5%, while the cremation rate increased 400 basis points to 49.2% for the nine months ended September 30, 2018, when compared to the nine months ended September 30, 2017. The average revenue for “other” contracts, which are charges for merchandise or services for which we do not perform a funeral service and which made up approximately 8.3% of the total number of contracts in the nine months ended September 30, 2018, decreased 13.8% to $2,205.
Acquired operating profit for the nine months ended September 30, 2018 increased $2.6 million, or 32.1%, when compared to the nine months ended September 30, 2017. Although acquired operating revenue increased, acquired operating profit margin decreased 160 basis points to 36.4% for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease is primarily due to the seven businesses we acquired in the fourth quarter of 2017, as operating profit margins for these acquired businesses were lower compared to our other acquired businesses, particularly with regard to higher salaries and benefits expenses.
Funeral home divested operating revenues and operating profit are from one business divested in December 2017. Expenses for the nine months ended September 30, 2018 are residual expenses incurred for the divested business.
The two categories of financial revenue consist of preneed funeral insurance commission revenue and preneed funeral trust earnings. Preneed funeral insurance commission revenue increased by 2.4% for the nine months ended September 30, 2018 compared to the same period in 2017. Preneed funeral insurance commission revenue is deferred for one year after the preneed funeral contracts are sold, thus, the preneed commission revenue recognized for the nine months ended September 30, 2018 is from the preneed funeral insurance contracts sold in the nine months ended September 30, 2017. The number of preneed insurance contracts sold in the nine months ended September 30, 2017 decreased 5.7%, while the face value of the insurance products that earned commissions increased 8.5% compared to the contracts sold during the same period of 2016. Preneed funeral trust earnings include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets and earnings from the maturity of preneed funeral contracts. Trust earnings increased $0.4 million, or 6.7%, for the nine months ended September 30, 2018. The increase is due to an increase in earnings from the maturity of preneed contracts.
Operating profit for our two categories of financial revenue, on a combined basis, increased $0.3 million, or 5.1%, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
Cemetery Segment
The following tables set forth certain information regarding the revenues and operating profit from our cemetery operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$9,688	$10,439	$751	7.8%
Acquired operating revenue	761	652	(109)	(14.3)%
Divested revenue	1,338	1,479	$141	10.5%
Cemetery trust earnings	1,556	1,392	(164)	(10.5)%
Preneed cemetery finance charges	382	436	54	14.1%
Total	$13,725	$14,398	$673	4.9%

Operating profit:
Same store operating profit	$2,669	$2,891	$222	8.3%
Acquired operating profit	200	116	(84)	(42.0)%
Divested profit	259	407	$148	57.1%
Cemetery trust earnings	1,446	1,280	(166)	(11.5)%
Preneed cemetery finance charges	382	436	54	14.1%
Total	$4,956	$5,130	$174	3.5%

Cemetery same store operating revenue for the three months ended September 30, 2018 increased $0.8 million, or 7.8%, when compared to the three months ended September 30, 2017. Approximately 60.0% of our cemetery same store operating revenue related to preneed sales of interment rights (property) and related merchandise and services for the three months ended September 30, 2018. Preneed revenue increased $0.8 million, or 15.5% as we experienced a 16.4% increase in the number of preneed interment rights sold to 1,602 and a 3.7% increase in average price per interment right to $3,524 for the three months ended September 30, 2018 compared to the same period in 2017. The increase in the average price per interment was a result of sales in higher-valued gardens constructed in recent years at certain of our same store businesses. Same store atneed revenue, which represents approximately 40.0% of our same store cemetery operating revenues, decreased $0.1 million, or 1.9%, due primarily to a 3.8% decrease in the number of contracts to 2,651, offset by an increase of 2.0% in the average sale per contract to $1,593.
Cemetery same store operating profit for the three months ended September 30, 2018 increased $0.2 million, or 8.3%, from the same period in 2017. Cemetery same store operating profit as a percentage of cemetery same store operating revenue (cemetery operating profit margin) increased to 27.7% in the three months ended September 30, 2018 compared to 27.5% in the same period in 2017. The increase in cemetery same store operating profit margin is primarily due to the increase in revenue.
Cemetery acquired operating revenue decreased $0.1 million, or 14.3%, and cemetery acquired operating profit also decreased $0.1 million, or 42.0%, for the three months ended September 30, 2018 compared to the same period in 2017. Our acquired cemetery portfolio consists of only one cemetery business that experienced both a decrease in the number of preneed interment rights sold and a decrease in average price per interment right for the three months ended September 30, 2018 compared to the same period in 2017.
Cemetery divested operating revenues and operating profit are from three cemetery businesses that we ceased to operate on September 30, 2018, as a result of an expired management agreement.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings and financial revenue earned from finance charges decreased $0.1 million in the three months ended September 30, 2018 compared to the same period in 2017. The decrease is primarily due to a decrease in interest income earned in the investment portfolio due to a lower allocation to fixed income securities in our perpetual care trust in the three months ended September 30, 2018 compared to the same period in 2017.
The following tables set forth certain information regarding the revenues and operating profit from our cemetery operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2017	2018	Amount	%
Revenues:
Same store operating revenue	$29,820	$31,698	$1,878	6.3%
Acquired operating revenue	2,370	2,530	160	6.8%
Divested revenue	4,612	4,712	$100	2.2%
Cemetery trust earnings	4,815	4,327	(488)	(10.1)%
Preneed cemetery finance charges	1,167	1,239	72	6.2%
Total	$42,784	$44,506	$1,722	4.0%

Operating profit:
Same store operating profit	$8,991	$9,901	$910	10.1%
Acquired operating profit	743	852	109	14.7%
Divested profit	1,208	1,376	$168	13.9%
Cemetery trust earnings	4,533	3,955	(578)	(12.8)%
Preneed cemetery finance charges	1,167	1,239	72	6.2%
Total	$16,642	$17,323	$681	4.1%
Cemetery same store operating revenue for the nine months ended September 30, 2018 increased $1.9 million, or 6.3%, when compared to the nine months ended September 30, 2017. Approximately 60.0% of our cemetery same store operating revenue related to preneed sales of interment rights (property) and related merchandise and services for the nine months ended September 30, 2018. Preneed revenue increased $1.6 million, or 9.5%, as we experienced a 6.6% increase in average price per interment right to $3,561 and a 4.5% increase in the number of preneed interment rights sold to 4,558 for the nine months ended September 30,

2018 compared to the same period in 2017. The increase in the average price per interment was a result of sales in higher-valued gardens constructed in recent years at certain of our same store businesses. During the first and second quarters of 2018, we recognized revenue from a completed large garden at a certain cemetery business. Same store atneed revenue, which represents approximately 40.0% of our same store cemetery operating revenues, increased $0.3 million, or 2.0%, due primarily to a 5.7% increase in the average sale per contract to $1,550, offset by a decrease of 3.5% in the number of contracts to 8,484.
Cemetery same store operating profit for the nine months ended September 30, 2018 increased $0.9 million, or 10.1%, from the same period in 2017. Cemetery same store operating profit as a percentage of cemetery same store operating revenue (cemetery operating profit margin) increased to 31.2% in the nine months ended September 30, 2018 compared to 30.2% in the same period in 2017. The increase in cemetery same store operating profit margin is due to the increase in revenue, offset by a $0.7 million increase in expenses. The categories with significant increases include $0.4 million of facilities and grounds expenses and $0.4 million of promotional expenses, offset by a $0.1 million decrease in bad debt expense.
Cemetery acquired operating revenue increased $0.2 million, or 6.8%, and acquired operating profit increased $0.1 million, or 14.7%, from the same period in 2017. Cemetery acquired operating profit as a percentage of cemetery acquired operating revenue (cemetery operating profit margin) increased to 33.7% in the nine months ended September 30, 2018 compared to 31.4% in the same period in 2017. Our acquired cemetery portfolio consists of only one cemetery business that experienced both increased revenue and better management of expenses in the nine months ended September 30, 2018 compared to the same period 2017.
Cemetery divested operating revenues and operating profit are from three cemetery businesses that we ceased to operate on September 30, 2018, as a result of an expired management agreement.
The two categories of financial revenue consist of trust earnings and finance charges on preneed receivables. Trust earnings also include trust management fees charged by our wholly-owned registered investment advisor based on the fair market value of the trust assets. Total trust earnings and financial revenue earned from finance charges decreased $0.4 million, or 7.0%, in the nine months ended September 30, 2018 compared to the same period in 2017. The decrease is primarily due to gains realized in the perpetual care trust during the nine months ended September 30, 2017 that were not present in the same period in 2018.
Operating profit for trust earnings and financial revenue earned from finance charges decreased $0.5 million or 8.9% in the nine months ended September 30, 2018 compared to the same period in 2017. The decrease is due to decreased perpetual care trust revenue and higher general and administrative costs in our registered investment advisor firm.
Other Financial Statement Items
Depreciation and Amortization
Depreciation and amortization related to our field and home office totaled $4.5 million for the three months ended September 30, 2018, an increase of $0.5 million, or 12.8%, from the three months ended September 30, 2017. Depreciation and amortization related to our field and home office totaled $13.1 million for the nine months ended September 30, 2018, an increase of $1.2 million, or 10.3%, from the nine months ended September 30, 2017. These increases were primarily attributable to additional depreciation expense from assets acquired in our 2017 and 2018 acquisitions.
Regional and Unallocated Funeral and Cemetery Costs
Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $2.1 million for the three months ended September 30, 2018, a decrease of $1.8 million, or 46.3%, compared to the same period in 2017, primarily due to a $1.1 million decrease in field incentive compensation in line with Standards Achievement at certain businesses, a $0.5 million decrease in other general administrative costs and a $0.3 million decrease in natural disaster costs, offset by a $0.1 million increase in severance expenses.
Regional and unallocated funeral and cemetery costs totaled $8.7 million for the nine months ended September 30, 2018, a decrease of $1.2 million, or 12.0%, compared to the same period in 2017, primarily due to a $0.6 million decrease in other general administrative costs, a $0.5 million decrease in field incentive compensation in line with Standards Achievement at certain businesses and a $0.3 million decrease in natural disaster costs, offset by a $0.2 million increase in salaries and benefits expenses.
General, Administrative and Other
General, administrative and other expenses totaled $6.3 million for the three months ended September 30, 2018, an increase of $0.2 million, or 3.4%, compared to the same period in 2017. The increase was attributable to a $0.2 million increase in acquisition expenses and a $0.1 million increase in equity compensation, offset by a $0.1 million decrease in incentive compensation.
General, administrative and other expenses totaled $19.3 million for the nine months ended September 30, 2018, a decrease of $0.2 million, or 1.1%, compared to the same period in 2017. The decrease was attributable to a $0.5 million decrease in public company and regulatory costs, a $0.4 million decrease in salaries and benefits expenses, a $0.3 million decrease in severance expenses and a $0.1 million decrease in other general administrative costs, offset by a $0.5 million increase in equity compensation, a $0.3 million increase in health care costs, a $0.3 million increase in acquisition expenses.
Interest Expense
Interest expense was $6.3 million for the three months ended September 30, 2018 compared to $3.3 million for the three months ended September 30, 2017, an increase of approximately $3.0 million due to the following: (i) an increase of $5.5 million related to our Senior Notes; and (ii) an increase of $0.1 million related to capital leases, offset by; (iii) a decrease of $1.7 million related to our Former Credit Agreement; and (iv) a decrease of $0.9 million related to the Exchange of our Convertible Notes.
Interest expense was $14.8 million for the nine months ended September 30, 2018 compared to $9.5 million for the nine months ended September 30, 2017, an increase of approximately $5.3 million due to the following: (i) an increase of $7.4 million related to our Senior Notes; and (ii) an increase of $0.2 million related to capital leases, offset by; (iii) a decrease of $1.4 million related to the Exchange of our Convertible Notes; and (iv) a decrease of $0.9 million related to our Former Credit Agreement.
Accretion of Discount on Convertible Notes
For the three months ended September 30, 2018, we recognized accretion of the discount on our Convertible Notes of $0.2 million compared to $1.1 million for the three months ended September 30, 2017, a decrease of approximately $0.9 million, which was attributable to the Exchange of our Convertible Notes.
For the nine months ended September 30, 2018, we recognized accretion of the discount on our Convertible Notes of $2.0 million compared to $3.2 million for the nine months ended September 30, 2017, a decrease of approximately $1.2 million, which was attributable to the Exchange of our Convertible Notes.
Net Loss on Early Extinguishment of Debt
For the nine months ended September 30, 2018, we recognized a net loss of approximately $0.9 million on the early extinguishment of debt for the following transactions:
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
Other, net
For the nine months ended September 30, 2018, we recognized a loss of approximately $0.3 million on an expired management agreement with a Florida municipality and as a result, we ceased to operate three of our cemetery businesses on September 30, 2018.
Income Taxes
Income tax expense was $1.2 million for the three months ended September 30, 2018 compared to $1.5 million for the three months ended September 30, 2017. Income tax expense was $5.1 million for the nine months ended September 30, 2018 compared to $9.3 million for the nine months ended September 30, 2017. We recorded income taxes at the estimated effective rate, before discrete items, of 30.3% and 28.0% for the three and nine months ended September 30, 2018 and 40.0% for both the three and nine months ended September 30, 2017. The decrease in the effective tax rate in 2018 compared to 2017 is primarily attributable to the reduction of the U.S. federal statutory income tax rate to 21% from 35% resulting from enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”). The discrete items include income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, income tax expense related to state tax rate changes and other non-material discrete state items.
We adopted the provisions of Topic 606 using the modified retrospective approach, effective January 1, 2018. The adoption of this topic did not have a material impact on the effective tax rate for the reporting period.
We have approximately $33.4 million of state net operating loss carry forwards that will expire between 2019 and 2039, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed quarterly. At September 30, 2018, the valuation allowance totaled $0.2 million.

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
Cash Flows
We began 2018 with $1.0 million in cash and other liquid investments and ended the third quarter with $9.5 million in cash. As of September 30, 2018, we had no borrowings outstanding on our New Credit Facility compared to $92.0 million outstanding under our Former Credit Agreement as of December 31, 2017.
The following table sets forth the elements of cash flow for the nine months ended September 30, 2017 and 2018 (in millions):

	Nine Months Ended September 30,
	2017	2018
Cash at January 1st	$3.3	$1.0
Cash flow from operating activities	30.8	38.7
Acquisitions and land for new construction	(0.7)	(38.0)
Net proceeds from the sale of other assets	0.4	—
Growth capital expenditures	(6.8)	(2.8)
Maintenance capital expenditures	(6.3)	(6.2)
Net payments on long-term debt obligations	(1.7)	(220.5)
Payment of debt issuance costs related to long-term debt	—	(1.6)
Redemption of the Convertible Notes	—	(75.2)
Payment of transaction costs related to the redemption of the Convertible Notes	—	(0.8)
Proceeds from the issuance of the Senior Notes	—	320.1
Payment of debt issuance costs related to the Senior Notes	—	(1.4)
Taxes paid on restricted stock vestings and exercise of non-qualified options	(0.5)	(0.7)
Dividends paid on common stock	(2.5)	(4.1)
Purchase of treasury stock	(16.4)	—
Other financing costs	1.2	0.9
Cash at September 30th	$0.8	$9.5
Operating Activities
For the nine months ended September 30, 2018 cash flow provided by operating activities was $38.7 million compared to cash flow provided by operating activities of $30.8 million for the nine months ended September 30, 2017. The increase of $7.9 million is due primarily to favorable working capital changes, which include a payment made in 2017 for accrued severance for the retirement of a former executive, which did not occur in 2018. In addition, we paid twelve Managing Partners in 2017 (largest plan participant year), compared to three Managing Partners in 2018 under our Good To Great incentive compensation plan.

Finally, we have accrued interest expense for our Senior Notes that will be paid in December 2018, that were not accrued in the prior year.
Investing Activities
Our investing activities, resulted in a net cash outflow of $47.0 million for the nine months ended September 30, 2018 compared to $13.4 million for the nine months ended September 30, 2017, a decrease of $33.6 million. During the nine months ended September 30, 2018, we purchased four funeral home businesses for approximately $38.0 million. During the nine months ended September 30, 2017, we purchased land for a funeral home parking lot expansion project for approximately $0.7 million.
For the nine months ended September 30, 2018, capital expenditures totaled $9.0 million compared to $13.1 million, a decrease of $4.1 million. The following tables present our growth and maintenance capital expenditures (in millions):

	Nine Months Ended September 30,
	2017	2018
Growth
Cemetery development	$3.0	$1.6
Construction for new funeral facilities	2.5	—
Renovations at certain businesses	1.3	1.2
Total	$6.8	$2.8

	Nine Months Ended September 30,
	2017	2018
Maintenance
Facility repairs and improvements	$1.8	$1.5
Vehicles	1.7	2.0
General equipment and furniture	1.6	1.7
Paving roads and parking lots	1.0	0.5
Information technology infrastructure improvements	0.2	0.5
Total	$6.3	$6.2
Financing Activities
Our financing activities resulted in a net cash inflow of $16.8 million for the nine months ended September 30, 2018 compared to a net cash outflow of $19.9 million for the nine months ended September 30, 2017, an increase of $36.7 million. During the nine months ended September 30, 2018, we had net borrowings on our Senior Notes of $318.8 million, offset by net payments on our long-term debt obligations of $222.1 million and a payment of $76.1 million to exchange our Convertible Notes. We also paid $4.1 million in dividends.
During the nine months ended September 30, 2017, we had net payments on our long-term debt obligations of $1.7 million. We purchased treasury stock for $16.4 million and paid $2.5 million in dividends.
Dividends
For the three and nine months ended September 30, 2017 and 2018, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2017	Per Share	Dollar Value
March 1st	$0.050	$833
June 1st	$0.050	$835
September 1st	$0.050	$835

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
September 4th	$0.075	$1,436

Share Repurchase
At September 30, 2018, we had approximately $26.0 million available for repurchases under our share repurchase program. During the three and nine months ended September 30, 2018, we did not purchase any shares of common stock pursuant to our share repurchase program.
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

The New Credit Facility contains customary negative covenants, including, but not limited to, covenants that, among other things, restrict (subject to certain exceptions) our ability and the Credit Facility Guarantor's ability to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments, and the following financial covenants: a total leverage ratio not to exceed 5.50 to 1.00, and a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. We will calculate the financial covenants on a consolidated basis.
As of September 30, 2018, we had no outstanding borrowings under the New Credit Facility and $16.3 million in acquisition indebtedness and capital lease obligations. We had one letter of credit issued on November 30, 2017 and outstanding under the New Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 26, 2018. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2018, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. As we had no outstanding borrowings under the New Credit Facility during the three months ended September 30, 2018, the weighted average interest rate on our New Credit Facility was zero. For the six months ended June 30, 2018, the weighted average interest rate on our Former Credit Agreement was 4.0%.
As of September 30, 2018, we were in compliance with the covenants contained in the New Credit Facility, with a leverage ratio of 4.86 to 1.00 and a fixed charge coverage ratio of 1.95 to 1.00.
Amortization of debt issuance costs related to our New Credit Facility was approximately $41,000 and $54,000 for the three and nine months ended September 30, 2018, respectively.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $0.3 million and $0.2 million for both the three months ended September 30, 2017 and 2018, respectively and $0.7 million and $0.6 million for both the nine months ended September 30, 2017 and 2018, respectively.
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
At September 30, 2018, the carrying amount of the equity component was approximately $3.6 million, the principal amount of the liability component was approximately $28.8 million and the net carrying amount was approximately $25.7 million. The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2017 and 2018 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and nine months ended September 30, 2017 and 2018 was 3.2%.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $1.0 million and $0.2 million for the three months ended September 30, 2017 and 2018, respectively and approximately $3.0 million and $1.7 million for the nine months ended September 30, 2017 and 2018, respectively. Accretion of the discount on the Convertible Notes was approximately $1.1 million and $0.2 million for the three months ended September 30, 2017 and 2018, respectively and approximately $3.2 million and $2.0 million for the nine months ended September 30, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $130,000 and $27,000 for the three months ended

September 30, 2017 and 2018, respectively and approximately $0.4 million and $0.2 million for the nine months ended September 30, 2017 and 2018, respectively.
The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at September 30, 2018, is 44.8913 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.28 per share of common stock.
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
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on September 1 and December 1 of each year, beginning on December 1, 2018 to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on September 1, 2026, unless earlier redeemed or purchased, as such redemption or purchase may be allowed pursuant to the indenture governing the Senior Notes. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by certain of our existing subsidiaries.
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 92 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for both the three and nine months ended September 30, 2018 was 6.87% and 6.69%, respectively.
Interest expense on the Senior Notes included contractual coupon interest expense of approximately $5.4 million and $7.2 million for the three and nine months ended September 30, 2018, respectively. Amortization of the debt discount on the Senior Notes was $116,000 and $154,000 for the three and nine months ended September 30, 2018, respectively and amortization of debt issuance costs on the Senior Notes was $33,000 and $44,000 for the three and nine months ended September 30, 2018, respectively.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2018 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2018 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 7 and 10 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates could change the value of the fixed income securities by approximately 1.83%.

We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2018, we had no outstanding borrowings under the New Credit Facility. Any future borrowings or voluntary prepayments against the New Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the New Credit Facility at either prime rate or LIBOR rate plus a margin. At September 30, 2018, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At September 30, 2018, the fair value of these notes was approximately $31.9 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at a fixed rate of 6.625% per year. The Senior Notes do not contain a call feature. At September 30, 2018, the fair value of these notes was approximately $331.9 million based on the last traded or broker quoted price. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2018 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Our indebtedness requires significant interest and principal payments. As of September 30, 2018, we had approximately $360.3 million of total debt (excluding debt issuance costs, debt discounts and capital lease obligations), consisting of $9.8 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses we purchased), $25.7 million of carrying value of the liability of our Convertible Notes, and $325.0 million of our Senior Notes, and we had no borrowings and $148.0 million of availability under the New Credit Facility after giving effect to $2.0 million of outstanding letters of credit.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

July 1, 2018 - July 31, 2018	—	$—	—	$26,019,052
August 1, 2018 - August 31, 2018	—	$—	—	$26,019,052
September 1, 2018 - September 30, 2018	—	$—	—	$26,019,052
Total for quarter ended September 30, 2018	—		—

(1)	See Note 16 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	November 1, 2018	/s/ Viki K. Blinderman
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