Form 10-K
period 2018-12-31
CARRIAGE SERVICES INC
filed 2019-02-28
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended, December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018 was approximately $434.5 million based on the closing price of $24.55 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 22, 2019 was 18,183,198.
DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Portions of the registrant's definitive proxy statement for its 2019 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated in Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may,” “will,” “estimate,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the execution of our Standards Operating, 4E Leadership and Standard Acquisition Models;

•	the effects of competition;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	our level of indebtedness and the cash required to service our indebtedness;

•	changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service;

•	effects of the application of other applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the funeral and cemetery industry; and

•	other factors and uncertainties inherent in the funeral and cemetery industry.
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
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently accounts for approximately 80% of our total revenue, and cemetery operations, which currently accounts for approximately 20% of our total revenue.
At December 31, 2018, we operated 182 funeral homes in 29 states and 29 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, independent operators. We believe we are a market leader in most of our markets.
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
CURRENT YEAR DEVELOPMENTS
Acquisitions. During 2018, we acquired four funeral home businesses. On July 10, 2018, we acquired two funeral home businesses, one in Fredericksburg, Virginia and one in Stafford, Virginia. On August 21, 2018, we acquired a funeral home business in Cookeville, Tennessee and on August 28, 2018, we acquired a funeral home business in Knightdale, North Carolina. The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
Executive Leadership Changes. On October 29, 2018, Mark R. Bruce informed us that he would resign from his position as Executive Vice President and Chief Operating Officer effective November 1, 2018.
Share Repurchase Program. During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of approximately $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. Based on all repurchases to the date of this Current Report on Form 10-K, we have approximately $8.3 million available for repurchase under our approved program.
Performance-Based Stock Awards. On November 29, 2018, we cancelled all the Performance Award Agreements previously awarded to all individuals in 2016, 2017 and 2018, which resulted in a write-off of $3.3 million. Prior to such cancellation, each of the cancelled Performance Award Agreements provided for contingent compensation, which was payable to the recipients of the awards in shares of common stock, based on our performance over a five-year period from the date of grant.
Dividends. During 2018, we paid $5.5 million in dividends.
Balance Sheet Recapitalization. On April 25, 2018, we entered into an eighth amendment to our former secured credit facility, which increased the aggregate revolving credit commitment available thereunder to $200.0 million.
On May 7, 2018, we completed privately-negotiated exchanges of approximately $115.0 million in aggregate principal amount of our 2.75% Convertible Subordinated Notes due 2021 (the “Convertible Notes”) for $75.2 million in cash and 2,822,859 newly issued shares of our common stock.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of 6.625% Senior Notes due 2026 (the “Senior Notes”). We used $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our former secured credit facility and all commitments thereunder were terminated.
On May 31, 2018, in connection with the issuance of the Senior Notes, we entered into a new $150.0 million senior secured revolving credit facility (the “New Credit Facility”).
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes for $23.0 million in cash, leaving a principal balance of $6.3 million outstanding as of December 31, 2018.

CARRIAGE GOOD TO GREAT JOURNEY
Over the latter part of 2018, We embarked on a rapid and transformative High Performance and Value Creation Trends Restoration Program. We performed a comprehensive analysis of each of our businesses since 2011 using both operating and financial data trends as well as the corresponding Standards Achievement trends. Our goal was to first identify the root causes of the declining performance trends over the last two years in too many of our portfolio businesses and then to quickly make the necessary changes to restore positive performance trends beginning in the first quarter of 2019 and continuing thereafter for a five year timeframe ending in 2023. We believe we have rallied and energized all of our field and support leaders around the idea of getting back on the Carriage Good To Great Journey with high and sustainable broad and deep portfolio performance.

The changing preferences of client families in our industry and the revenue challenges from higher rates of cremations versus traditional burials are not issues that have easy solutions. Yet many of our best Managing Partners and businesses have continued with High Standards Achievement in the face of these challenges. As a central element of this High Performance and Value Creation Trends Restoration Program, we have done the following:

•	solicited feedback on the reasons for our portfolio performance decline, first from our Standards Council and subsequently from all of our Regional Partners and Directors of Support;

•
Mel Payne, our Chief Executive Officer, has directed more of his time and attention to operations and is actively engaging, coaching and mentoring all of our remaining operating leadership on the proper definition of their roles in support of the long-term success of each Managing Partner and business;

•
updated and rebooted our Funeral and Cemetery Standards as well as the groupings that we utilize to review our businesses to ensure alignment with changing preferences of client families and our High Performance and Value Creation Trends Restoration Program;

•	redefined Standards Achievement success and updated criteria for the Being The Best and Good To Great incentive programs; and

•
continued to explore ways in which we can develop support services and resource tools, either internally or through third parties, that can be made available to our Managing Partners and Sales Managers. We expect that this support focus, on areas such as social media, will better prepare our field leaders to deal with the changing competitive dynamics in each market.

FUNERAL AND CEMETERY INDUSTRY
Funeral home and cemetery businesses provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions.
The funeral and cemetery industry in the United States is characterized by the following fundamental attributes (the industry statistics and information included in this Form 10-K are from reports compiled by Sundale Research based on information as of September 30, 2018 from the U.S. Department of Commerce).
Deaths and Death Trends
During 2018, the number of deaths in the United States increased by approximately 1.4% following a 2.1% and a 1.2% increase in 2017 and 2016, respectively. The rapidly growing and aging population is expected to result in an increase in the number of deaths in the future. The number of Americans age 55 to 64 totaled 42.0 million in 2017 and is expected to grow 1.9% to 46.2 million by 2022, making this the second fastest-growing age group, while the fastest-growing segment of the population is Americans aged 65 and older, with 49.6 million in 2017. This age group is expected to increase to 57.3 million in 2022, reflecting an average annual growth rate of 2.9%. Overall, from 2017 to 2022, the number of deaths in the United States is expected to increase by an average of 1.8% per year, reaching an estimated 3.1 million in 2022.
Burial and Cremation Trends
While the number of deaths is expected to increase over the next few years, the burial rate is expected to continue to decline. In 2018, the number of burials in the United States decreased by an estimated 2.5%, following declines of 0.9% and 1.8% in 2017 and 2016 respectively. The number of burials in the United States is estimated to fall by an average of 1.0% per year from 2017 through 2022. In 2022, it is estimated that there will be approximately 1.29 million burials in the United States and a burial rate of 42.0%.

In 2018, the number of cremations in the United States increased by an estimated 5.0%, following increases of 5.1% and 4.3% in 2017 and 2016, respectively. Slower growth is expected through 2022, due in part to the sheer size of the market for cremations; however, shifting preferences will continue to lead to a considerable rise in cremations. The number of cremations in the United States is expected to grow by an average of 4.2% per year from 2017 through 2022. In 2022, it is estimated that there will be approximately 1.78 million cremations in the United States and a cremation rate of 58.0%.
Highly Fragmented Ownership
Our industry remains highly fragmented, and succession planning issues for privately-owned funeral and cemetery businesses have become more difficult and complex than ever. We believe Carriage provides a unique consolidation and operating framework that offers a highly attractive succession planning solution for owners who want their legacy family business to remain operationally prosperous in their local communities. We also believe that our decentralized operating model will continue to attract the top entrepreneurial talent in our industry. Our focus is on partnering with the best of the remaining independent funeral home and cemetery owners in major strategic markets around the country where the potential for future revenue growth is the highest.
The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries in the United States are Service Corporation International (“SCI”), StoneMor Partners L.P. (“StoneMor”) and Carriage. We believe these three companies collectively represent approximately 20% of funeral and cemetery revenue in the United States. Independent businesses, along with a few privately-owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 80% share of revenue.
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

Standards Operating Model
Our Standards Operating Model is focused on growing local market share, people development, and the key operating and financial metrics that drive long-term, sustainable revenue growth and improved earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our high-value personal service business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we believe such performance is unsustainable and will ultimately stress the business, which very often leads to declining market share, revenue and earnings.

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

•
Incentives Aligned with Standards – Empowering local managers, who we call Managing Partners, to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business’ earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards. Our five year incentive award, called the “Good to Great Award,” rewards Managing Partners with a bonus at the end of five years, equal to a ratio of four to six times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. After each five year incentive plan is achieved and paid out, a new five year plan period begins. To date, we have had three performance periods in which we have paid $3.8 million to the Managing Partners who have earned a bonus under this program.

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
We have learned that the long-term growth or decline of a local branded funeral and cemetery business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenue and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins (a non-GAAP measure). We use the following criteria, to name a few, to rank the strategic position of each potential acquisition:

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
Other elements of our overall business strategy include the following:
Enhancement of Funeral and Cremation Services. Personalization and pre-planning continue to be two of the most important trends in the funeral and cremation services and merchandise industry, but the move toward more cremations may be the most significant. While this trend is expected to continue, other factors are expected to lead to rising industry revenue, including an increase in spending on additional or unique funeral and cremation services.
The percentage of funeral services performed by our funeral homes for which cremation was chosen was 50.7% for the year ended December 31, 2016, 51.4% for the year ended December 31, 2017 and 52.2% for the year ended December 31, 2018. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on educating and providing our cremation customers additional services and products that are available. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional, full-service funeral, we have found that this revenue can be substantially enhanced by our emphasis on offering additional services and merchandise, including counseling referrals, video tributes, flowers, burial garments and memorial items such as urns, keepsake jewelry and other items that hold a portion of the cremated remains.
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
Preneed Cemetery Sales Program. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and internment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Approximately 40% of our cemetery operating revenue is derived from preneed property sales. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income have a significant impact on our preneed sales success rate.
OUR STRENGTHS
Market Leader. We compete with other public funeral and cemetery companies and smaller, independent operators and believe we are a market leader in most of our markets. We focus on markets that perform better than the industry average and are generally insulated from material economic and demographic changes.
High Performance, Decentralized, Partnership Culture. Our funeral homes and cemeteries are managed by Managing Partners with extensive funeral and cemetery industry experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards based on our Standards Operating Model that are custom designed for distinct business groupings which is based on the size (number of funerals) and average revenue per funeral. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while our senior leadership provides support services from our corporate headquarters in Houston, Texas. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
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
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Cash flow from operations for 2018 totaled $49.0 million, which was used primarily for the acquisition of four funeral home businesses, capital expenditures and our working capital needs, including payment of dividends and our debt obligations. We intend to use our cash flow to acquire funeral home and cemetery businesses and to fund internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends and our debt obligations. Our growth strategy is the primary way we expect to increase stockholder value. We may also use available cash flow to repurchase shares of our common stock and remaining convertible notes from time to time. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
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
Proven Leadership Team. Our leadership team, headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne, is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture of emphasizing the 4Es (Energy, Energize Others, Edge and Execution) leadership characteristics is critical and will provide an important advantage as the funeral and cemetery industry evolves. We are committed to continue operating an efficient organization and strengthening our corporate and local business leadership. Our businesses are supported by a broader team of High Performance leaders across multiple disciplines located in our Houston home office. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.
OUR OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral home operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2018, we operated 182 funeral homes in 29 states. Funeral home revenue currently accounts for approximately 80% of our total revenue. The funeral home operations are managed by a team of experienced industry professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 22 for segment data related to our funeral home operations.
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
Given the high fixed-cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•	our ability to establish and maintain market share positions supported by strong local heritage and relationships;

•	our ability to effectively respond to the increasing trends towards cremation packaging complimentary services and merchandise;

•	our ability to control salary, merchandise and other controllable costs;

•	our ability to exercise pricing leverage related to our atneed business to increase average revenue per contract;

•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths; and

•
our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds and our securities portfolio within the trust funds, which would offset lower pricing power as preneed contracts mature.

Cemetery Operations
At December 31, 2018, we operated 29 cemeteries in 11 states. Cemetery revenue currently accounts for approximately 20% of our total revenue. The cemetery operations are managed by a team of experienced industry and sales professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 22 for segment data related to our cemetery operations.
Our cemetery products and services include interment services, the rights to interment in cemetery sites (primarily grave sites, mausoleum crypts and niches) and related cemetery merchandise, such as memorials and vaults. Cemetery operations generate revenue through sales of interment rights and memorials, installation fees, fees for interment and cremation memorialization products, finance charges from installment sales contracts and investment income from preneed cemetery merchandise trusts and perpetual care trusts. Cemetery revenue generated from atneed services and merchandise sales generally is subject to many of the same key profitability factors as our funeral home business. Our cemetery operating results are affected by the following key factors:

•	size and success of our sales organization;

•	local perceptions and heritage of our cemeteries;

•	our ability to adapt to changes in the economy and consumer confidence; and

•
our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.

Preneed Programs
Funeral and cemetery arrangements sold prior to death occurring are referred to as preneed contracts.We market funeral and cemetery services and products on a preneed basis at the local level. Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services. Preneed contracts permit families to eliminate issues of making deathcare plans at the time of need and allow input from other family members before the death occurs. We guarantee the price and performance of the preneed contracts to the customer.
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
We sold 7,444 and 8,303 preneed funeral contracts, net of cancellations, during the years ended December 31, 2017 and 2018, respectively. At December 31, 2018, we had a backlog of 96,310 preneed funeral contracts and 58,320 preneed cemetery contracts to be delivered in the future. Approximately 20% of our funeral contract volumes during the years ended December 31, 2017 and 2018 originated through preneed contracts. Cemetery revenue that originated from preneed contracts represented approximately 65% of our total cemetery revenue for 2017 and 2018.
At December 31, 2018, we employed a staff of 173 advance-planning and family service representatives for the sale of preneed products and services. Our advance-planning and family service representatives primarily assist families in making atneed and preneed funeral, memorialization and cemetery arrangements through the selection and purchase of cemetery property, merchandise and services and ensuring that the expectations of our client families and their guests are exceeded.

Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm, CSV RIA, or by independent financial advisors. As of December 31, 2018, CSV RIA provided these services to one institution, which has custody of approximately 75% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned, along with the receipt and recognition of any insurance benefits, are deferred until the service is performed or the merchandise is delivered. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheet, while the insurance contracts are not on our Consolidated Balance Sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was $487.3 million as of December 31, 2018.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We did not withdraw any trust income in 2017 and 2018. Cemetery merchandise and service trust fund balances totaled $62.4 million as of December 31, 2018.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned and is reflected in our Consolidated Financial Statements as Other revenue. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled $44.1 million at December 31, 2018.
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 9 and 11.
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
Our funeral home and cemetery operations face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. We have observed new start-up competition in certain areas of the country, which may impact our profitability in certain markets. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service and attractive, well-maintained and conveniently located facilities are also important. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share.
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
REGULATION
General. Our operations are subject to regulations, supervision and licensing under numerous federal, state and local laws, ordinances and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services and various other aspects of our business. We believe that we comply in all material respects with the provisions of these laws, ordinances and regulations. Legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which could have a material impact on our business. We cannot predict the impact of any future laws and regulations or changes to existing laws and regulations.
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

EMPLOYEES
As of December 31, 2018, we and our subsidiaries employed 2,617 employees, of whom 1,069 were full-time and 1,548 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.
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
Also posted on our website, and available in print upon request, are charters for our Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on our website under “Investors – Corporate Governance.” Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002. Information contained on our website is not part of this Form 10-K.
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

Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenue and margins.
We face competition in all of our markets. Most of our competitors are independently owned, and some are relatively recent market entrants. Some of the recent entrants are individuals who were formerly employed by us or by our competitors and have relationships and name recognition within our markets. As a group, independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through television, radio and print advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenue. In addition, competitors may change the types or mix of products or services offered. These changes may attract customers, causing us to lose market share and revenue as well as to incur costs in response to competition to vary the types or mix of products or services offered by us. Also, increased use of the internet by customers to research and/or purchase products and services could cause us to lose potential revenue.
Our “Good to Great” incentive program could result in significant future payments to our Managing Partners.
In January, 2012, in order to continue to align our Managing Partners’ incentives with the long-term interests of our stockholders, we implemented our “Good to Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 2% (the “Minimum Growth Rate”) over a five year performance period (the “Performance Period”) with respect to our funeral homes that they operate. To date, we have had three Performance Periods ended December 31, 2016, December 31, 2017 and December 31, 2018. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares of our common stock, determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance.
Price competition could also reduce our market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenue and margins.
We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost funeral providers and other non-traditional providers of services or products. New market entrants tend to attempt to build market share by offering lower cost alternatives. In the past, this price competition has resulted in our losing market share in some markets. In other markets, we have had to reduce prices or offer discounts thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenue, profits and our preneed backlog.
Our ability to generate preneed sales depends on a number of factors, including sales incentives and local and general economic conditions.
Significant declines in preneed sales would reduce our backlog and revenue and could reduce our future market share. On the other hand, a significant increase in preneed sales can have a negative impact on cash flow as a result of commissions and other costs incurred initially without corresponding revenue.
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

The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Preneed funeral trust funds	17.0%	11.5%	(6.5)%
Preneed cemetery trust funds	19.6%	13.1%	(8.4)%
Perpetual care trust funds	19.2%	12.8%	(8.0)%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant, recurring and sustained declines in subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations or other sources of cash, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 9 and 11.
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
Earnings and investment gains and losses on trust funds are affected by financial market conditions and the specific fixed-income and equity securities that we choose to maintain in the funds. We may not choose the optimal mix for any particular market condition. Declines in earnings from perpetual care trust funds would cause a decline in current revenue, while declines in earnings from other trust funds could cause a decline in future cash flows and revenue.
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
We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance contracts, we receive in cash a general agency commission from the third-party insurance company. Additionally, there is an increasing death benefit associated with the contract that may vary over the contract life. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenue, and operating margins.
The financial condition of third-party insurance companies that fund our preneed funeral contracts may impact our future revenue.
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
The tax environment in which we operate is evolving rapidly with the recent enactment of sweeping corporate tax changes. On December 22, 2017, the U.S. enacted comprehensive tax legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, contains significant changes to corporate taxation, including: (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) limitations of certain executive compensation deductions; and (5) limitations or repeals of many business deductions and credits.The effect of the Tax Act on us may also be affected by future regulations and interpretations of the IRS regarding the Tax Act. Additionally, we operate in many states and are subject to the tax laws of those states. We are unable to predict how we may be affected by future changes, or lack of changes, to state tax laws that may be made in response to the Tax Act by the states in which we operate. Although the Tax Act had an overall positive impact on our earnings and cash flow for 2018 and, we believe it will have an overall beneficial impact on us for 2019, the longer term effect of the Tax Act on our business, cash flow, results of operations and financial condition is difficult to predict. Accordingly, the risk exists that the Tax Act, future IRS regulations and interpretations of the Tax Act and future changes in, or lack of changes in, state tax laws could materially and adversely affect our business cash flows, results of operations and financial condition.
Covenant restrictions under our debt instruments may limit our flexibility in operating and growing our business.
The terms of our New Credit Facility and the indenture governing our Senior Notes limit our ability and the ability of our subsidiaries to, among other things: incur additional debt; pay dividends or make distributions or redeem or repurchase stock; make investments; grant liens; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell assets; and acquire the assets of, or merge or consolidate with, other companies.
Our New Credit Facility also requires us to maintain certain financial ratios. Complying with these restrictive covenants and financial ratios, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or capital needs or to take advantage of other favorable business opportunities. Our ability to comply with these restrictive covenants and financial ratios will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions when they apply could result in a default under any future debt instrument, which could result in acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our New Credit Facility, the lenders thereunder may be entitled to sell certain of our funeral assets to satisfy our obligations under the agreement.
Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
Our indebtedness requires significant interest and principal payments. As of December 31, 2018, we had $367.4 million of total debt (excluding debt issuance costs, debt discounts and capital lease obligations), consisting of $8.9 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses we purchased), $6.3 million of carrying value of the liability of our Convertible Notes, $325.0 million of our Senior Notes, and $27.1 million of outstanding borrowings under our New Credit Facility, with $120.9 million of availability under the New Credit Facility after giving effect to $2.0 million of outstanding letters of credit.
Our and our subsidiaries’ level of indebtedness could have important consequences to us, including:

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
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2018 and our annual review of long-lived assets as of December 31, 2018, we concluded that there was no impairment of our goodwill, intangible assets or other long-lived assets. However, during 2018, we recorded an impairment of $0.8 million related to a funeral home business that we intend to cease operating in 2019, as the carrying value exceeded fair value. Additionally, if current economic conditions weaken causing deterioration in our operating revenue, operating margins and cash flows, we may have a triggering event that could result in a material impairment of our goodwill, intangible assets and/or long-lived assets.
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our employees, and our vendors. We maintain substantial security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through cyberattacks, which are rapidly evolving and becoming increasingly sophisticated, or by other means) might defeat our security measures in the future and obtain the personal information of customers, their loved ones, our employees, and our vendors that we hold. If we fail to protect our own information, we could experience significant costs and expenses as well as damage to our reputation. Additionally, legislation relating to cyber security threats could impose additional requirements on our operations.
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

RISKS RELATED TO THE FUNERAL AND CEMETERY INDUSTRY
Declines in the number of deaths in our markets can cause a decrease in revenue. Changes in the number of deaths are not predictable from market to market or over the short term.
Declines in the number of deaths could cause atneed sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenue. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. These variations may cause our revenue to fluctuate and our results of operations to lack predictability.
The increasing number of cremations in the United States could cause revenue to decline because we could lose market share to firms specializing in cremations.
Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased every year and this trend is expected to continue into the future. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenue to firms specializing in cremations.
If we are not able to respond effectively to changing consumer preferences, our market share, revenue and profitability could decrease.
Future market share, revenue and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. In past years, we have implemented new product and service strategies based on results of customer surveys that we conduct on a continuous basis. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors do. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
Because the funeral and cemetery businesses are high fixed-cost businesses, changes in revenue can have a disproportionately large effect on cash flow and profits.
Companies in the funeral home and cemetery business must incur many of the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or interments performed. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenue.
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
At December 31, 2018, we operated 182 funeral homes in 29 states and 29 cemeteries in 11 states. We own the real estate and buildings for 159 of our funeral homes and lease 23 facilities. We own 28 cemeteries and operate one cemetery under a long-term contract with a municipality, which we refer to as a managed property. We operate 16 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 29 cemeteries operated by us have an inventory of unsold developed lots totaling approximately 146,000 and 129,000 at December 31, 2017 and 2018, respectively. In addition, we own approximately 450 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.
The following table sets forth certain information as of December 31, 2018, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	23	5	4	—
Colorado	2	—	—	—
Connecticut	8	2	—	—
Florida	11	5	5	—
Georgia	4	—	—	—
Idaho	5	1	3	—
Illinois	2	1	1	—
Kansas	2	—	—	—
Kentucky	8	1	1	—
Louisiana	3	1	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	6	1	—	—
North Carolina	7	1	1	—
Ohio	5	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	5	—	—	—
Texas	21	1	7	—
Virginia	7	1	—	—
Washington	2	—	—	—
West Virginia	1	1	—	—
Wisconsin	1	—	—	—
Total	159	23	28	1

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from one to fifteen years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our Houston support home office occupies approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2018, we owned and operated 743 vehicles.

The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year Ended December 31,
	2016	2017	2018
Funeral homes at beginning of period	167	170	178
Acquisitions	6	7	4
Constructed funeral homes	—	2	—
Divestitures	(1)	(1)	—
Mergers and relocation of funeral homes	(2)	—	—
Funeral homes at end of period	170	178	182

Cemeteries at beginning of period	32	32	32
Acquisitions	—	—	—
Divestitures	—	—	(3)
Cemeteries at end of period	32	32	29

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 17.
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees. Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq. On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act. On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement. In February 2019, a Class Action Settlement Agreement was fully executed, which will be submitted to the Court for preliminary approval. We anticipate that the Court will preliminarily approve the Class Action Settlement Agreement in 2019. If the Class Action Settlement Agreement is preliminarily approved by the Court, the class claims process will then proceed. At December 31, 2018, we have accrued $650,000 for the estimated settlement amount related to this case.
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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” As of February 22, 2019, there were 18,183,198 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 400 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 6,000 beneficial owners of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2018, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.
DIVIDENDS
While we intend to pay regular quarterly cash dividends for the foreseeable future, covenant restrictions under our New Credit Facility and the indenture governing our Senior Notes may limit our ability to pay dividends in the future.
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
During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of $17.7 million at an average cost of $16.03 per share pursuant to this share repurchase program. Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2018, we had approximately $8.3 million available for repurchase under this share repurchase program.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2018 - October 31, 2018	—	$—	—	$26,019,052
November 1, 2018 - November 30, 2018	411,227	$16.65	411,227	$19,170,594
December 1, 2018 - December 31, 2018	690,742	$15.65	690,742	$8,357,192
Total for quarter ended December 31, 2018	1,101,969		1,101,969

(1)	See the first paragraph under the caption “– Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of two companies that includes SCI and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2013, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Carriage Services, Inc., the Russell 3000 Index and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Carriage Services, Inc
Russell 3000
Peer Group

	12/13	12/14	12/15	12/16	12/17	12/18
Carriage Services, Inc.	$100.00	$107.86	$124.61	$149.04	$134.97	$82.47
Russell 3000	100.00	112.55	113.09	127.47	154.40	146.29
Peer Group	100.00	125.26	145.13	148.16	210.39	234.10

(1)
Fiscal year ending December 31. $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends. Peer Group includes SCI and StoneMor. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table below sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2014, 2015, 2016, 2017 and 2018. These historical results are not indicative of our future performance.
You should read this historical financial data together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2014	2015	2016	2017	2018
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenue	$226,124	$242,502	$248,200	$258,139	$267,992
Gross profit	70,008	77,508	79,650	76,799	75,947
Operating income	39,715	48,648	50,204	48,941	43,307
Income before income taxes	22,701	34,590	32,241	32,782	18,266
Net income attributable to common shareholders	15,838	20,853	19,581	37,193	11,645

Basic earnings per share	$0.86	$1.16	$1.18	$2.25	$0.64
Diluted earnings per share	$0.85	$1.12	$1.12	$2.09	$0.63
Dividends declared per share	$0.100	$0.100	$0.150	$0.225	$0.300

Weighted average number of common and common equivalent shares outstanding:
Basic	18,108	17,791	16,515	16,438	17,971
Diluted	18,257	18,317	17,460	17,715	18,374
BALANCE SHEET DATA:
Total assets	$827,528	$833,139	$885,069	$921,533	$917,502
Long-term debt and credit facility, net of current maturities	152,387	195,009	204,404	212,154	33,070
Convertible subordinated notes	114,542	115,227	119,596	124,441	5,732
Stockholders’ equity	179,875	157,594	175,734	197,656	221,492

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: funeral home operations, which accounts for approximately 80% of our revenue, and cemetery operations, which accounts for approximately 20% of our revenue. Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
At December 31, 2018, we operated 182 funeral homes in 29 states and 29 cemeteries in 11 states within the United States. For additional discussion about our overall business strategy, see Part I, Item 1, Business – Business Strategy.
Funeral Home Operations
Factors affecting our funeral operating results include: demographic trends relating to population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage related to our atneed business to increase average revenue per contract. In simple terms, volume and price are the two variables that affect funeral revenue. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure.
Cemetery Operations
Factors affecting our cemetery operating results include: the size and success of our sales organization; local perceptions and heritage of our cemeteries; our ability to adapt to changes in the economy and consumer confidence; and our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our New Credit Facility.
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.
We intend to use cash on hand and borrowings under our New Credit Facility primarily to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends and our debt obligations. From time to time we may also use available cash resources (including borrowings under our New Credit Facility) to repurchase shares of our common stock and our remaining Convertible Notes in open market or privately-negotiated transactions. We have the ability to draw on our New Credit Facility, subject to its customary terms and conditions. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.
Balance Sheet Recapitalization
On April 25, 2018, we entered into an eighth amendment and commitment increase (the “Eighth Amendment”) to our former secured credit facility, dated as of August 30, 2012 (as amended, the “Former Credit Agreement”), which amended the Former Credit Agreement to, among other things, increase the aggregate revolving credit commitment available thereunder to $200 million.
On May 7, 2018, we completed privately-negotiated exchanges (the “Exchange”) of approximately $115 million in aggregate principal amount of our 2.75% Convertible Notes, which represented approximately 80% of the aggregate principal amount of our Convertible Notes then outstanding, for an aggregate of $75.2 million in cash and 2,822,859 newly issued shares of our common stock.
On May 31, 2018, we completed the issuance of $325 million in aggregate principal amount of Senior Notes in a private offering. We used $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our Former Credit Agreement and all commitments thereunder were terminated.
On May 31, 2018, in connection with the issuance of the Senior Notes, we entered into a $150 million New Credit Facility with certain of our subsidiaries, as guarantors, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent.
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes, which represented 78% of the aggregate principal amount of our Convertible Notes then outstanding, for $23.0 million in cash, leaving a principal balance of $6.3 million outstanding as of December 31, 2018. We increased our borrowings under the New Credit Facility to fund the purchase price for the repurchases.

Cash Flows
We began 2018 with $1.0 million in cash and other liquid investments and ended the year with $0.6 million in cash. At December 31, 2018, we had borrowings of $27.1 million outstanding on our New Credit Facility compared to $92.0 million outstanding under our Former Credit Agreement as of December 31, 2017 and $67.7 million outstanding as of December 31, 2016.
The following table sets forth the elements of cash flow for the years ended December 31, 2016, 2017 and 2018 (in thousands):

	2016	2017	2018
Cash at beginning of year	$535	$3,286	$952

Cash flow from operating activities	50,035	45,230	48,994

Acquisitions and land for new construction	(26,556)	(28,799)	(37,970)
Purchase of land and buildings previously leased	(6,258)	—	—
Net proceeds from the sale of businesses and other assets	4,385	5,731	—
Growth capital expenditures	(9,444)	(7,973)	(4,260)
Maintenance capital expenditures	(7,402)	(8,422)	(9,266)
Cash flow from investing activities	(45,275)	(39,463)	(51,496)

Net borrowings (payments) on long-term debt obligations	1,124	11,088	(194,340)
Payment of debt issuance costs related to long-term debt	—	—	(1,751)
Acquisition of Convertible Notes	—	—	(98,266)
Transaction costs related to the acquisition of Convertible Notes	—	—	(885)
Proceeds from the issuance of the Senior Notes	—	—	320,125
Payment of debt issuance costs related to the Senior Notes	—	—	(1,367)
Dividends paid on common stock	(2,492)	(3,709)	(5,513)
Net proceeds from employee equity plans	—	886	457
Purchase of treasury stock	—	(16,366)	(16,266)
Payment of loan origination costs related to the Former Credit Agreement	(717)	—	—
Other financing costs	76	—	—
Cash flow from financing activities	(2,009)	(8,101)	2,194

Cash at end of year	$3,286	$952	$644
Operating Activities
For the year ended December 31, 2018, cash provided by operating activities was $49.0 million compared to $45.2 million for the year ended December 31, 2017 and $50.0 million for the year ended December 31, 2016. The increase of $3.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was due primarily to the favorable impact of working capital changes.
The decrease of $4.8 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily due to a decline in preneed cemetery revenue and acquired funeral home operating profit in 2017 and working capital changes, which include the timing of payments for income taxes, payments for accrued severance for the retirement of a former executive and our Good To Great incentive compensation plan during the first quarter of 2017.
Investing Activities
Our investing activities resulted in a net cash outflow of $51.5 million for the year ended December 31, 2018 compared to $39.5 million for the year ended December 31, 2017 and $45.3 million for the year ended December 31, 2016, an increase of $12.0 million and a decrease of $5.8 million, respectively.
During the year ended December 31, 2018, we acquired four funeral home businesses, two in Virginia, one in Tennessee, and one in North Carolina for an aggregate purchase price of $38.0 million.
During the year ended December 31, 2017, we acquired seven funeral home businesses, two in Colorado and five in New York for an aggregate purchase price of $27.5 million. We also purchased real estate for funeral home parking lot expansion projects for $1.3 million.

During the year ended December 31, 2016, we acquired six funeral home businesses, two in Houston, Texas, one in Madera, California, one in Brookfield, Wisconsin, one in Burlington, North Carolina and one in Graham, North Carolina for the aggregate purchase price of $32.8 million.
For the year ended December 31, 2018, capital expenditures totaled $13.5 million compared to $16.4 million for the year ended December 31, 2017, and $16.8 million for the year ended December 31, 2016, a decrease of $2.9 million and a decrease of $0.4 million, respectively.
The following tables present our growth and maintenance capital expenditures (in millions):

	2016	2017	2018
Growth
Cemetery development	$4.0	$3.7	$3.1
Construction for new funeral facilities	3.1	3.1	—
Renovations at certain businesses	2.3	1.2	1.1
Total Growth	$9.4	$8.0	$4.2

	2016	2017	2018
Maintenance
Facility repairs and improvements	$2.4	$2.2	$2.6
General equipment and furniture	2.1	2.0	2.2
Vehicles	1.5	1.9	2.6
Paving roads and parking lots	0.7	1.3	0.7
Information technology infrastructure improvements	0.7	1.0	1.2
Total Maintenance	$7.4	$8.4	$9.3
Financing Activities
Our financing activities resulted in a net cash inflow of $2.2 million for the year ended December 31, 2018 compared to a net cash outflow of $8.1 million for the year ended December 31, 2017 and net cash outflow of $2.0 million for the year ended December 31, 2016. For the year ended December 31, 2018, we had net proceeds related to the issuance of our Senior Notes of $318.8 million, offset by net payments on our long-term debt obligations of $196.1 million and payments of $99.2 million to acquire our Convertible Notes. We purchased treasury stock for $16.3 million and paid $5.5 million in dividends on our common stock.
For the year ended December 31, 2017, we had net borrowings on our long-term debt obligations of $11.1 million. We purchased treasury stock for $16.4 million and paid $3.7 million in dividends on our common stock.
For the year ended December 31, 2016, we had net borrowings on our long-term debt obligations of $1.1 million. We paid $2.5 million in dividends on our common stock and paid transactions costs of $0.7 million related to the Seventh Amendment to our Former Credit Agreement.

Dividends
On October 25, 2017, our Board approved an increase in our quarterly dividend on our common stock from $0.050 to $0.075 per share, effective with respect to dividends payable on December 1, 2017 and later.
For the years ended December 31, 2018, 2017 and 2016, our Board declared the following dividends payable on the dates below (in millions, except per share amounts):

2018	Per Share	Dollar Value
March 1st	$0.075	$1.2
June 1st	$0.075	$1.4
September 1st	$0.075	$1.4
December 1st	$0.075	$1.4

2017	Per Share	Dollar Value
March 1st	$0.050	$0.8
June 1st	$0.050	$0.8
September 1st	$0.050	$0.8
December 1st	$0.075	$1.2

2016	Per Share	Dollar Value
March 1st	$0.025	$0.4
June 1st	$0.025	$0.4
September 1st	$0.050	$0.8
December 1st	$0.050	$0.8
Share Repurchases
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
During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of approximately $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2018, we had approximately $8.3 million available for repurchase under our share repurchase program.
During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of approximately $14.0 million at an average cost of $24.35 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2017, we had approximately $26.0 million available for repurchase under our share repurchase program.
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately-negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price we paid for these shares was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining. See Note 26 to our Consolidated Financial Statements included herein for additional information on our related party transactions.
We did not purchase any shares of our common stock during 2016.

Long-term Debt
On April 25, 2018, we entered into an eighth amendment, which amended the Former Credit Agreement as follows:
(i) increase the aggregate revolving credit commitment to $200.0 million;
(ii) permit the Company to use the proceeds of revolving loans (a) to repay certain indebtedness; (b) for working capital and acquisitions; (c) to make certain capital expenditures; (d) to pay interest on certain subordinated indebtedness and refinancing indebtedness (subject to the satisfaction of certain terms and conditions); (e) to prepay, repay, purchase or redeem certain subordinated indebtedness; and (f) for general corporate purposes;
(iii) modify the maximum senior secured leverage ratio covenant; and
(iv) release the mortgage liens of the Administrative Agent on certain real property collateral located in a flood plain, among other things.
Following the effectiveness of the Eighth Amendment, the Former Credit Agreement was comprised of a $200.0 million revolving credit facility and a $150.0 million term loan. Under the Former Credit Agreement, as amended by the Eighth Amendment, we were required to comply with a covenant to maintain a maximum senior secured leverage ratio. We incurred $0.7 million in transaction costs related to the Eighth Amendment of our Former Credit Agreement, which were recorded in Net loss on early extinguishment of debt.
On May 7, 2018, we used the remaining capacity under the Former Credit Agreement from the Eighth Amendment to fund the cash consideration used in our privately-negotiated exchanges of approximately 80% of the then outstanding aggregate principal amount of our Convertible Notes. We recognized (i) a net gain of $1.2 million related to the acquisition of our Convertible Notes; and (ii) a loss of $0.5 million related to transaction costs incurred for the acquisition of our Convertible Notes, all of which were recorded in Net loss on early extinguishment of debt.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes.
On May 31, 2018, we used $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our Former Credit Agreement and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Agreement was retired and $2.0 million of letters of credit previously issued under the Former Credit Agreement were deemed issued under (and remain outstanding under) the New Credit Facility. We did not incur any material early termination penalties in connection with the repayment of the Former Credit Agreement. In connection with the termination of the Former Credit Agreement, we recognized (i) a loss of $0.7 million related to the Eighth Amendment transaction costs; and (ii) a loss of $0.9 million of unamortized debt issuance costs related to the Former Credit Agreement, all of which were recorded in Net loss on early extinguishment of debt.
On May 31, 2018, in connection with the issuance of the Senior Notes, we entered into a $150.0 million New Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Our obligations under the New Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Credit Facility Guarantors”).
At closing of the New Credit Facility, we had no outstanding borrowings under the New Credit Facility and $148.0 million of availability after giving effect to the $2.0 million of letters of credit previously issued under the Former Credit Agreement that were deemed issued under (and remain outstanding under) the New Credit Facility. The New Credit Facility includes an accordion feature allowing for future increases in the facility size by an additional amount of up to $75.0 million. The New Credit Facility matures on May 31, 2023.
On November 8, 2018, we entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment (i) modified the definition of “EBITDA” in the New Credit Facility to increase from $1,000,000 to $2,000,000 the aggregate amount of severance costs that may be added back to Net Income (as defined in the New Credit Facility) when calculating EBITDA for any period, and (ii) modified the negative covenant restriction on Restricted Payments (as defined in the New Credit Facility) to permit us to acquire or purchase Equity Interests (as defined in the New Credit Facility) subject to the satisfaction of certain conditions and provided that, if before and after giving pro-forma effect to such acquisition or purchase the Total Leverage Ratio (as defined in the New Credit Facility) is (x) equal to or greater than 4.50 to 1.00 but less than or equal to 5.25 to 1.00, then the aggregate amount may not exceed $30,000,000 during the term of the New Credit Facility, and (y) less than 4.50 to 1.00, then the aggregate amount is unlimited.
We incurred $1.1 million in transactions costs related to our New Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
The New Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of our personal property assets and those of the Credit Facility Guarantors, and includes provisions which require us and such subsidiaries, upon the occurrence of an event of default under the New Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of our and the Credit Facility Guarantors' funeral operations.
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
As of December 31, 2018, we had outstanding borrowings under the New Credit Facility of $27.1 million and acquisition indebtedness and capital lease obligations of $15.4 million. We had one letter of credit issued on November 30, 2018 and outstanding under the New Credit Facility for $2.0 million, which bears interest at 2.0% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of December 31, 2018, the prime rate margin was equivalent to 0.875% and the LIBOR margin was 1.875%. The weighted average interest rate on our New Credit Facility for the six months ended December 31, 2018 was 0.4%. For the six months ended June 30, 2018, the weighted average interest rate on our Former Credit Agreement was 4.0%.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the New Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any New Credit Facility Guarantors.
We were in compliance with the covenants contained in our New Credit Facility as of December 31, 2018, with a leverage ratio of 5.10 to 1.00 and a fixed charge coverage ratio of 1.84 to 1.00.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear interest at 0% and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years. Imputed interest expense related to our acquisition debt was $0.5 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Amortization of debt issuance costs related to our New Credit Facility was $0.1 million for the year ended December 31, 2018. Amortization of debt issuance costs related to our Former Credit Agreement was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Convertible Notes
On March 19, 2014, we issued $143.75 million aggregate principal amount of our Convertible Notes. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our Exchange of approximately $115.0 million in aggregate principal amount of Convertible Notes in privately-negotiated exchange agreements with a limited number of convertible noteholders for $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The cash portion of the exchange consideration was funded from our Former Credit Agreement as amended by the Eighth Amendment. Following the settlement of the Convertible Note exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to $28.8 million.
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes, which represented 78% of the aggregate principal amount of our Convertible Notes then outstanding for $22.9 million in cash (plus accrued interest of approximately $0.2 million totaling $23.0 million). The consideration for the repurchases was funded from our New Credit Facility. Following these repurchases, the aggregate principal amount of our Convertible Notes outstanding was reduced to $6.3 million.
We recognized a net gain of $1.7 million, which was recorded in Net loss on early extinguishment of debt, related to the May exchanges and the December repurchases of our Convertible Notes. The gain is composed of a difference of $3.1 million between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding each exchange and repurchase, as applicable, partially offset by a write-off of $1.4 million in unamortized debt issuance costs related to the exchange and repurchase of our Convertible Notes. The gain does not include the impact of any transaction costs we incurred to exchange or the repurchase the Convertible Notes.
We incurred $0.9 million in transactions costs related to the exchange and repurchase of our Convertible Notes, of which $0.6 million was expensed and recorded in Net loss on early extinguishment of debt and $0.3 million was allocated to the equity component and recorded in Additional paid-in capital.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Convertible Notes as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the indenture governing the Convertible Notes. During 2017, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.05 per share to $0.075 per share. At December 31, 2018, the adjusted conversion rate of the Convertible Notes was 45.0228 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $22.21 per share of common stock.
At December 31, 2018, the carrying amount of the equity component was $0.8 million, the principal amount of the liability component was $6.3 million and the net carrying amount was $5.7 million. The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 26 months of the Convertible Notes. The effective interest rate on the unamortized debt discount for the years ended December 31, 2017 and 2018 was 11.3% and 11.4%, respectively. The effective interest rate on the unamortized discount and the debt issuance costs for both years ended December 31, 2017 and 2018 was 3.2%.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million, $4.0 million and $1.9 million for the years ended December 31, 2016, 2017 and 2018, respectively. Accretion of the discount on the Convertible Notes was $3.9 million, $4.3 million and $2.2 million for the years ended December 31, 2016, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Senior Notes
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S under the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our Former Credit Agreement and intend to use the remaining net proceeds for general corporate purposes, including acquisitions. We incurred $1.4 million in transaction costs related to the Senior Notes.
The Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on September 1 and December 1 of each year, beginning on December 1, 2018 to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Subsidiary Guarantors.
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
If a “change of control” occurs, holders of the Senior Notes will have the option to require us to purchase for cash all or a portion of their Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest.
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 89 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for year ended December 31, 2018 was 6.87% and 6.69%, respectively.
Interest expense on the Senior Notes included contractual coupon interest expense of $12.6 million for the year ended December 31, 2018. Amortization of the debt discount on the Senior Notes was $0.3 million for the year ended December 31, 2018 and amortization of debt issuance costs on the Senior Notes was $0.1 million for the year ended December 31, 2018.
CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2018. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2019	2020	2021	2022	2023	After 5 Years
Long-term debt obligations	14	$36.0	$2.0	$1.3	$1.0	$0.6	$27.7	$3.4
Interest obligation on long-term debt (a)	14	5.9	1.2	1.0	0.9	0.8	0.4	1.6
Capital lease obligations, including interest	17	11.3	0.9	0.8	0.8	0.8	0.9	7.1
Senior Notes (b)	16	325.0	—	—	—	—	—	325.0
Convertible Notes (c)	15	6.3	—	—	6.3	—	—	—
Interest on Senior Notes	16	159.7	21.5	21.5	21.6	21.6	21.5	52.0
Interest on Convertible Notes	15	0.4	0.2	0.2	—	—	—	—
Operating lease obligations	17	11.5	3.7	3.2	2.7	0.5	0.3	1.1
Total contractual obligations		$556.1	$29.5	$28.0	$33.3	$24.3	$50.8	$390.2

(a)	Based on interest rates in effect at December 31, 2018.
(b)	Matures in 2026.
(c)	Matures in 2021.

OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2018. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to five years and provide for bi-weekly or monthly payments. We have employment agreements with certain of our executive officers and senior leadership. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired.

		Payments Due By Period (in millions)
	Financial Note Reference	Total	2019	2020	2021	2022	2023	After 5 Years
Non-compete agreements	17	$8.1	$1.9	$1.6	$1.5	$1.1	$0.7	$1.3
Consulting agreements	17	2.8	0.9	0.7	0.6	0.4	0.2	—
Employment agreements (a)	17	5.7	1.9	1.2	0.9	0.8	0.7	0.2
Total contractual cash obligations		$16.6	$4.7	$3.5	$3.0	$2.3	$1.6	$1.5

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term of five years.
The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided by our operating activities, we may be required to access the capital markets or draw down on our New Credit Facility, both of which may be more difficult to access.
FINANCIAL HIGHLIGHTS

	Year Ended December 31,
	2016	2017	2018
Revenue	$248,200	$258,139	$267,992
Funeral contracts	33,160	34,894	36,816
Average revenue per contract	$5,642	$5,705	$5,674
Preneed interment rights (property) sold	7,606	6,959	7,063
Average price per interment right sold	$3,172	$3,294	$3,472
Gross profit	$79,650	$76,799	$75,947
Net income	$19,581	$37,193	$11,645
Revenue for the year increased $9.9 million in 2018 compared to 2017, as we experienced a 5.5% increase in total funeral contracts, offset by a slight decrease in the average revenue per funeral contract of 0.5%. In addition, the average price per interment right (property) sold increased 5.4% and we experienced an increase of 1.5% in the number of preneed interment rights sold.
Revenue for the year increased $9.9 million in 2017 compared to 2016, as we experienced a 5.2% increase in total funeral contracts and an increase in the average revenue per funeral contract of 1.1%. In addition, while we experienced a decrease of 8.5% in the number of preneed interment rights sold, the average price per interment right sold increased 3.8%. Further discussion of Revenue for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
Gross profit decreased $0.9 million in 2018 compared to 2017, primarily due to a decline in revenue from our funeral home segment and higher salaries and benefits costs (including higher health care costs) across all businesses.
Gross profit decreased $2.9 million in 2017 compared to 2016 primarily due to a decline in preneed cemetery revenue, higher insurance costs and higher costs as a percentage of revenue in the six businesses we acquired in 2016. Further discussion of the components of Gross profit for our funeral home and cemetery segments, is presented herein under “– Results of Operations.”
Net income in 2018 decreased $25.5 million compared to 2017 primarily due to a $17.5 million discrete tax benefit recorded due to the re-measurement of our deferred tax assets and liabilities to reflect the impact of the recent tax law change. Additionally, we experienced an increase of $8.2 million in interest expense related to our Senior Notes.

Net income in 2017 increased $17.6 million compared to 2016 primarily due to the $17.5 million discrete tax benefit. Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Interest expense, Income taxes and other components of income and expenses are presented herein under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2018 dated February 20, 2019 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net Income (a GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the years ended December 31, 2016, 2017, and 2018 (in thousands):

	2016	2017	2018
Net income	$19,581	$37,193	$11,645
Special items, net of tax except for items noted by**(1)
Acquisition and divestiture expenses	456	—	—
Severance and retirement costs	2,587	—	1,134
Performance Awards cancellation write-off	—	—	2,594
Consulting fees	323	—	—
Accretion of discount on Convertible Notes**	3,870	4,329	2,192
Net Loss on early extinguishment of debt	369	—	397
Loss on sale of business and other costs	1,152	—	439
Goodwill and other impairments	—	—	805
Litigation reserve	—	—	790
Natural disaster costs	—	403	345
Tax adjustment related to certain discrete items**	—	(17,176)	1,225
Adjusted net income(2)	$28,338	$24,749	$21,566

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 35 percent for both years ended December 31, 2016 and 2017 and 21 percent for the year ended December 31, 2018 except for the Accretion of the discount on the Convertible Notes and the Tax adjustment related to certain discrete items, as these are non-tax deductible items.

(2)
Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the years ended December 31, 2016, 2017, and 2018 (in thousands):

	2016	2017	2018
Gross profit	$79,650	$76,799	$75,947

Cemetery property amortization	3,904	3,350	3,602
Field depreciation expense	10,015	11,024	12,015
Regional and unallocated funeral and cemetery costs	10,844	13,339	12,749
Operating profit(1)	$104,413	$104,512	$104,313

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment for the years ended December 31, 2016, 2017, and 2018 (in thousands):

	2016	2017	2018
Funeral Home	$79,183	$81,981	$82,154
Cemetery	25,230	22,531	22,159
Operating profit	$104,413	$104,512	$104,313

Operating profit margin(1)	42.1%	40.5%	38.9%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2018 and 2017. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2014 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2013 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. The term “divested” when discussed in the Funeral Home Segment, refers to one business sold during 2017. The term “divested” when discussed in the Cemetery Segment, refers to three cemetery businesses that we ceased to operate on September 30, 2018, as a result of an expired management agreement. Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.
Funeral Home Segment. The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the year ended December 31, 2018 compared to the years ended December 31, 2017 (in thousands):

	Year Ended December 31,
	2017	2018
Revenue:
Same store operating revenue	$161,690	$160,459
Acquired operating revenue	30,108	41,447
Divested revenue	606	—
Preneed funeral insurance commissions	1,254	1,294
Preneed funeral trust earnings	7,228	7,525
Total	$200,886	$210,725

Operating profit:
Same store operating profit	$62,361	$58,976
Acquired operating profit	11,770	15,397
Divested operating profit (loss)	302	(3)
Preneed funeral insurance commissions	436	415
Preneed funeral trust earnings	7,112	7,369
Total	$81,981	$82,154

The following measures reflect the significant metrics over this comparative period:

	Year Ended December 31,
	2017	2018
Same store:
Contract volume	30,162	30,088
Average revenue per contract, excluding preneed funeral trust earnings	$5,361	$5,333
Average revenue per contract, including preneed funeral trust earnings	$5,559	$5,542
Burial rate	40.6%	39.6%
Cremation rate	52.2%	52.9%

Acquired:
Contract volume	4,680	6,728
Average revenue per contract, excluding preneed funeral trust earnings	$6,433	$6,160
Average revenue per contract, including preneed funeral trust earnings	$6,581	$6,265
Burial rate	44.7%	42.5%
Cremation rate	46.5%	49.2%
Funeral home same store operating revenue for the year ended December 31, 2018 decreased $1.2 million, primarily due to the slight decrease in both the same store contract volumes and the average revenue per contract compared to year ended December 31, 2017.
Same store operating profit for the year ended December 31, 2018 decreased $3.4 million when compared to the year ended December 31, 2017 and the comparable operating profit margin decreased 180 basis points to 36.8%. The decrease is primarily due to the decrease in same store revenue, as well as an increase in operating expenses of $2.1 million, mostly related to salaries and benefits expenses.
Funeral home acquired operating revenue for the year ended December 31, 2018 increased $11.3 million, as our funeral home acquired portfolio for the year ended December 31, 2018 includes seven businesses acquired in the fourth quarter of 2017, and four businesses in the third quarter of 2018 not fully present in the year ended December 31, 2017. The decrease in acquired average revenue per contract is primarily due to an increase in the acquired cremation rate and a decrease in the acquired average revenue per cremation contract.
Acquired operating profit for the year ended December 31, 2018 increased $3.6 million when compared to the year ended December 31, 2017. Although operating profit increased, operating profit margin decreased by 200 basis points to 37.1% for the year ended December 31, 2018 compared to the same period in 2017. The decrease is primarily due to the seven businesses we acquired in the fourth quarter of 2017, as operating profit margins for these acquired businesses were lower compared to our other acquired businesses, particularly with regard to higher salaries and benefits expenses.
Preneed funeral insurance commissions and preneed funeral trust earnings, which are recorded in Other revenue, on a combined basis, increased $0.3 million for the year ended December 31, 2018 compared to the same period in 2017 due to an increase in earnings from the maturity of preneed contracts. Operating profit for preneed funeral insurance commissions and preneed funeral trust earning, on a combined basis, increased $0.2 million for the year ended December 31, 2018 compared to the same period in 2017 primarily due to the increase in revenue, offset by an increase in commission and preneed selling expenses.

Cemetery Segment. The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the year ended December 31, 2017 compared to the year ended December 31, 2018 (in thousands):

	Year Ended December 31,
	2017	2018
Revenue:
Same store operating revenue	$40,047	$41,740
Acquired operating revenue	3,195	3,395
Divested revenue	6,173	4,712
Preneed cemetery trust earnings	6,300	5,761
Preneed cemetery finance charges	1,538	1,659
Total	$57,253	$57,267

Operating profit:
Same store operating profit	$12,368	$12,733
Acquired operating profit	1,038	1,147
Divested operating profit	1,675	1,376
Preneed cemetery trust earnings	5,912	5,244
Preneed cemetery finance charges	1,538	1,659
Total	$22,531	$22,159
The following measures reflect the significant metrics over this comparative period:

	Year Ended December 31,
	2017	2018
Same store:
Preneed revenue as a percentage of operating revenue	57%	58%
Preneed revenue	$22,608	$24,374
Number of preneed internment rights sold	5,673	5,991
Atneed revenue	$17,439	$17,366

Acquired:
Preneed revenue as a percentage of operating revenue	65%	60%
Preneed revenue	$2,076	$2,034
Number of preneed internment rights sold	523	484
Atneed revenue	$1,119	$1,361
Cemetery same store operating revenue for the year ended December 31, 2018 increased $1.7 million, as we experienced a 5.6% increase in the number of preneed interment rights sold and a 4.4% increase in the average price of internments sold for the year ended December 31, 2018 compared to the same period in 2017. In early 2018, we invested in additional leadership at certain businesses which contributed to the increase in revenue. In addition, we recognized revenue from the completion of large gardens at two of our cemeteries. Same store atneed revenue, which represents approximately 42% of our same store operating revenue decreased $0.1 million, as we experienced a 4.2% decrease in the number of atneed contracts, offset by a 3.9% increase in the average sale per contract.
Cemetery same store operating profit for the year ended December 31, 2018 increased $0.4 million from the same period in 2017 primarily due to the $1.8 million increase in preneed revenue, offset by increases in certain expenses. The expense categories with the largest increases include $0.7 million of facilities and grounds expenses, $0.6 million of salaries and benefits and $0.2 million of property tax expense. The comparable operating profit margin decreased to 30.5% for the year ended December 31, 2018 from 30.9% in the same period in 2017.
Cemetery acquired operating profit margin increased to 33.8% for the year ended December 31, 2018 from 32.5% in the same period in 2017. The increase in operating margin is primarily due to the $0.2 million increase in cemetery acquired revenue coupled with effective cost management.

Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis, decreased $0.4 million for the year ended December 31, 2018 compared to the same period in 2017, primarily due to market fluctuations in the fourth quarter of 2018 which caused the revenue in our perpetual care trust to decline by $0.5 million.
Cemetery property amortization. Cemetery property amortization totaled $3.6 million for year the ended December 31, 2018, an increase of $0.3 million compared to the year ended December 31, 2017. The increase was primarily attributable to additional sales of cemetery property in 2018 compared to 2017.
Field depreciation. Depreciation expense for our field businesses totaled $12.0 million for year the ended December 31, 2018, an increase of $1.0 million compared to the year ended December 31, 2017. The increase was primarily attributable to additional depreciation expense from assets acquired in our 2017 and 2018 acquisitions.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $12.7 million for the year ended December 31, 2018, a decrease of $0.6 million primarily due to a decrease of $0.9 million in other general administrative costs, offset by a $0.2 million increase in severance costs, and a $0.1 million increase in salaries and benefits.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $30.8 million for the year ended December 31, 2018, an increase of $4.6 million compared to the year ended December 31, 2017. The increase was attributable to a $3.4 million increase in incentive and equity compensation related to the cancellation of performance awards in 2018, a $1.0 million increase in litigation reserves, a $0.9 million increase in severance costs, a $0.3 million increase in group health insurance, offset by a $0.1 million decrease in acquisition costs, a $0.2 million decrease in salaries and benefits, a $0.4 million decrease in public company costs, and $0.3 million decrease in other general administrative costs.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $1.8 million for the year ended December 31, 2018, an increase of $0.2 million compared to the year ended December 31, 2017. The increase was primarily attributable to additional depreciation expense from assets related to our IT infrastructure.
Interest expense. Interest expense was $21.1 million for the year ended December 31, 2018 compared to $12.9 million for the year ended December 31, 2017, an increase of $8.2 million due to the following: (i) an increase of $12.9 million related to our Senior Notes; offset by (ii) a decrease of $2.6 million related to our Former Credit Agreement; and (ii) a decrease of $2.1 million related to the Exchange of our Convertibles Notes.
Accretion of discount on convertible notes. For the year ended December 31, 2018, we recognized accretion of the discount on our Convertible Notes of $2.2 million compared to $4.3 million for the same period in 2017, a decrease of $2.1 million, which was attributable to the Exchange of our Convertible Notes.
Net loss on early extinguishment of debt. For the year ended December 31, 2018, we recognized a net loss of $0.5 million on the early extinguishment of debt for the following transactions:
(i) a loss of $1.6 million related to the termination of our Former Credit Agreement, which consisted of a write-off of $0.7 million of transaction costs related to the Eighth Amendment and a write-off of $0.9 million of unamortized debt issuance costs related to the Former Credit Agreement;
(ii) a net gain of $1.7 million related to the May exchanges and the December repurchases of our Convertible Notes, which consisted of a gain of $3.1 million on the difference between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding each exchange and repurchase, and a loss of $1.4 million related to the write-off of unamortized debt issuance costs due to the exchange and repurchase of our Convertible Notes; and
(iii) a loss of $0.6 million related to transaction costs incurred for the exchange and repurchase of our Convertible Notes.
Other, net. For the year ended December 31, 2018, Other, net costs were $1.2 million related to the following transactions: (i) an impairment of $0.8 million related to a funeral home business that we intend to cease operating in 2019; (ii) a $0.3 million loss related to an expired cemetery management agreement; (iii) an impairment of $0.2 million related to the real property of a funeral home business held for sale; and offset by (iv) $0.1 million in refunds received for the reimbursement of expenses related to divested businesses.
Income taxes. Our income tax provision was $6.6 million for the year ended December 31, 2018 compared to our income tax benefit of $4.4 million for the year ended December 31, 2017. Our tax rate, before discrete items was 31.5% and 40.0% for the years ended December 31, 2018 and 2017, respectively. We recorded discrete tax expense of $0.8 million of which $1.2 million was recorded under ASU 2016-09, as a result of the cancellation of Performance Award Agreements. A discrete tax benefit of $0.5 million was recorded as a result of return to provision adjustments that adjusted the previously re-measured deferred tax assets and/or liabilities.
Our operating effective tax rate primarily increased as a result of the cancellation of the Performance Award Agreements due to the impact the additional expense had on our state tax provision. We file both consolidated and separate entity state returns. The expenses recorded for the cancellation of the Performance Award Agreements were recorded in an entity that is included in our consolidated filings, but no expenses were allocable to the entities where we file on a separate entity basis. Thus, the state provision in the separate entity states is higher relative to the state provision where we file on a consolidated basis. The increase in our effective tax rate attributable to this occurrence represents 2.7% of the total effective tax rate. An additional contributing factor was pre-tax book income (“PTBI”) was lower in 2018 compared to 2017, as such, as PTBI decreases, the percentage impact of the permanent adjustments on the effective tax rate increases resulting in a higher effective tax rate. At December 31, 2018, no uncertain tax positions were identified.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 18 for additional information regarding our income taxes.
YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2017 and 2016. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2013 and owned and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2012 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance. Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.
Funeral Home Segment. The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the year ended December 31, 2016 compared to the year ended December 31, 2017 (in thousands):

	Year Ended December 31,
	2016	2017
Revenue:
Same store operating revenue	$155,710	$158,106
Acquired operating revenue	24,914	34,294
Preneed funeral insurance commissions	1,429	1,254
Preneed funeral trust earnings	7,348	7,232
Total	$189,401	$200,886

Operating profit:
Same store operating profit	$60,823	$60,864
Acquired operating profit	10,419	13,565
Preneed funeral insurance commissions	682	436
Preneed funeral trust earnings	7,259	7,116
Total	$79,183	$81,981

The following measures reflect the significant metrics over this comparative period:

	Year Ended December 31,
	2016	2017
Same store:
Contract volume	29,274	29,587
Average revenue per contract, excluding preneed funeral trust earnings	$5,319	$5,344
Average revenue per contract, including preneed funeral trust earnings	$5,512	$5,535
Burial rate	41.2%	40.3%
Cremation rate	51.5%	52.5%

Acquired:
Contract volume	3,886	5,307
Average revenue per contract, excluding preneed funeral trust earnings	$6,411	$6,462
Average revenue per contract, including preneed funeral trust earnings	$6,628	$6,654
Burial rate	46.9%	46.5%
Cremation rate	44.7%	45.1%

Funeral home same store operating revenue for the year ended December 31, 2017 increased $2.4 million, primarily due to a slight increase in both the same store contract volumes and the average revenue per contract compared to the year ended December 31, 2016.
Same store operating profit for the year ended December 31, 2017 remained flat at $60.9 million when compared to the year ended December 31, 2016, despite the increase in operating revenue. Same store operating margin decreased 60 basis points to 38.5% for the year ended December 31, 2017 as we focused on hiring additional Managing Partners to increase market share and grow revenue in our same store businesses. In 2017, we began a process of de-clustering businesses in certain markets by adding Managing Partners to a business that may have been grouped with two or more businesses led by a single Managing Partner. While this results in shorter-term higher salaries and benefits, we believe that having the right Managing Partners in these businesses will increase market share and grow same store revenue. Same store salaries and benefits for the year ended December 31, 2017 increased $1.4 million when compared to same period in 2016. Additionally, general liability and other insurance related expenses increased $0.6 million for the year ended December 31, 2017 over the same period in 2016.
Funeral home acquired operating revenue for the year ended December 31, 2017 increased $9.4 million, as our funeral home acquired portfolio for the year ended December 31, 2017, includes six businesses acquired during the second half of 2016, not fully present in the year ended December 31, 2016. Additionally, we acquired seven businesses in the fourth quarter of 2017. Our 2016 and 2017 acquired businesses accounted for approximately 90% of the total increase in acquired revenue and volume for the year ended December 31, 2017.
Acquired operating profit for the year ended December 31, 2017 increased $3.1 million, from the year ended December 31, 2016, primarily due to the six businesses acquired during 2016, not fully present in the year ended December 31, 2016. Although revenue increased, operating profit margin decreased 220 basis points to 39.6% for the year ending December 31, 2017 compared to the same period in 2016. The decrease is primarily due to the businesses acquired in 2016, as salaries and benefits for newly acquired businesses are generally higher as a percentage of revenue than same store businesses. As these acquired businesses become fully integrated into our Being the Best Standards Operating Model, we expect to see their operating profit margins rise.
Preneed funeral insurance commissions and preneed funeral trust earnings, which are recorded in Other revenue, on a combined basis, decreased by $0.3 million compared to the same period in 2016 due to a decrease in earnings from the maturity of preneed contracts, as well as a decrease in preneed insurance contracts sold for which we earn a commission. Operating profit for preneed funeral insurance commissions and preneed funeral trust earning, on a combined basis, decreased $0.4 million for the year ended December 31, 2017 compared to the same period in 2016 due to the decrease in revenue, along with an increase in commission and preneed selling expenses.

Cemetery Segment. The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the year ended December 31, 2016 compared to the year ended December 31, 2017 (in thousands):

	Year Ended December 31,
	2016	2017
Revenue:
Same store operating revenue	$45,893	$45,044
Acquired operating revenue	3,054	3,194
Preneed cemetery trust earnings	8,004	7,193
Preneed cemetery finance charges	1,848	1,822
Total	$58,799	$57,253

Operating profit:
Same store operating profit	$14,613	$12,864
Acquired operating profit	1,054	1,039
Preneed cemetery trust earnings	7,715	6,806
Preneed cemetery finance charges	1,848	1,822
Total	$25,230	$22,531
The following measures reflect the significant metrics over this comparative period:

	Year Ended December 31,
	2016	2017
Same store:
Preneed revenue as a percentage of operating revenue	60%	55%
Preneed revenue	$27,316	$24,960
Number of preneed internment rights sold	7,074	6,436
Atneed revenue	$18,577	$20,084

Acquired:
Preneed revenue as a percentage of operating revenue	66%	65%
Preneed revenue	$2,013	$2,073
Number of preneed internment rights sold	532	523
Atneed revenue	$1,041	$1,121
Cemetery same store operating revenue for the year ended December 31, 2017 decreased $0.8 million, as we experienced a 9.0% decrease in the number of preneed interment rights sold compared to the same period in 2016. The decrease was primarily a result of the attrition of key sales personnel at certain businesses during the period. In addition, preneed sales were negatively impacted in our Texas and Florida businesses due to the hurricanes affecting those areas in the third quarter of 2017, as well as the absence of $0.5 million of large cemetery property sales we had in 2016. Same store atneed revenue, which represents approximately 45% of our same store operating revenue, increased $1.5 million, as we experienced a 10.1% increase in the average sale per contract.
Cemetery same store operating profit for the year ended December 31, 2017 decreased $1.7 million from the same period in 2016 and the comparable cemetery operating profit margin decreased to 28.6% for the year ended December 31, 2017 from 31.8% in the same period in 2016. The decrease in operating profit was primarily a result of the decrease in revenue, combined with significant increases in certain expenses, including $0.3 million of facilities and grounds expenses, $0.3 million of salaries and benefits and $0.3 million of general liability and other insurance related expenses.
Cemetery acquired operating profit margin decreased to 32.5% for the year ended December 31, 2017 from 34.5% in the same period in 2016, despite a $0.1 million increase in acquired revenue, as we experienced increases in salaries and benefits and bad debt expense.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis, decreased $0.8 million for the year ended December 31, 2018 compared to the same period in 2017. The decrease is primarily due to lower interest revenue and capital gains from our perpetual care trust for the year ended December 31, 2017 compared to the same period in 2016. Revenue earned from finance charges on the preneed contracts remained flat at $1.8 million for the year ended December 31, 2017 compared to the same period in 2016.
Cemetery property amortization. Cemetery property amortization totaled $3.4 million for year the ended December 31, 2017, a decrease of $0.6 million compared to the year ended December 31, 2016. The decrease was primarily attributable to the decrease in sales of cemetery property in 2017 compared to 2016.
Field depreciation. Depreciation expense for our field businesses totaled $11.0 million for year the ended December 31, 2017, an increase of $1.0 million compared to the year ended December 31, 2016. The increase was primarily attributable to additional depreciation expense from assets acquired in our 2016 acquisitions, as well as from our newly constructed funeral homes which began operating in the 2017.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $13.3 million for the year ended December 31, 2017, an increase of $2.5 million primarily due to a $1.2 million increase in field incentive compensation, a $0.6 million increase in natural disaster related costs, a $0.5 million increase in other general administrative costs and a $0.2 million increase in salaries and benefits.
On Friday, August 25, 2017 and Sunday, September 10, 2017, hurricanes Harvey and Irma struck Texas and Florida, respectively, which impacted thirteen of our funeral homes and six of our cemeteries. For the year ended December 31, 2017, we spent $0.9 million for employee assistance and property repair costs, of which we recognized $0.6 million in expenses and received $0.3 million in insurance proceeds.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $26.3 million for the year ended December 31, 2017, a decrease of $1.7 million compared to the year ended December 31, 2016. The decrease was attributable to a $3.5 million decrease in retirement expenses primarily related to the retirement of two former executives during 2016, a $0.7 million decrease in acquisition costs, offset by a $1.1 million increase in salaries and benefits for leadership investments in our Houston support home office, a $0.7 million increase in public company, regulatory and legal costs related to tax planning, filing our current shelf registration statement and adopting a new long-term incentive plan, a $0.4 million increase in other general administrative costs and a $0.3 million increase in incentive and equity compensation.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $1.6 million for the year ended December 31, 2017, an increase of $0.1 million compared to the year ended December 31, 2016. The increase was primarily attributable to additional depreciation expense from assets related to our IT infrastructure.
Interest expense. Interest expense was $12.9 million for the year ended December 31, 2017 compared to $11.7 million for the year ended December 31, 2016, an increase of $1.2 million. During the year ended December 31, 2017, interest expense increased by approximately $0.8 million related to our term note and revolving credit facility and by $0.4 million related to our deferred purchase obligations for our 2016 acquisitions. During the year ended December 31, 2017, the weighted average interest rate increased 0.4% compared to the same period in 2016.
Accretion of discount on convertible notes. For the year ended December 31, 2017, we recognized accretion of the discount on our convertible subordinated notes of $4.3 million compared to $3.9 million for the same period in 2016. Accretion is calculated using the effective interest method based on a stated interest rate of 6.75% and will increase each year through to maturity.
Other, net. For the year ended December 31, 2017, we recognized a net gain of $1.1 million on the following transactions: (i) $0.9 million gain on the sale of land and (ii) $0.2 million gain on the sale of a funeral home business and other assets.
Income taxes. Our income tax benefit was $4.4 million for the year ended December 31, 2017 compared to our income tax provision of $12.7 million for the year ended December 31, 2016. Our tax rate, before discrete items was 40.0% and 39.7% for the years ended December 31, 2017 and 2016, respectively. We recorded a $17.2 million discrete tax benefit due to the re-measurement of our deferred tax assets and liabilities to reflect the impact of the recent tax law change that was enacted on December 22, 2017. At December 31, 2017, no uncertain tax positions were identified.

OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate estimates and judgments, including those related to revenue recognition, realization of accounts receivable, inventories, goodwill, other intangible assets, property and equipment and deferred tax assets and liabilities. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenue and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from year to year.
“Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with United States GAAP. Our critical accounting policies are more fully described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Revenue Recognition - Funeral Home Operations
Our funeral home operations are principally service businesses that generate revenue from sales of burial and cremation services and related merchandise, such as caskets and urns. Funeral services include consultation, the removal and preparation of remains, the use of funeral home facilities for visitation and remembrance services and transportation services. We provide funeral services and products on both an atneed and preneed basis.
Funeral arrangements sold at the time of death are referred to as atneed funeral contracts. The performance obligation on these atneed contracts for both merchandise and services are bundled as a single performance obligation, as the performance of these obligations occur within a short time frame (usually within a few days) from the time of death to the funeral service. Although our performance activities are transferred in sequence such as, embalming the body, delivering the casket, obtaining service related items like flowers and performing the service, these are all essential to satisfy our contractual obligation to the customer, thus, bundled into a single performance obligation. Revenue is recognized on the date of funeral service, as all performance obligations have been satisfied. Payment is due at or before time of transfer. Outstanding balances due from customers, if any, on atneed funeral contracts are included in Accounts receivable on our Consolidated Balance Sheet.
Funeral arrangements sold prior to death occurring are referred to as preneed funeral contracts. In many instances, the customer pays for the preneed contract over a period of time. For preneed funeral merchandise and service contracts, the performance obligation occurs at the time of need (when death occurs) and revenue is recognized on the date of delivery of merchandise or performance of service. We do not deliver merchandise on preneed contracts or provide service prior to the time of death. The performance obligation for preneed funeral contracts is similar to the elements of the performance obligation of atneed funeral contracts. For preneed funeral services, all preneed funeral contracts are re-written upon the date of death as an atneed contract. The performance obligation is satisfied at the date of the service.
Revenue from preneed funeral contracts, along with accumulated earnings, is deferred until the time the merchandise is delivered or the service is performed. The principal and accumulated earnings of the trusts are withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are recognized when the service is performed. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. Beginning January 1, 2018, balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet.
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed. We estimate an allowance for doubtful accounts on these receivables based on our historical experience and we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred. Preneed funeral contracts to be funded at maturity by third-party insurance policies are not recorded as assets or liabilities on our Consolidated Balance Sheet.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 for additional information.

Revenue Recognition - Cemetery Operations
Our cemetery operations generate revenue primarily through sales of cemetery interment rights (primarily grave sites, lawn crypts, mausoleum spaces and niches), related cemetery merchandise (such as outer burial containers, memorial markers and floral placements) and services (interments, inurnments and installation of cemetery merchandise). We provide cemetery services and products on both an atneed and preneed basis.
Cemetery arrangements sold at the time of death are referred to as atneed cemetery contracts. The performance obligation on these atneed contracts for cemetery property, merchandise and services are distinct. The performance obligations from the time of death to the disposition of the remains, include delivering cemetery property, unearthing the ground, interring remains and installing merchandise on the cemetery grounds. Each item on the contract is recognized as a distinct good or service. The performance obligation is satisfied and revenue is recognized on the purchase date of the interment right, on the date of the cemetery service, and on the date of delivery of the merchandise (set on cemetery grounds). Payment is due at or before time of transfer. Outstanding balances due from customers, if any, on completed atneed contracts are included in Accounts receivable on our Consolidated Balance Sheet.
Cemetery arrangements sold prior to death occurring are referred to as preneed cemetery contracts. For preneed cemetery interment rights, the performance obligation is the sale of the interment right and revenue is recognized at the time the contract is signed. Control of cemetery interment rights is transferred to the customer upon execution of the contract as customers select a specific location and space for their interment right, thus, restricting us from other use or transfer of the contracted cemetery property. The interment right is deeded to the customer when the contract is paid in full.
For preneed cemetery merchandise and service, the performance obligation occurs at the time of need (when death occurs) and revenue is recognized on the date of delivery of merchandise or performance of service. We do not deliver merchandise on preneed contracts or provide service prior to the time of death. The performance obligation for preneed cemetery merchandise and service is similar to the elements of the performance obligation of atneed cemetery merchandise and service.
Preneed cemetery contracts are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. In substantially all cases, we receive an initial down payment at the time the contract is signed. Earnings on these installment contracts are not recognized until the time the merchandise is transferred or the service is performed and are recorded as Other revenue.
The performance of the preneed cemetery contracts is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. This method is intended to fund preneed contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable and Preneed receivables on our Consolidated Balance Sheet. Beginning January 1, 2018, balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet.
Allowances for bad debts and customer cancellations on cemetery financed receivables are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 for additional information.
Arrangements with Multiple Performance Obligations
Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional/stressful times. Package discounts are reflected net in Revenue. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 for additional information.

Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIE’s”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. We have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheet. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”) and are recorded as Other revenue. As of December 31, 2018, CSV RIA provided these services to one institution, which has custody of approximately 75% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
We determine whether or not the assets in the preneed trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheet. There will be no impact on earnings unless and until such time that the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 9 and 11 for additional related disclosures.
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

On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. We recorded a loss of approximately $125,000 in Other, net, for the write-off of capitalized commissions related to these three cemetery businesses.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 5 and 13 for additional information.
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
During 2018, we recorded an impairment of $0.2 million related to the real property of a funeral home business held for sale, as the carrying value exceeded fair value. For the years ended December 31, 2016 and 2017, no impairments were identified on our long-lived assets.
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
During 2018, we acquired four funeral home businesses. In July 2018, we acquired one funeral home business in Fredericksburg, Virginia and one funeral home business in Stafford, Virginia. In August 2018, we acquired one funeral home business in Cookeville, Tennessee and one funeral home business in Knightdale, North Carolina.
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
Our quantitative goodwill impairment test involves estimates and management judgment. In the quantitative analysis, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. We determine fair value for each reporting unit using both an income approach, weighted 90%, and a market approach, weighted 10%. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows discounted at our weighted average cost of capital based on market participant assumptions. Our methodology for determining a market approach fair value utilizes the guideline public company method, in which we rely on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2018 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2018. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
For our 2017 annual impairment test, we performed a qualitative assessment and concluded that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
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
During 2018, we recorded an impairment of $0.8 million related to a funeral home business that we intend to cease operating in 2019, as the carrying value exceeded fair value. No impairments were recorded to our goodwill during the years ended December 31, 2016 and 2017. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4 for additional information.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets on our Consolidated Balance Sheet. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.
Our quantitative intangible asset impairment test involves estimates and management judgment. Our quantitative analysis is performed using the relief from royalty method, which measures the tradenames by determining the value of the royalties that we are relieved from paying due to our ownership of the asset. We determine the fair value of the asset by discounting the cash flows that represent a savings in lieu of paying a royalty fee for use of the tradename. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate. To estimate the royalty rates for the individual tradename, we mainly rely on the profit split method, but also consider the comparable third-party license agreements and the return on asset method. A scorecard is used to assess the relative strength of the individual tradename to further adjust the royalty rates selected under the profit-split method for qualitative factors. In accordance with the guidance, if the fair value of the tradename is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2018 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2018. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. We determined that there were no factors that would indicate the need to perform a quantitative impairment test and concluded that it is more likely than not that the fair value of our intangible assets is greater than its carrying value and thus there was no impairment to our intangible assets.
For our 2017 annual impairment test, we performed a qualitative assessment and concluded that the fair value of our intangible assets was greater than its carrying value and thus there was no impairment to our intangible assets.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. No other impairments were recorded to our intangible assets during the years ended December 31, 2016, 2017 and 2018.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 13 for additional information.

Divested Operations
During 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. During 2017, we sold a funeral home business in Kentucky for $0.6 million and during 2016, we sold a funeral home business in Tennessee for $1.35 million. The operating results of these divested businesses are reflected in our Consolidated Statements of Operations.
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
We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. The fair value disclosures of transfers in and out of Levels 1 and 2 and the gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented in Notes 7 and 11 to the Consolidated Financial Statements included herein. We currently do not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2018, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value which is recorded as a reduction to either Deferred preneed cemetery receipts held in trust, Deferred preneed funeral receipts held in trust or Care trusts’ corpus on our Consolidated Balance Sheet. We did not record any impairments during the year ended December 31, 2017 and 2018.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 11 and 12 for additional information.
Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 16 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We classify our deferred tax liabilities and assets as non-current on our Consolidated Balance Sheet.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.

We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in the financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheet.
On May 10, 2017, we filed amended federal returns for the tax years ending December 31, 2013, 2014 and 2015, which generated significant refunds. As a result, on July 18, 2017, we received notification that the Internal Revenue Service (“IRS”) selected our tax years ended December 31, 2013, 2014 and 2015 for a limited scope examination to verify the refunds due. The examinations are in progress, however, the timing of the conclusion of the audit is uncertain.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. Effective as of January 1, 2018, the Tax Act established new tax laws, including but not limited to (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings; (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) limitations of certain executive compensation deductions; and (5) limitations or repeals of many business deductions and credits.
The analysis required by Staff Accounting Bulletin (“SAB”) 118 to determine the impact of the Tax Act was complete as of December 31, 2017. Return to provision adjustments recorded in the fourth quarter of 2018 resulted in additional favorable impact from the rate reduction as there were changes to the deferred balances recorded.
On December 21, 2018, we filed 3 Form 3115s, Application for Change in Accounting Method, and associated statements with the requesting consent to change the method of accounting for deferred revenue for our cemetery property and cemetery merchandise and service operations for the taxable year beginning January 1, 2018 and ending December 31, 2018. The application requesting a change in the method of accounting for recognizing advance payments received under preneed contracts for cemetery services and merchandise is to comply with Internal Revenue Code (I.R.C.) Sections 61, 451, and 471. The change in method of accounting for constructed and unconstructed cemetery property is to comply with I.R.C Sections 61, 451, 1001, 1012 and 460. The method changes filed are non-automatic and require IRS approval. The impact of the change in the method of accounting for deferred revenue will be recorded in the interim period in which the method changes are approved. The method changes are expected to be approved, but the timing of the approval is uncertain. Additionally, once approved the method changes will result in significant favorable deductions and will have a favorable impact on cash taxes paid during 2019.
We do not have any unrecognized tax benefits recorded as of December 31, 2018 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 18 for additional information.
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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax expense or benefit in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. For the years ended December 31, 2017 and 2018, the excess tax deficiency related to share-based payments was approximately $0.1 million and $0.8 million, respectively, recorded within Tax adjustment related to certain discrete items on our Consolidated Statements of Operations. Excess tax benefits or deficiencies related to share-based payments are included in operating cash flows.
Amounts withheld from restricted stock vestings and stock option exercises for the purpose of paying employee related taxes are presented as financing activities on our Consolidated Statement of Cash Flows. For the years ended December 31, 2016, 2017 and 2018, we withheld shares to pay employee taxes in the amount of $0.6 million, $0.5 million and $0.7 million. Prior to January 1, 2017, these amounts were presented as operating activities on our Consolidated Statement of Cash Flows.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 19 for additional information.

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
The fully diluted weighted average shares outstanding for the years ended December 31, 2016, 2017 and 2018, and the corresponding calculation of fully diluted earnings per share, included 0.5 million, 0.9 million and 0.3 million shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
The calculations for basic and diluted earnings per share for the three years ended December 31, 2016, 2017 and 2018 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 21.
Correction of Immaterial Error
During the year ended December 31, 2017, we corrected an immaterial error related to 2013. The adjustment related to the correction of the deferred tax liability for the difference in book and tax basis of certain assets. The error had the impact of understating the deferred tax liability and overstating net income in 2013. Management evaluated the effect of the adjustment on previously issued interim and annual consolidated financial statements in accordance with the SEC's SAB No. 99 and SAB 108 and concluded that it was immaterial to the interim and annual periods. As a result, in accordance with SAB No. 108, we corrected our Consolidated Balance Sheet as of January 1, 2015.
The effect of this adjustment on our Consolidated Balance Sheet as of December 31, 2017 was as follows (dollars in thousands):

		December 31, 2017
		% Change
Increase in Deferred tax liability	$2,255	7.8%
Increase in Total liabilities	$2,255	0.3%
Decrease in Retained earnings	$2,255	3.7%
Decrease in Total stockholders' equity	$2,255	1.1%
This adjustment had no impact on our Consolidated Statements of Operations or Consolidated Statement of Cash Flows for the year ended December 31, 2017.
Related Party Transactions
Management evaluated reportable events and transactions that occurred between us and related persons during the year ended December 31, 2018.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 26 for additional information.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2018 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
For discussion of recent accounting pronouncements and accounting changes, see Note 2 in Part II, Item 8. Financial Statements and Supplementary Data.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2018 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2018 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 9 and 11. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.88% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2018,we had outstanding borrowings under the New Credit Facility of $27 million. Any further borrowings or voluntary prepayments against the New Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our New Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2018, the prime rate margin was equivalent to 0.875% and the LIBOR margin was 1.875%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.3 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at the fixed annual rate of 2.75%. The Convertible Notes do not contain a call feature. At December 31, 2018, the cost of the Convertible Notes on our Consolidated Balance Sheet was $5.8 million and the fair value of the Convertible Notes was $6.2 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA).” Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at the fixed annual rate of 6.625%. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. At December 31, 2018, the cost of the Senior Notes on our Consolidated Balance Sheet was $320.4 million and the fair value of the Senior Notes notes was $324.6 million based on the last traded or broker quoted price as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance Sheet of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for preneed property sales and selling costs in 2018 due to the adoption of ASC 606, Revenue From Contracts with Customers.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2019

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$952	$644
Accounts receivable, net of allowance for bad debts of $835 in 2017 and $769 in 2018	19,655	18,897
Inventories	6,519	6,751
Prepaid expenses	2,028	1,456
Other current assets	986	1,555
Total current assets	30,140	29,303
Preneed cemetery trust investments	73,853	62,432
Preneed funeral trust investments	90,682	82,074
Preneed receivables, net of allowance for bad debts of $2,278 in 2017 and $2,151 in 2018	31,644	18,441
Receivables from preneed trusts	15,287	17,073
Property, plant and equipment, net of accumulated depreciation of $115,776 in 2017 and $124,945 in 2018	247,294	260,838
Cemetery property, net of accumulated amortization of $37,543 in 2017 and $37,668 in 2018	76,331	74,958
Goodwill	287,956	303,887
Intangible and other non-current assets	18,117	24,425
Cemetery perpetual care trust investments	50,229	44,071
Total assets	$921,533	$917,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$17,251	$2,327
Accounts payable	6,547	9,987
Other liabilities	1,361	1,236
Accrued liabilities	17,559	21,408
Total current liabilities	42,718	34,958
Long-term debt, net of current portion	121,034	6,925
Credit facility	91,120	26,145
Convertible subordinated notes due 2021	124,441	5,732
Senior notes due 2026	—	319,108
Obligations under capital leases, net of current portion	6,361	6,143
Deferred preneed cemetery revenue	54,690	45,997
Deferred preneed funeral revenue	34,585	28,606
Deferred tax liability	31,159	31,263
Other long-term liabilities	3,378	3,133
Deferred preneed cemetery receipts held in trust	73,853	62,432
Deferred preneed funeral receipts held in trust	90,682	82,074
Care trusts’ corpus	49,856	43,494
Total liabilities	723,877	696,010
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 22,622,242 and 25,703,490 issued as of December 31, 2017 and 2018, respectively	226	257
Additional paid-in capital	216,158	243,849
Retained earnings	57,904	71,680
Treasury stock, at cost; 6,523,370 and 7,625,339 shares at December 31, 2017 and 2018, respectively	(76,632)	(94,294)
Total stockholders’ equity	197,656	221,492
Total liabilities and stockholders’ equity	$921,533	$917,502
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2017	2018
Revenue:
Service revenue	$124,361	$132,592	$138,604
Property and merchandise revenue	105,210	108,046	112,253
Other revenue	18,629	17,501	17,135
	248,200	258,139	267,992
Field costs and expenses:
Cost of service	61,586	66,884	72,123
Cost of merchandise	81,079	85,422	90,008
Cemetery property amortization	3,905	3,350	3,602
Field depreciation expense	10,014	11,024	12,015
Regional and unallocated funeral and cemetery costs	10,844	13,339	12,749
Other expenses	1,122	1,321	1,548
	168,550	181,340	192,045
Gross profit	79,650	76,799	75,947
Corporate costs and expenses:
General, administrative and other	27,944	26,253	30,827
Home office depreciation and amortization	1,502	1,605	1,813
	29,446	27,858	32,640
Operating income	50,204	48,941	43,307
Interest expense	(11,738)	(12,948)	(21,109)
Accretion of discount on 2.75% convertible subordinated notes	(3,870)	(4,329)	(2,192)
Loss on early extinguishment of debt	(567)	—	(502)
Other, net	(1,788)	1,118	(1,238)
Income before income taxes	32,241	32,782	18,266
Provision for income taxes	(12,682)	(13,100)	(5,754)
Tax adjustment related to certain discrete items	22	17,511	(867)
Total (provision) benefit for income taxes	$(12,660)	$4,411	$(6,621)
Net income	$19,581	$37,193	$11,645

Basic earnings per common share	$1.18	$2.25	$0.64
Diluted earnings per common share	$1.12	$2.09	$0.63

Dividends declared per share	$0.15	$0.225	$0.30
Weighted average number of common and common equivalent shares outstanding:
Basic	16,515	16,438	17,971
Diluted	17,460	17,715	18,374
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2015	16,648	$225	$214,250	$1,130	$(60,266)	$155,339
Net Income – 2016	—	—	—	19,581	—	19,581
Issuance of common stock	45	—	872	—	—	872
Exercise of stock options	48	1	—	—	—	1
Issuance of restricted common stock	18	—	12	—	—	12
Cancellation and retirement of restricted common stock and stock options	(118)	(1)	(888)	—	—	(889)
Stock-based compensation expense	—	—	3,526	—	—	3,526
Dividends on common stock	—	—	(2,492)	—	—	(2,492)
Excess tax benefit on equity compensation	—	—	(216)	—	—	(216)
Balance – December 31, 2016	16,641	$225	$215,064	$20,711	$(60,266)	$175,734
Net Income – 2017	—	—	—	37,193	—	37,193
Issuance of common stock	68	1	1,637	—	—	1,638
Exercise of stock options	61	—	514	—	—	514
Issuance of restricted common stock	27	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(25)	—	(551)	—	—	(551)
Stock-based compensation expense	—	—	3,203	—	—	3,203
Dividends on common stock	—	—	(3,709)	—	—	(3,709)
Treasury stock acquired	(674)	—	—	—	(16,366)	(16,366)
Balance – December 31, 2017	16,098	$226	$216,158	$57,904	$(76,632)	$197,656
Effect of adoption of topic 606	—	—	—	2,131	—	2,131
Balance – January 1, 2018	16,098	$226	$216,158	$60,035	$(76,632)	$199,787
Net Income – 2018	—	—	—	11,645	—	11,645
Issuance of common stock	62	1	1,199	—	—	1,200
Exercise of stock options	140	1	(34)	—	—	(33)
Issuance of restricted common stock	87	1	24	—	—	25
Cancellation and retirement of restricted common stock and stock options	(30)	—	(398)	—	—	(398)
Stock-based compensation expense	—	—	6,531	—	—	6,531
Dividends on common stock	—	—	(5,514)	—	—	(5,514)
Convertible notes exchange	2,823	28	25,883	—	—	25,911
Treasury stock acquired	(1,102)	—	—	—	(17,662)	(17,662)
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016		2017	2018
Cash flows from operating activities:
Net income	$19,581		$37,193	$11,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,421		15,979	17,430
Provision for losses on accounts receivable	2,098		2,198	1,841
Stock-based compensation expense	3,229		3,162	6,583
Deferred income tax expense (benefit)	4,855		(11,651)	3,823
Amortization of deferred financing costs	824		820	532
Amortization of capitalized commissions on preneed contracts	—	—	—	599
Accretion of discount on 2.75% convertible subordinated notes	3,870		4,329	2,192
Accretion of discount on 6.625% senior notes	—		—	272
Net loss on early extinguishment of debt	567		—	502
Net loss (gain) on sale of businesses and disposal of other assets	2,077		(710)	1,052
Impairment of intangible and other assets	145		—	1,019
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(5,162)		(4,254)	(5,061)
Inventories and other current assets	1,995		1,446	(159)
Intangible and other non-current assets	(1,155)		149	(390)
Preneed funeral and cemetery trust investments	(14,528)		(10,008)	24,401
Accounts payable	2,112		(3,649)	2,044
Accrued and other liabilities	780		(385)	3,990
Deferred preneed funeral and cemetery revenue	(640)		1,446	6,546
Deferred preneed funeral and cemetery receipts held in trust	13,966		9,165	(29,867)
Net cash provided by operating activities	50,035		45,230	48,994

Cash flows from investing activities:
Acquisitions and land for new construction	(26,556)		(28,799)	(37,970)
Purchase of land and buildings previously leased	(6,258)		—	—
Net proceeds from sale of businesses and other assets	4,385		5,731	—
Capital expenditures	(16,846)		(16,395)	(13,526)
Net cash used in investing activities	(45,275)		(39,463)	(51,496)

Cash flows from financing activities:
Payments against the term loan	(11,250)		(11,250)	(127,500)
Borrowings from the credit facility	71,200		106,900	124,500
Payments against the credit facility	(96,100)		(82,600)	(189,400)
Borrowings from the term loan	39,063		—	—
Payment of debt issuance costs related to the credit facility	—		—	(1,751)
Acquisition of 2.75% convertible subordinated notes	—		—	(98,266)
Transaction costs related to the acquisition of 2.75% convertible subordinated notes	—		—	(885)
Proceeds from the issuance of the 6.625% senior notes	—		—	320,125
Payment of debt issuance costs related to the 6.625% senior notes	—		—	(1,367)
Payments on long-term debt and obligations under capital leases	(1,789)		(1,962)	(1,940)
Payments on contingent consideration recorded at acquisition date	—		(101)	(138)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	870		1,496	1,246
Taxes paid on restricted stock vestings and exercises of non-qualified options	(578)		(509)	(651)
Dividends paid on common stock	(2,492)		(3,709)	(5,513)
Purchase of treasury stock	—		(16,366)	(16,266)
Payment of loan origination costs related to the credit facility	(717)		—	—
Excess tax deficiency of equity compensation	(216)		—	—
Net cash provided by (used in) financing activities	(2,009)		(8,101)	2,194

Net increase (decrease) in cash and cash equivalents	2,751		(2,334)	(308)
Cash and cash equivalents at beginning of year	535		3,286	952
Cash and cash equivalents at end of year	$3,286		$952	$644
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. At December 31, 2018, we operated 182 funeral homes in 29 states and 29 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 80% of our revenue and Cemetery Operations, which currently accounts for approximately 20% of our revenue.
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
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation with no effect on our previously reported results of operations, consolidated financial position, or cash flows except for the impact of adopting the new guidance on revenue recognition. See Notes 2 and 6 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, realization of accounts receivable, goodwill, intangible assets, property and equipment and deferred tax assets and liabilities. We base our estimates on historical experience, third party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenue and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that our results of operations will be consistent from year to year.
Inventory
Inventory consists primarily of caskets, outer burial containers and cemetery monuments and markers and is recorded at the lower of its cost basis (determined by the specific identification method) or net realizable value.
Revenue Recognition - Funeral Home Operations
Our funeral home operations are principally service businesses that generate revenue from sales of burial and cremation services and related merchandise, such as caskets and urns. Funeral services include consultation, the removal and preparation of remains, the use of funeral home facilities for visitation and remembrance services and transportation services. We provide funeral services and products on both an atneed and preneed basis.
Funeral arrangements sold at the time of death are referred to as atneed funeral contracts. The performance obligation on these atneed contracts for both merchandise and services are bundled as a single performance obligation, as the performance of these obligations occur within a short time frame (usually within a few days) from the time of death to the funeral service. Although our performance activities are transferred in sequence such as, embalming the body, delivering the casket, obtaining service related items like flowers and performing the service, these are all essential to satisfy our contractual obligation to the customer, thus, bundled into a single performance obligation. Revenue is recognized on the date of funeral service, as all performance obligations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

have been satisfied. Payment is due at or before time of transfer. Outstanding balances due from customers, if any, on atneed funeral contracts are included in Accounts receivable on our Consolidated Balance Sheet.
The performance obligation is satisfied at the date of the service or the delivery of the merchandise as control has transferred to the customer and the benefit has concluded in the following manner:

•	we have the right to payment;

•	the customer has title to merchandise;

•	the deceased has used the merchandise or has been a part of the service; and

•	the customer directed the use of the merchandise or the plan of the service.
Funeral arrangements sold prior to death occurring are referred to as preneed funeral contracts. In many instances, the customer pays for the preneed contract over a period of time. For preneed funeral merchandise and service contracts, the performance obligation occurs at the time of need (when death occurs) and revenue is recognized on the date of delivery of merchandise or performance of service. We do not deliver merchandise on preneed contracts or provide service prior to the time of death. The performance obligation for preneed funeral contracts is similar to the elements of the performance obligation of atneed funeral contracts. For preneed funeral services, all preneed funeral contracts are re-written upon the date of death as an atneed contract. The performance obligation is satisfied at the date of the service.
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
Revenue from preneed funeral contracts, along with accumulated earnings, is deferred until the time the merchandise is delivered or the service is performed. The principal and accumulated earnings of the trusts are withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are recognized when the service is performed. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. Beginning January 1, 2018, balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 6 to the Consolidated Financial Statements included herein. See Note 2 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018.
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein. As of December 31, 2018, CSV RIA provided these services to one institution, which has custody of 75% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein, when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred. Preneed funeral contracts to be funded at maturity by third-party insurance policies are not recorded as assets or liabilities on our Consolidated Balance Sheet. See Note 10 to the Consolidated Financial Statements included herein for additional information regarding estimated revenue associated with preneed funeral contracts funded by third-party insurance policies.
Generally, at the time of the sale of either the preneed insurance or preneed trust contract, the intent is that the beneficiary has made a commitment to assign the proceeds to us for the fulfillment of the service and merchandise obligations on the preneed contract at the time of need. However, this commitment is revocable and the proceeds from the policy are portable, so the customer can choose to use an alternative provider at the time of need.
Revenue Recognition - Cemetery Operations
Our cemetery operations generate revenue primarily through sales of cemetery interment rights (primarily grave sites, lawn crypts, mausoleum spaces and niches), related cemetery merchandise (such as outer burial containers, memorial markers and floral placements) and services (interments, inurnments and installation of cemetery merchandise). We provide cemetery services and products on both an atneed and preneed basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cemetery arrangements sold at the time of death are referred to as atneed cemetery contracts. The performance obligation on these atneed contracts for cemetery property, merchandise and services are distinct. The performance obligations from the time of death to the disposition of the remains, include delivering cemetery property, unearthing the ground, interring remains and installing merchandise on the cemetery grounds. Each item on the contract is recognized as a distinct good or service. The performance obligation is satisfied and revenue is recognized on the purchase date of the interment right, on the date of the cemetery service, and on the date of delivery of the merchandise (set on cemetery grounds). Payment is due at or before time of transfer. Outstanding balances due from customers, if any, on completed atneed contracts are included in Accounts receivable on our Consolidated Balance Sheet.
The performance obligation is satisfied at the date of the service, the purchase of the interment right or the delivery of the merchandise as control has transferred to the customer and the benefit has concluded in the following manner:

•	we have the right to payment;

•	the customer has title to merchandise;

•	the deceased has used the merchandise or has been a part of the service; and

•	the customer directed the use of the merchandise or the plan of the service.
Cemetery arrangements sold prior to death occurring are referred to as preneed cemetery contracts. For preneed cemetery interment rights, the performance obligation is the sale of the interment right and revenue is recognized at the time the contract is signed. Control of cemetery interment rights is transferred to the customer upon execution of the contract as customers select a specific location and space for their interment right, thus, restricting us from other use or transfer of the contracted cemetery property. The interment right is deeded to the customer when the contract is paid in full.
For preneed cemetery merchandise and service, the performance obligation occurs at the time of need (when death occurs) and revenue is recognized on the date of delivery of merchandise or performance of service. We do not deliver merchandise on preneed contracts or provide service prior to the time of death. The performance obligation for preneed cemetery merchandise and service is similar to the elements of the performance obligation of atneed cemetery merchandise and service.
Preneed cemetery contracts are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. In substantially all cases, we receive an initial down payment at the time the contract is signed. Earnings on these installment contracts are not recognized until the time the merchandise is transferred or the service is performed and are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein.
The performance of the preneed cemetery contracts is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. This method is intended to fund preneed contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. The earnings from preneed cemetery contracts placed in trust, as well as the trust management fees charged by our CSV RIA are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein.
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
We sell memorialization merchandise and personalized marker merchandise, such as urns and markers that are supplied by a small number of national providers. We order the memorialized merchandise through a third-party on behalf of our customer. The merchandise and its memorialization is provided by the third-party. We deliver the merchandise after the time of death to the customer upon completion of the memorialization or we set the merchandise on our cemetery grounds.
Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $3.9 million, $3.3 million and $3.6 million for the years ended December 31, 2016, 2017 and 2018, respectively.
See Note 6 to the Consolidated Financial Statements included herein for additional information on our revenue.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Arrangements with Multiple Performance Obligations
Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional/stressful times. Package discounts are reflected net in Revenue. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIE’s”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. We have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus. The investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheet. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity. These earnings, along with preneed contract collections not required to be placed in trust, are recorded in Deferred preneed funeral revenue and Deferred preneed cemetery revenue until the service is performed or the merchandise is delivered.
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
We determine whether or not the assets in the preneed trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheet. There will be no impact on earnings unless and until such time that the investment is withdrawn from the trust in accordance with state regulations at an amount that is less than its original basis.
See Notes 7, 9 and 11 to the Consolidated Financial Statements herein for additional information related to our trust funds.
Allowance for bad debts and customer cancellations
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed which were $8.5 million at both December 31, 2017 and December 31, 2018, respectively. We estimate an allowance for doubtful accounts on these receivables based on our historical experience and we monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. Our allowance for funeral receivables was 2.5% and 2.2% at December 31, 2017 and December 31, 2018, respectively. In addition, our other funeral receivables not related to funeral services performed were $0.8 million and $0.7 million at December 31, 2017 and December 31, 2018, respectively.
Our cemetery financed receivables totaled $40.5 million and $37.2 million at December 31, 2017 and December 31, 2018, respectively. The unearned finance charges associated with these receivables were $5.7 million and $4.6 million at December 31, 2017 and December 31, 2018, respectively. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are recorded at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are 90 days past due or more, which was approximately 4.9% and 4.6% of the total receivables at December 31, 2017 and December 31, 2018, respectively. See Note 8 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Our cemetery receivables recorded in Accounts Receivable, net also include $1.3 million and $1.8 million related to perpetual care income receivables at December 31, 2017 and December 31, 2018, respectively. See Note 11 to the Consolidated Financial Statements included herein for additional information on our perpetual care trust investments.
Accounts receivable was comprised of the following at December 31, 2017 and December 31, 2018 (in thousands):

	December 31, 2017	December 31, 2018
Funeral receivables, net of allowance for bad debt of $213 and $189, respectively	$9,061	$9,002
Cemetery receivables, net of allowance for bad debt of $622 and $580, respectively	10,331	9,688
Other receivables	263	207
Accounts receivable, net	$19,655	$18,897
Non-current preneed receivables represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables were comprised of the following at December 31, 2017 and December 31, 2018 (in thousands):

	December 31, 2017	December 31, 2018
Funeral receivables, net of allowance for bad debt of $882	$7,934	$—
Cemetery receivables, net of allowance for bad debt of $1,396 and $1,228, respectively	23,710	18,441
Preneed receivables, net	$31,644	$18,441
Bad debt expense totaled $2.1 million, $2.2 million and $1.8 million for the years ended December 31, 2016, 2017 and 2018, respectively.
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
Upon adoption of Topic 606, we capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. We recorded a cumulative net adjustment of $2.1 million to Retained earnings on our opening Consolidated Balance Sheet on January 1, 2018. See Note 2 to the Consolidated Financial Statements included herein for additional information regarding our opening balance sheet adjustment. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled $0.6 million for the year ended December 31, 2018. There were no impairment losses recognized for the year ended December 31, 2018.
See Note 2 to the Consolidated Financial Statements included herein for additional information related to our adoption of the new revenue recognition standard on January 1, 2018. See Note 13 to the Consolidated Financial Statements included herein for additional information regarding our capitalized commissions on preneed contracts.
On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. We recorded a loss of approximately $125,000 in Other, net, for the write-off of capitalized commissions related to these three cemetery businesses. See Note 5 to the Consolidated Financial Statements included herein for additional information regarding the expired management agreement for these three cemetery businesses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 70
Property, plant and equipment was comprised of the following at December 31, 2017 and 2018 (in thousands):

	December 31, 2017	December 31, 2018
Land	$74,981	$81,012
Buildings and improvements	211,934	223,646
Furniture, equipment and automobiles	76,155	81,125
Property, plant and equipment, at cost	363,070	385,783
Less: accumulated depreciation	(115,776)	(124,945)
Property, plant and equipment, net	$247,294	$260,838
Depreciation expense was $11.5 million, $12.6 million and $13.8 million for the years ended December 31, 2016, 2017 and 2018, respectively. We acquired $17.5 million of property, plant and equipment in connection with the four funeral home businesses we acquired during 2018, as further discussed in Note 3 to the Consolidated Financial Statements included herein.
During 2017, we acquired real estate for $1.3 million for funeral home expansion projects. In addition, we acquired $12.2 million of property, plant and equipment in connection with the seven funeral home businesses we acquired during 2017.
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
During 2018, we recorded an impairment of $0.2 million related to the real property of a funeral home business held for sale, as the carrying value exceeded fair value. For the years ended December 31, 2016 and 2017, no impairments were identified on our long-lived assets.
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
During 2018, we acquired four funeral home businesses. In July 2018, we acquired one funeral home business in Fredericksburg, Virginia and one funeral home business in Stafford, Virginia. In August 2018, we acquired one funeral home business in Cookeville, Tennessee and one funeral home business in Knightdale, North Carolina.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Our quantitative goodwill impairment test involves estimates and management judgment. In the quantitative analysis, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. We determine fair value for each reporting unit using both an income approach, weighted 90%, and a market approach, weighted 10%. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows discounted at our weighted average cost of capital based on market participant assumptions. Our methodology for determining a market approach fair value utilizes the guideline public company method, in which we rely on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2018 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2018. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
For our 2017 annual impairment test, we performed a qualitative assessment and concluded that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
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
During 2018, we recorded an impairment of $0.8 million related to a funeral home business that we intend to cease operating in 2019, as the carrying value exceeded fair value. No impairments were recorded to our goodwill during the years ended December 31, 2016 and 2017. No such events or changes occurred between the testing date and year end to trigger a subsequent impairment review.
See Note 4 to the Consolidated Financial Statements herein for additional information related to our goodwill.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets on our Consolidated Balance Sheet. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our quantitative intangible asset impairment test involves estimates and management judgment. Our quantitative analysis is performed using the relief from royalty method, which measures the tradenames by determining the value of the royalties that we are relieved from paying due to our ownership of the asset. We determine the fair value of the asset by discounting the cash flows that represent a savings in lieu of paying a royalty fee for use of the tradename. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate. To estimate the royalty rates for the individual tradename, we mainly rely on the profit split method, but also consider the comparable third-party license agreements and the return on asset method. A scorecard is used to assess the relative strength of the individual tradename to further adjust the royalty rates selected under the profit-split method for qualitative factors. In accordance with the guidance, if the fair value of the tradename is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2018 annual impairment test, we performed a qualitative assessment, using information as of August 31, 2018. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. We determined that there were no factors that would indicate the need to perform a quantitative impairment test and concluded that it is more likely than not that the fair value of our intangible assets is greater than its carrying value and thus there was no impairment to our intangible assets.
For our 2017 annual impairment test, we performed a qualitative assessment and concluded that the fair value of our intangible assets was greater than its carrying value and thus there was no impairment to our intangible assets.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. During 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value. No other impairments were recorded to our intangible assets during the years ended December 31, 2016, 2017 and 2018.
See Note 13 to the Consolidated Financial Statements included herein for additional information on our intangible assets.
Divested Operations
During 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. During 2017, we sold a funeral home business in Kentucky for $0.6 million and during 2016, we sold a funeral home business in Tennessee for $1.35 million. The operating results of these divested businesses are reflected in our Consolidated Statements of Operations.
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
We disclose the extent to which fair value is used to measure financial assets and liabilities, the inputs utilized in calculating valuation measurements, and the effect of the measurement of significant unobservable inputs on earnings, or changes in net assets, as of the measurement date. The fair value disclosures of transfers in and out of Levels 1 and 2 and the gross presentation of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy are also presented in Notes 7 and 11 to the Consolidated Financial Statements included herein. We currently do not have any assets that have fair values determined by Level 3 inputs and no liabilities measured at fair value. We have not elected to measure any additional financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2018, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value which is recorded as a reduction to either Deferred preneed cemetery receipts held in trust, Deferred preneed funeral receipts held in trust or Care trusts’ corpus on our Consolidated Balance Sheet. We did not record any impairments during the year ended December 31, 2017 and 2018.
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
See Notes 7, 11 and 12 to the Consolidated Financial Statements herein for additional required disclosures concerning the fair value measurement of our financial assets and liabilities.
Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 16 states in which we operate and combined or unitary income tax returns in 13 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We classify our deferred tax liabilities and assets as non-current on our Consolidated Balance Sheet.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in the financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheet.
On May 10, 2017, we filed amended federal returns for the tax years ending December 31, 2013, 2014 and 2015, which generated significant refunds. As a result, on July 18, 2017, we received notification that the Internal Revenue Service (“IRS”) selected our tax years ended December 31, 2013, 2014 and 2015 for a limited scope examination to verify the refunds due. The examinations are in progress, however, the timing of the conclusion of the audit is uncertain.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“the Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code. Effective as of January 1, 2018, the Tax Act established new tax laws, including but not limited to (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings; (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) limitations of certain executive compensation deductions; and (5) limitations or repeals of many business deductions and credits.
The analysis required by Staff Accounting Bulletin (“SAB”) 118 to determine the impact of the Tax Act was complete as of December 31, 2017. Return to provision adjustments recorded in the fourth quarter of 2018 resulted in additional favorable impact from the rate reduction as there were changes to the deferred balances recorded.
On December 21, 2018, we filed 3 Form 3115s, Application for Change in Accounting Method, and associated statements with the requesting consent to change the method of accounting for deferred revenue for our cemetery property and cemetery merchandise and service operations for the taxable year beginning January 1, 2018 and ending December 31, 2018. The application requesting a change in the method of accounting for recognizing advance payments received under preneed contracts for cemetery services and merchandise is to comply with Internal Revenue Code (I.R.C.) Sections 61, 451, and 471. The change in method of accounting for constructed and unconstructed cemetery property is to comply with I.R.C Sections 61, 451, 1001, 1012 and 460. The method changes filed are non-automatic and require IRS approval. The impact of the change in the method of accounting for deferred revenue will be recorded in the interim period in which the method changes are approved. The method changes are expected to be approved, but the timing of the approval is uncertain. Additionally, once approved the method changes will result in significant favorable deductions and will have a favorable impact on cash taxes paid during 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We do not have any unrecognized tax benefits recorded as of December 31, 2018 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.
See Note 18 to the Consolidated Financial Statements included herein for additional information concerning our income taxes.
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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax expense or benefit in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. For the years ended December 31, 2017 and 2018, the excess tax deficiency related to share-based payments was approximately $0.1 million and $0.8 million, respectively, recorded within Tax adjustment related to certain discrete items on our Consolidated Statements of Operations. Excess tax benefits or deficiencies related to share-based payments are included in operating cash flows.
Amounts withheld from restricted stock vestings and stock option exercises for the purpose of paying employee related taxes are presented as financing activities on our Consolidated Statement of Cash Flows. For the years ended December 31, 2016, 2017 and 2018, we withheld shares to pay employee taxes in the amount of $0.6 million, $0.5 million and $0.7 million. Prior to January 1, 2017, these amounts were presented as operating activities on our Consolidated Statement of Cash Flows.
See Note 19 to the Consolidated Financial Statements included herein for additional information on our stock-based compensation plans.
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our Convertible Notes (as defined in Note 14).
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
The fully diluted weighted average shares outstanding for the years ended December 31, 2016, 2017 and 2018, and the corresponding calculation of fully diluted earnings per share, included 0.5 million, 0.9 million and 0.3 million shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
See Note 21 to the Consolidated Financial Statements included herein for the computation of per share earnings for the fiscal years ended December 31, 2016, 2017 and 2018.
Correction of Immaterial Error
During the year ended December 31, 2017, we corrected an immaterial error related to 2013. The adjustment related to the correction of the deferred tax liability for the difference in book and tax basis of certain assets. The error had the impact of understating the deferred tax liability and overstating net income in 2013. Management evaluated the effect of the adjustment on previously issued interim and annual consolidated financial statements in accordance with the SEC's SAB No. 99 and SAB 108 and concluded that it was immaterial to the interim and annual periods. As a result, in accordance with SAB No. 108, we corrected our Consolidated Balance Sheet as of January 1, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The effect of this adjustment on our Consolidated Balance Sheet as of December 31, 2017 was as follows (dollars in thousands):

		December 31, 2017
		% Change
Increase in Deferred tax liability	$2,255	7.8%
Increase in Total liabilities	$2,255	0.3%
Decrease in Retained earnings	$2,255	3.7%
Decrease in Total stockholders' equity	$2,255	1.1%
This adjustment had no impact on our Consolidated Statements of Operations or Consolidated Statement of Cash Flows for the year ended December 31, 2017.
Related Party Transactions
Management evaluated reportable events and transactions that occurred between us and related persons during the year ended December 31, 2018. See Note 26 to the Consolidated Financial Statements included herein for additional information on our related party transactions.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2018 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
Topic 606 impacted our accounting for incremental selling costs, primarily commission costs, related to preneed cemetery merchandise and services and preneed funeral trust contracts. Under Topic 606, these costs are capitalized and amortized over the average maturity period for our preneed cemetery contracts and preneed funeral trust contracts. Previously, these costs were expensed in the period incurred. Our capitalized commissions on preneed contracts are included in Intangible and other non-current assets on our Consolidated Balance Sheet. See Note 13 to the Consolidated Financial Statements included herein for additional information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Topic 606 also impacted our classification of amounts due from customers for undelivered performance obligations. Under Topic 606 amounts due on our preneed funeral trust contracts and preneed cemetery merchandise and services contracts have been reclassified to reduce amounts reported as Deferred preneed funeral revenue and Deferred preneed cemetery revenue, respectively, on our Consolidated Balance Sheet. These amounts were previously reported as Accounts receivable and Preneed receivables on our Consolidated Balance Sheet.
The adoption of the provisions of this ASU did not have a material impact on our effective tax rate for the reporting period.
The following table presents the impact of the adoption of Topic 606 on our Consolidated Balance Sheet (in thousands):

	As of December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Assets
Accounts receivable, net of allowance for bad debts	$18,897	$20,267	$(1,370)
Preneed receivables, net of allowance for bad debts	$18,441	$29,825	$(11,384)
Intangible and other non-current assets	$2,717	$—	$2,717
Liabilities
Deferred preneed cemetery revenue, net	$45,997	$50,445	$(4,448)
Deferred preneed funeral revenue, net	$28,606	$36,912	$(8,306)
Deferred tax liability	$31,263	$30,635	$628
Stockholders’ equity:
Retained earnings	$71,680	$69,591	$2,089
The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Operations (in thousands, except per share data):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Field costs and expenses	$192,045	$191,984	$61
Income before income taxes	$18,266	$18,327	$(61)
Net income	$11,645	$11,687	$(42)

Basic earnings per common share:	$0.64	$0.64	$—
Diluted earnings per common share:	$0.63	$0.63	$—

Dividends declared per common share	$0.300	$0.300	$—
The following table presents the impact of the adoption of Topic 606 on our Consolidated Statement of Cash Flows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of Topic 606	Effect of Change
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized commissions on preneed contracts	$723	$—	$723
Changes in operating assets and liabilities that provided (required) cash:
Intangible and other non-current assets	$(662)	$—	$(662)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

(4)
Under Topic 606, certain costs incurred to obtain or fulfill a contract with a customer are capitalized. Beginning January 1, 2018, we capitalize selling costs related to undelivered preneed cemetery merchandise and services and preneed funeral trust contracts. Previously, these costs were expensed in the period incurred. We recorded a cumulative adjustment of $2.1 million to our opening Retained earnings, which consisted of a $2.8 million adjustment to our Intangible and other non-current assets and a $0.6 million adjustment to our Deferred tax liability on our Consolidated Balance Sheet on January 1, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Financial Instruments - Credit Losses
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
Leases
In February 2016, January 2018, July 2018, and December 2018, the FASB issued and amended ASU's related to Leases (Topic 842). These ASU's supersede the current lease accounting requirements for lessees and lessors within Topic 840, Leases. Lessees will be required to recognize all leases, including operating leases, on the balance sheet and record a liability to make lease payments and a corresponding right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term, recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within operating activities in the statement of cash flows. Accounting for lessors is substantially unchanged from current accounting principles. Lessees will be required to classify leases as either finance leases or operating leases. Initial balance sheet measurement is similar for both types of leases; however, expense recognition and amortization of ROU assets will differ.
This ASU provides optional practical expedients in transition. We expect to elect the ‘package of practical expedients’ that would allow us to carryforward the historical lease classification. We also expect to elect the use-of-hindsight practical expedient and to include both the lease and non-lease components as a single component. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify, which means leases with initial terms of 12 months or less will not be recorded on the balance sheet. We are substantially complete with our reassessment, and as a result, certain arrangements will no longer be considered a lease under Topic 842.
This ASU also provides an optional transition practical expedient that allows companies to adopt the ASU with a cumulative effect adjustment as of the beginning of the year of adoption with prior year comparative financial information and disclosures remaining as previously reported. We plan to elect this practical expedient and do not expect a material adjustment to beginning retained earnings. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2019.
While we continue to assess all of the effects of adoption of this ASU, we currently expect the following impact: i) the recognition of new ROU assets and lease liabilities on our balance sheet, which are expected to range from $15 million to $17 million; and ii) providing new disclosures regarding key information about leasing arrangements. We do not expect this ASU to have a material impact on our results of operations, cash flows, or liquidity measures, such as debt covenant ratios.
3. ACQUISITIONS
On July 10, 2018, we acquired two funeral home businesses, one in Fredericksburg, Virginia and one in Stafford, Virginia, for $29.2 million in cash. On August 21, 2018, we acquired a funeral home business in Cookeville, Tennessee for $2.8 million in cash. On August 28, 2018, we acquired a funeral home business in Knightdale, North Carolina for $6.0 million in cash.
For the acquisitions, we acquired substantially all the assets and assumed certain operating liabilities. The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not material to our reported results. The results of the acquired businesses are included in our results from the date of acquisition.

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
As of December 31, 2018, our accounting for our 2018 acquisitions is complete. See Note 13 to the Consolidated Financial Statements included herein for additional information on our intangible and other non-current assets.
During 2017, we acquired a funeral home business in Longmont, Colorado for $2.2 million in cash and we acquired a funeral home business in Loveland, Colorado for $2.3 million in cash. We also acquired five funeral home businesses on Long Island, New York for $23.0 million in cash.

The following table summarizes the breakdown of the purchase price allocation for the businesses acquired during 2017 (in thousands):

Purchase Price Allocation
Current assets	$180
Property, plant & equipment	12,195
Goodwill	12,469
Intangible and other non-current assets	3,309
Assumed liabilities	(63)
Obligations under capital lease	(590)
Purchase price	$27,500
The intangible and other non-current assets relate to the fair value of tradenames and agreements not-to-compete and the assumed liabilities relate to the obligations associated with certain financed automobiles we acquired.
The following table summarizes the fair value of the assets acquired for the businesses acquired during 2017 (in millions):

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
Our goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. Our intent is to perform the quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform the qualitative assessment during the remaining two years. For our 2018 annual impairment test, we performed a qualitative assessment. We determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual goodwill impairment test.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet for the years ended December 31, 2017 and 2018 (in thousands):

	December 31, 2017	December 31, 2018
Goodwill at the beginning of year	$275,487	$287,956
Increase in goodwill related to acquisitions	12,469	16,777
Decrease in goodwill related to impairments	—	(846)
Goodwill at the end of the year	$287,956	$303,887
5. DIVESTED OPERATIONS
During 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. During 2017, we sold a funeral home business in Kentucky for $0.6 million. During 2016, we sold a funeral home business in Tennessee for $1.35 million. We continually review locations to optimize the sustainable earning power and return on our invested capital. These reviews could entail selling certain non-strategic businesses.
The operating results of these divested businesses are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Year Ended December 31,
	2016	2017	2018
Revenue	$744	$605	$4,712

Operating income	314	277	1,130
Other, net(1)	(29)	191	(349)
Income tax provision	(112)	(187)	(246)
Net income from divested operations	$173	$281	$535

(1)	Reflects the net gain (loss) on disposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

For The Year Ended, December 31, 2018
	Funeral	Cemetery	Total
Services	$127,262	$11,342	$138,604
Merchandise	74,644	8,158	82,802
Cemetery property	—	29,451	29,451
Other revenue	8,819	8,316	17,135
Total	$210,725	$57,267	$267,992

For The Year Ended, December 31, 2017
	Funeral	Cemetery	Total
Services	$120,827	$11,765	$132,592
Merchandise	71,573	8,187	79,760
Cemetery property	—	28,286	28,286
Other revenue	8,486	9,015	17,501
Total	$200,886	$57,253	$258,139

For The Year Ended, December 31, 2016
	Funeral	Cemetery	Total
Services	$113,131	$11,230	$124,361
Merchandise	67,493	7,982	75,475
Cemetery property	—	29,735	29,735
Other revenue	8,777	9,852	18,629
Total	$189,401	$58,799	$248,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred Revenue
Deferred revenue is presented net of amounts due on undelivered preneed contracts shown below as of January 1, 2018 and December 31, 2018 (in thousands):

	January 1, 2018(1)	December 31, 2018
Contract liabilities:
Deferred preneed cemetery revenue	$54,690	$50,445
Less: Balances due on undelivered cemetery preneed contracts(2)	(4,594)	(4,448)
Deferred preneed cemetery revenue, net	$50,096	$45,997

Deferred preneed funeral revenue	$34,585	$36,912
Less: Balances due on undelivered funeral preneed contracts(3)	(7,934)	(8,306)
Deferred preneed funeral revenue, net	$26,651	$28,606

(1)	January 1, 2018 balances have been adjusted to reflect the cumulative effect of changes for the adoption of ASC 606.
(2)
In accordance with Topic 606, $1.4 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at both January 1, 2018 and December 31, 2018 and $3.2 million and $3.1 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at January 1, 2018 and December 31, 2018, respectively.

(3)
In accordance with Topic 606, $7.9 million and $8.3 million of preneed funeral receivables have been reclassified to reduce deferred preneed funeral revenue at January 1, 2018 and December 31, 2018, respectively.

Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled at December 31, 2018 was $4.4 million for preneed cemetery contracts and $8.3 million for preneed funeral contracts. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue for any given period. However, we estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral contracts.
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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2017 and 2018 were as follows (in thousands):

	December 31, 2017	December 31, 2018
Preneed cemetery trust investments, at market value	$75,992	$64,549
Less: allowance for contract cancellation	(2,139)	(2,117)
Preneed cemetery trust investments, net	$73,853	$62,432
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2018, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included as revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the year ended December 31, 2018. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 12 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2018 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$16,194	$—	$—	$16,194
Fixed income securities:
Foreign debt	2	3,802	43	(511)	3,334
Corporate debt	2	13,987	362	(1,026)	13,323
Preferred stock	2	11,068	54	(1,146)	9,976
Mortgage-backed securities	2	666	161	(14)	813
Common stock	1	24,867	903	(5,436)	20,334
Trust securities		$70,584	$1,523	$(8,133)	$63,974
Accrued investment income		$575			$575
Preneed cemetery trust investments					$64,549
Market value as a percentage of cost					90.6%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,116
Due in five to ten years	3,847
Thereafter	21,483
Total fixed income securities	$27,446
The cost and market values associated with preneed cemetery trust investments at December 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,132	$—	$—	$3,132
Fixed income securities:
Municipal bonds	2	—	—	—	—
Foreign debt	2	4,834	292	(193)	4,933
Corporate debt	2	18,238	1,184	(273)	19,149
Preferred stock	2	16,421	510	(588)	16,343
Mortgage-backed securities	2	1,018	249	(24)	1,243
Common stock	1	26,465	5,250	(2,460)	29,255
Mutual funds:
Fixed Income	2	1,198	50	(11)	1,237
Trust Securities		$71,306	$7,535	$(3,549)	$75,292
Accrued investment income		$700			$700
Preneed cemetery trust investments					$75,992
Market value as a percentage of cost					105.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$303
Due in one to five years	2,183
Due in five to ten years	5,376
Thereafter	33,806
Total fixed income securities	$41,668
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheet. We did not record any impairments in the year ended December 31, 2017 and 2018. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2018, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2018 are shown in the following tables (in thousands):

	December 31, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,140	$(245)	$895	$(266)	$3,035	$(511)
Corporate debt	9,918	(813)	443	(213)	10,361	(1,026)
Preferred stock	5,253	(399)	3,767	(747)	9,020	(1,146)
Mortgage-backed securities	—	—	51	(14)	51	(14)
Common stock	14,191	(4,012)	1,190	(1,424)	15,381	(5,436)
Total temporary impaired securities	$31,502	$(5,469)	$6,346	$(2,664)	$37,848	$(8,133)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 were as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Investment income	$2,250	$2,250	$1,596
Realized gains	2,141	2,218	4,546
Realized losses	(6,559)	(2,384)	(5,817)
Expenses and taxes	(1,266)	(1,308)	(907)
Net change in deferred preneed cemetery receipts held in trust	3,434	(776)	582
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the years ended December 31, 2016, 2017 and 2018 were as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Purchases	$(25,643)	$(21,966)	$(27,006)
Sales	25,846	14,002	39,180
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2017 and 2018 were as follows (in thousands):

	December 31, 2017	December 31, 2018
Preneed funeral trust investments, at market value	$93,341	$84,803
Less: allowance for contract cancellation	(2,659)	(2,729)
Preneed funeral trust investments, net	$90,682	$82,074
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2018, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the year ended December 31, 2018. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 12 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and fair market values associated with preneed funeral trust investments at December 31, 2018 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$31,375	$—	$—	$31,375
Fixed income securities:
U.S. treasury debt	1	1,319	3	(19)	1,303
Foreign debt	2	3,748	44	(503)	3,289
Corporate debt	2	14,195	294	(1,025)	13,464
Preferred stock	2	11,500	54	(1,194)	10,360
Mortgage-backed securities	2	772	168	(18)	922
Common stock	1	24,803	887	(5,389)	20,301
Mutual funds:
Fixed income	2	275	—	(29)	246
Other investments	2	3,006	—	—	3,006
Trust securities		$90,993	$1,450	$(8,177)	$84,266
Accrued investment income		$537			$537
Preneed funeral trust investments					$84,803
Market value as a percentage of cost					92.6%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$495
Due in one to five years	3,054
Due in five to ten years	3,816
Thereafter	21,973
Total fixed income securities	$29,338
The cost and market values associated with preneed funeral trust investments at December 31, 2017 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,349	$—	$—	$14,349
Fixed income securities:
U.S. treasury debt	1	1,490	10	(15)	1,485
Municipal bonds	2	—	—	—	—
Foreign debt	2	4,870	298	(189)	4,979
Corporate debt	2	18,963	1,197	(278)	19,882
Preferred stock	2	16,335	501	(585)	16,251
Mortgage-backed securities	2	1,187	263	(27)	1,423
Common stock	1	26,129	5,253	(2,468)	28,914
Mutual funds:
Fixed income	2	1,974	52	(48)	1,978
Other investments	2	3,341	—	—	3,341
Trust securities		$88,638	$7,574	$(3,610)	$92,602
Accrued investment income		$739			$739
Preneed funeral trust investments					$93,341
Market value as a percentage of cost					104.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$320
Due in one to five years	3,744
Due in five to ten years	5,782
Thereafter	34,174
Total fixed income securities	$44,020
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheet. We did not record any impairments in the year ended December 31, 2017 and 2018. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2018, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2018 are shown the the following tables (in thousands):

	December 31, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$1,181	$(19)	$1,181	$(19)
Foreign debt	2,180	(251)	850	(252)	3,030	(503)
Corporate debt	9,990	(814)	434	(211)	10,424	(1,025)
Preferred stock	5,967	(460)	3,673	(734)	9,640	(1,194)
Mortgage-backed securities	11	—	120	(18)	131	(18)
Common Stock	14,327	(4,035)	1,155	(1,354)	15,482	(5,389)
Mutual funds:
Fixed income	—	—	246	(29)	246	(29)
Total temporary impaired securities	$32,475	$(5,560)	$7,659	$(2,617)	$40,134	$(8,177)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 were as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Investment income	$2,344	$2,420	$1,623
Realized gains	2,287	2,386	6,662
Realized losses	(6,642)	(2,396)	(5,882)
Expenses and taxes	(1,174)	(1,290)	(885)
Net change in deferred preneed funeral receipts held in trust	3,185	(1,120)	(1,518)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the years ended December 31, 2016, 2017 and 2018 were as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Purchases	$(26,457)	$(21,954)	$(28,264)
Sales	27,425	14,463	39,955
8. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Other revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed.
Our cemetery financed receivables were comprised of the following at December 31, 2017 and December 31, 2018 (in thousands):

	December 31, 2017	December 31, 2018
Cemetery interment rights	$29,625	$27,728
Cemetery merchandise and services	10,849	9,516
Preneed cemetery receivables	$40,474	$37,244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our cemetery financed receivables presented on our Consolidated Balance Sheet at December 31, 2017 and December 31, 2018 are as follows (in thousands):

	December 31, 2017	December 31, 2018
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,779 and $2,405, respectively	$11,843	$11,676	(1)
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,922 and $4,049, respectively	28,631	25,568	(2)
Preneed cemetery receivables	$40,474	$37,244

(1)	In accordance with Topic 606, $1.4 million of cemetery accounts receivable has been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018.
(2)	In accordance with Topic 606, $3.1 million of preneed cemetery receivables has been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018.
The unearned finance charges associated with these receivables were $5.7 million and $4.6 million at December 31, 2017 and 2018, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.6% of the total receivables on recognized sales at December 31, 2018. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.
For the years ending December 31, 2017 and 2018, the change in the allowance for contract cancellations was as follows (in thousands):

	As of December 31,
	2017	2018
Beginning balance	$1,861	$2,019
Write-offs and cancellations	(1,298)	(1,357)
Provision	1,456	1,146
Ending balance	$2,019	$1,808
The aging of past due financing receivables as of December 31, 2018 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$642	$395	$143	$1,139	$2,319	$25,289	$27,608
Deferred revenue	274	165	53	289	781	8,855	9,636
Total contracts	$916	$560	$196	$1,428	$3,100	$34,144	$37,244
The aging of past due financing receivables as of December 31, 2017 was as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$1,140	$530	$155	$1,301	$3,126	$26,449	$29,575
Deferred revenue	380	171	63	392	1,006	9,893	10,899
Total contracts	$1,520	$701	$218	$1,693	$4,132	$36,342	$40,474
9. RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2017 and 2018, receivables from preneed trusts were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2017	December 31, 2018
Preneed trust funds, at cost	$15,759	$17,601
Less: allowance for contract cancellation	(472)	(528)
Receivables from preneed trusts, net	$15,287	$17,073
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2017 and 2018. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2018 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2018
Cash and cash equivalents	$4,172	$4,172
Fixed income investments	10,668	10,668
Mutual funds and common stocks	2,755	2,709
Annuities	6	6
Total	$17,601	$17,555
The composition of the preneed trust funds at December 31, 2017 was as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2017
Cash and cash equivalents	$3,903	$3,903
Fixed income investments	9,306	9,306
Mutual funds and common stocks	2,544	2,567
Annuities	6	6
Total	$15,759	$15,782
10. CONTRACTS FUNDED BY INSURANCE
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein, when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred. Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $371.5 million and $388.2 million at December 31, 2017 and 2018, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheet.
Generally, at the time of the sale of either the preneed insurance or preneed trust contract, the intent is that the beneficiary has made a commitment to assign the proceeds to us for the fulfillment of the service and merchandise obligations on the preneed contract at the time of need. However, this commitment is revocable and the proceeds from the policy are portable, so the customer can choose to use an alternative provider at the time of need.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2017 and 2018 were as follows (in thousands):

	December 31, 2017	December 31, 2018
Trust assets, at market value	$50,229	$44,071
Obligations due from trust	(373)	(577)
Care trusts’ corpus	$49,856	$43,494
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Other revenue. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At December 31, 2018, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including municipal bonds, foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2018. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 12 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2018 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$11,144	$—	$—	$11,144
Fixed income securities:
Foreign debt	2	2,872	27	(385)	2,514
Corporate debt	2	9,956	227	(730)	9,453
Preferred stock	2	8,141	37	(820)	7,358
Mortgage-backed securities	2	417	101	(9)	509
Common stock	1	15,562	542	(3,395)	12,709
Trust securities		$48,092	$934	$(5,339)	$43,687
Accrued investment income		$384			$384
Cemetery perpetual care investments					$44,071
Market value as a percentage of cost					90.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,635
Due in five to ten years	2,879
Thereafter	15,320
Total fixed income securities	$19,834

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We did not record any impairments in the year ended December 31, 2017 and 2018.
At December 31, 2018, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investments losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the year ended December 31, 2018 are shown in the following tables (in thousands):

	December 31, 2018
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,619	$(189)	$639	$(196)	$2,258	$(385)
Corporate debt	7,006	(587)	301	(143)	7,307	(730)
Preferred stock	3,586	(279)	2,787	(541)	6,373	(820)
Mortgage-backed securities	—	—	32	(9)	32	(9)
Common stock	9,010	(2,557)	733	(838)	9,743	(3,395)
Total temporary impaired securities	$21,221	$(3,612)	$4,492	$(1,727)	$25,713	$(5,339)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the year ended December 31, 2017 are shown in the following tables (in thousands):

	December 31, 2017
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	92	(3)	1,128	(131)	1,220	(134)
Corporate debt	2,621	(59)	555	(128)	3,176	(187)
Preferred stock	29	—	5,492	(411)	5,521	(411)
Mortgage-backed securities	76	(10)	16	(5)	92	(15)
Common stock	5,119	(991)	1,108	(604)	6,227	(1,595)
Mutual funds:
Fixed income	433	(10)	—	—	433	(10)
Total temporary impaired securities	$8,370	$(1,073)	$8,299	$(1,279)	$16,669	$(2,352)
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 were as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Realized gains	$872	$926	$1,364
Realized losses	(3,069)	(1,195)	(1,896)
Net change in Care trusts’ corpus	2,197	269	532
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue for the years ended December 31, 2016, 2017 and 2018 were as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Investment income	$6,451	$5,949	$5,934
Realized gains (losses), net	(434)	(838)	(1,355)
Total	$6,017	$5,111	$4,579
Purchases and sales of investments in the perpetual care trusts for the years ended December 31, 2016, 2017 and 2018 were as follows (in thousands):

	Year ended December 31,
	2016	2017	2018
Purchases	$(16,546)	$(13,923)	$(17,313)
Sales	16,534	8,899	25,786
12. FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 14) are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the Convertible Notes (as defined in Note 14) was approximately $6.2 million at December 31, 2018 based on the last traded or broker quoted price. The fair value of the Senior Notes (as defined in Note 14) was approximately $324.6 million at December 31, 2018 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement.
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

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2017 and 2018, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 7 and 11 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
13. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets at December 31, 2017 and 2018 were as follows (in thousands):

	December 31, 2017	December 31, 2018
Prepaid agreements not-to-compete, net of accumulated amortization of $6,051 and $6,672, respectively	$3,730	$4,048
Tradenames	14,372	17,635
Capitalized commissions on preneed contracts, net of accumulated amortization of $599	—	2,717
Other	15	25
Intangible and other non-current assets	$18,117	$24,425
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2016, 2017 and 2018, respectively. During the years ended December 31, 2017 and 2018, we increased prepaid agreements not-to-compete by $0.9 million and $0.8 million related to our 2017 and 2018 acquisitions described in Note 3 to the Consolidated Financial Statements included herein.
Our tradenames have indefinite lives and therefore are not amortized. During the years ended December 31, 2017 and 2018, we increased tradenames by $2.7 million and $3.3 million related to our 2017 and 2018 acquisitions described in Note 3 to the Consolidated Financial Statements included herein. During 2016, we recorded an impairment to tradenames of $145,000 related to a funeral home business held for sale as the carrying value exceeded fair value.We did not record an impairment to tradenames in the years ended December 31, 2017 and 2018. See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual indefinite-lived intangible asset impairment test.
Topic 606 impacted our accounting for selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. Under Topic 606, these costs are capitalized and amortized over the average maturity period for our preneed cemetery contracts and preneed funeral trust contracts. We estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral trust contracts. These costs are included in Intangible and other non-current assets on our Consolidated Balance Sheet at December 31, 2018. Previously, these costs were expensed in the period incurred. Amortization

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

expense for our capitalized commissions on preneed contracts was $0.6 million for the year ended December 31, 2018. See Note 2 to the Consolidated Financial Statements included herein for additional information on our opening balance sheet entry on January 1, 2018 to Intangible and other non-current assets related to these capitalized commissions on preneed contracts.
On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. We recorded a loss of approximately $125,000 in Other, net, for the write-off of capitalized commissions related to these three cemetery businesses. See Note 5 to the Consolidated Financial Statements included herein for additional information regarding the expired management agreement for these three cemetery businesses.
14. LONG-TERM DEBT
On April 25, 2018, we entered into an eighth amendment and commitment increase (the “Eighth Amendment”) to our former secured credit facility, dated as of August 30, 2012 (as amended, the “Former Credit Agreement”), which amended the Former Credit Agreement as follows:
(i) increase the aggregate revolving credit commitment to $200.0 million;
(ii) permit the Company to use the proceeds of revolving loans (a) to repay certain indebtedness; (b) for working capital and acquisitions; (c) to make certain capital expenditures; (d) to pay interest on certain subordinated indebtedness and refinancing indebtedness (subject to the satisfaction of certain terms and conditions); (e) to prepay, repay, purchase or redeem certain subordinated indebtedness; and (f) for general corporate purposes;
(iii) modify the maximum senior secured leverage ratio covenant; and
(iv) release the mortgage liens of the Administrative Agent on certain real property collateral located in a flood plain, among other things.
Following the effectiveness of the Eighth Amendment, the Former Credit Agreement was comprised of a $200.0 million revolving credit facility and a $150.0 million term loan. Under the Former Credit Agreement, as amended by the Eighth Amendment, we were required to comply with a covenant to maintain a maximum senior secured leverage ratio. We incurred $0.7 million in transaction costs related to the Eighth Amendment of our Former Credit Agreement, which were recorded in Net loss on early extinguishment of debt.
On May 7, 2018, we used the remaining capacity under the Former Credit Agreement from the Eighth Amendment to fund the cash consideration used in our privately-negotiated exchanges of approximately 80% of the then outstanding aggregate principal amount of our 2.75% convertible subordinated notes due March 15, 2021 (the “Convertible Notes”). We recognized (i) a net gain of $1.2 million related to the acquisition of our Convertible Notes; and (ii) a loss of $0.5 million related to transaction costs incurred for the acquisition of our Convertible Notes, all of which were recorded in Net loss on early extinguishment of debt. See Note 15 to the Consolidated Financial Statements included herein for further discussion of the acquisition of our Convertible Notes.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Senior Notes”). See Note 16 to the Consolidated Financial Statements included herein for further discussion of the sale of the Senior Notes.
On May 31, 2018, we used $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our Former Credit Agreement and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Agreement was retired and $2.0 million of letters of credit previously issued under the Former Credit Agreement were deemed issued under (and remain outstanding under) the New Credit Facility (as defined below). We did not incur any material early termination penalties in connection with the repayment of the Former Credit Agreement. In connection with the termination of the Former Credit Agreement, we recognized (i) a loss of $0.7 million related to the Eighth Amendment transaction costs; and (ii) a loss of $0.9 million of unamortized debt issuance costs related to the Former Credit Agreement, all of which were recorded in Net loss on early extinguishment of debt.
For the year ended December 31, 2018, we recognized a net loss of $0.9 million, which was recorded in Net loss on early extinguishment of debt and consisted of the following: (i) a loss of $1.6 million related to our Former Credit Agreement (discussed above); and (ii) a net gain of $0.7 million related to the acquisition of our Convertible Notes (discussed above).
On May 31, 2018, in connection with the issuance of the Senior Notes, we entered into a new $150.0 million senior secured revolving credit facility (the “New Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Our obligations under the New Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Credit Facility Guarantors”).
At closing of the New Credit Facility, we had no outstanding borrowings under the New Credit Facility and $148.0 million of availability after giving effect to the $2.0 million of letters of credit previously issued under the Former Credit Agreement that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were deemed issued under (and remain outstanding under) the New Credit Facility. The New Credit Facility includes an accordion feature allowing for future increases in the facility size by an additional amount of up to $75.0 million. The New Credit Facility matures on May 31, 2023.
On November 8, 2018, we entered into a first amendment (the “Amendment”) to the New Credit Facility. The Amendment (i) modified the definition of “EBITDA” in the New Credit Facility to increase from $1,000,000 to $2,000,000 the aggregate amount of severance costs that may be added back to Net Income (as defined in the New Credit Facility) when calculating EBITDA for any period, and (ii) modified the negative covenant restriction on Restricted Payments (as defined in the New Credit Facility) to permit us to acquire or purchase Equity Interests (as defined in the New Credit Facility) subject to the satisfaction of certain conditions and provided that, if before and after giving pro-forma effect to such acquisition or purchase the Total Leverage Ratio (as defined in the New Credit Facility) is (x) equal to or greater than 4.50 to 1.00 but less than or equal to 5.25 to 1.00, then the aggregate amount may not exceed $30,000,000 during the term of the New Credit Facility, and (y) less than 4.50 to 1.00, then the aggregate amount is unlimited.
We incurred $1.1 million in transactions costs related to our New Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
The New Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of our personal property assets and those of the Credit Facility Guarantors, and includes provisions which require us and such subsidiaries, upon the occurrence of an event of default under the New Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of our and the Credit Facility Guarantors' funeral operations.
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
Our long-term debt consisted of the following at December 31, 2017 and 2018 (in thousands):

	December 31, 2017	December 31, 2018
New Credit Facility	$—	$27,100
Revolving credit facility	92,000	—
Term loan	127,500	—
Acquisition debt	10,548	8,940
Debt issuance costs, net of accumulated amortization of $4,442 and $108	(967)	(955)
Less: current portion	(16,927)	(2,015)
Total long-term debt	$212,154	$33,070
As of December 31, 2018, we had outstanding borrowings under the New Credit Facility of $27.1 million. We had one letter of credit issued on November 30, 2018 and outstanding under the New Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of December 31, 2018, the prime rate margin was equivalent to 0.875% and the LIBOR margin was 1.875%. The weighted average interest rate on our New Credit Facility for the six months ended December 31, 2018 was 0.4%. For the six months ended June 30, 2018, the weighted average interest rate on our Former Credit Agreement was 4.0%.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the New Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any New Credit Facility Guarantors.
We were in compliance with the covenants contained in our New Credit Facility as of December 31, 2018, with a leverage ratio of 5.10 to 1.00 and a fixed charge coverage ratio of 1.84 to 1.00.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear interest at 0% and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years. Imputed interest expense related to our acquisition debt was $0.5 million, $0.9 million and $0.8 million for the years ended December 31, 2016, 2017 and 2018, respectively.
Amortization of debt issuance costs related to our New Credit Facility was $0.1 million for the year ended December 31, 2018. Amortization of debt issuance costs related to our Former Credit Agreement was $0.4 million, $0.3 million and $0.1 million for the years ended December 31, 2016, 2017 and 2018, respectively.
The aggregate maturities of our long-term debt for the next five years subsequent to December 31, 2018 and thereafter are as follows (in thousands):

Years ending December 31,
2019	$2,015
2020	1,298
2021	1,046
2022	553
2023	27,689
2024 and thereafter	3,439
Total	$36,040
15. CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of our Convertible Notes. The Convertible Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Convertible Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our exchange (the “Exchange”) of approximately $115.0 million in aggregate principal amount of Convertible Notes, which represented approximately 80% of the aggregate principal amount of our Convertible Notes then outstanding, in privately-negotiated exchange agreements with a limited number of convertible noteholders, for $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act. The cash portion of the exchange consideration was funded from our Former Credit Agreement as amended by the Eighth Amendment. Following the settlement of the Convertible Notes exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to $28.8 million. See Note 14 to the Consolidated Financial Statements included herein for further discussion of our Former Credit Agreement.
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes, which represented 78% of the aggregate principal amount of our Convertible Notes then outstanding for $22.9 million in cash (plus accrued interest of approximately $0.2 million totaling $23.0 million). The consideration for the repurchases was funded from our New Credit Facility. Following these repurchases, the aggregate principal amount of our Convertible Notes outstanding was reduced to $6.3 million.
We recognized a net gain of $1.7 million, which was recorded in Net loss on early extinguishment of debt, related to the May exchange and December repurchases of our Convertible Notes. The gain is composed of a difference of $3.1 million between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding each exchange and repurchase, as applicable, partially offset by a write-off of $1.4 million in unamortized debt issuance costs related to the exchange and repurchase of our Convertible Notes. The gain does not include the impact of any transaction costs we incurred to exchange and repurchase the Convertible Notes.
We incurred $0.9 million in transactions costs related to the exchange and repurchase of our Convertible Notes, of which $0.6 million was expensed and recorded in Net loss on early extinguishment of debt and $0.3 million was allocated to the equity component and recorded in Additional paid-in capital.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Convertible Notes as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $22.56 per share of common stock. The conversion rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

is subject to adjustment upon the occurrence of certain events, as described in the indenture governing the Convertible Notes. During 2017, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.05 per share to $0.075 per share. At December 31, 2018, the adjusted conversion rate of the Convertible Notes is 45.0228 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $22.21 per share of common stock.
Equity issuance costs are included in Additional paid-in capital on our Consolidated Balance Sheet and are not amortized. Additionally, the recognition of the Convertible Notes as two separate components results in a basis difference associated with the liability component which represents a temporary tax difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to Additional paid-in capital and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Convertible Notes. At December 31, 2018, the balance of our deferred tax liability related to our Convertible Notes was $0.1 million.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2017 and 2018 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2017	December 31, 2018
Long-term liabilities:
Principal amount	$143,750	$6,346
Unamortized discount of liability component	(17,559)	(560)
Convertible Notes issuance costs, net of accumulated amortization of $1,877 and $106, respectively	(1,750)	(54)
Carrying value of the liability component	$124,441	$5,732

Carrying value of the equity component	$17,973	$789
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2017 and 2018.
The fair value of the Convertible Notes, which are Level 2 measurements, was $6.2 million at December 31, 2018.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million, $4.0 million and $1.9 million for the years ended December 31, 2016, 2017 and 2018, respectively. Accretion of the discount on the Convertible Notes was $3.9 million, $4.3 million and $2.2 million for the years ended December 31, 2016, 2017 and 2018, respectively. Amortization of debt issuance costs related to our Convertible Notes was $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2016, 2017 and 2018, respectively.
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 26 month of the Convertible Notes. The effective interest rate on the unamortized debt discount for the years ended December 31, 2017 and 2018 was 11.3% and 11.4%, respectively. The effective interest rate on the unamortized discount and the debt issuance costs for both years ended December 31, 2017 and 2018 was 3.2%.
The aggregate maturities of our Convertible Notes for the five years subsequent to December 31, 2018 are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2019	$—	$(242)	$(242)
2020	—	(270)	(270)
2021	6,346	(48)	6,298
2022	—	—	—
2023	—	—	—
Total	$6,346	$(560)	$5,786

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. SENIOR NOTES
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S under the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our Former Credit Agreement and intend to use the remaining net proceeds for general corporate purposes, including acquisitions. We incurred $1.4 million in transaction costs related to the Senior Notes. See Note 14 to the Consolidated Financial Statements included herein for further discussion of the repayment of our Former Credit Agreement.
The Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018 to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by certain of our existing subsidiaries.
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
If a “change of control” occurs, holders of the Senior Notes will have the option to require us to purchase for cash all or a portion of their Senior Notes at a price equal to 101% of the principal amount of the Senior Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes, plus accrued and unpaid interest.
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 89 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for year ended December 31, 2018 was 6.87% and 6.69%, respectively.
The carrying value of the Senior Notes at December 31, 2018 are reflected in our Consolidated Balance Sheet as follows (in thousands):

December 31, 2018
Long-term liabilities:
Principal amount	$325,000
Debt discount, net of accumulated amortization of $273	(4,602)
Debt issuance costs, net of accumulated amortization of $77	(1,290)
Carrying value of the Senior Notes	$319,108
The fair value of the Senior Notes, which are Level 2 measurements, was $324.6 million at December 31, 2018.
Interest expense on the Senior Notes included contractual coupon interest expense of $12.6 million for the year ended December 31, 2018. Amortization of the debt discount on the Senior Notes was $0.3 million for the year ended December 31, 2018 and amortization of debt issuance costs on the Senior Notes was $0.1 million for the year ended December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate maturities of our Senior Notes for the five years subsequent to December 31, 2018 are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2019	$—	$(493)	$(493)
2020	—	(528)	(528)
2021	—	(565)	(565)
2022	—	(605)	(605)
2023	—	(648)	(648)
Thereafter	325,000	(1,763)	323,237
Total	$325,000	$(4,602)	$320,398
17. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to nineteen years. Certain of these leases provide for an annual rent adjustment and contain options for renewal. Rent expense totaled $6.1 million, $6.1 million and $6.0 million for the years ended December 31, 2016, 2017 and 2018, respectively. Assets acquired under capital leases are included in Property, plant and equipment in our accompanying Consolidated Balance Sheet in the amount of $6.6 million in 2017 and $6.2 million in 2018, net of accumulated depreciation. Capital lease obligations are included in the current portion and non-current portion of long-term debt and capital lease obligations in our Consolidated Balance Sheet. At December 31, 2018, future minimum lease payments under non-cancelable lease agreements were as follows (in millions):

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
Years ending December 31,
2019	$3.7	$0.9
2020	3.2	0.8
2021	2.7	0.8
2022	0.5	0.8
2023	0.3	0.9
Thereafter	1.1	7.1
Total future minimum lease payments	$11.5	$11.3
Less: amount representing interest (rates ranging from 7.0% to 11.5%)		(4.9)
Less: current portion of obligations under capital leases		(0.3)
Long-term obligations under capital leases		$6.1
Non-Compete, Consulting and Employment Agreements
We have various non-compete agreements with former owners and employees. These agreements are generally for one to ten years and provide for periodic future payments over the term of the agreements.
We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to five years and provide for bi-weekly or monthly payments.
We have employment agreements with certain of our executive officers and senior leadership. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2018, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in millions):

	Non-Compete	Consulting	Employment(a)	Total
Years ending December 31,
2019	$1.9	$0.9	$1.9	$4.7
2020	1.6	0.7	1.2	3.5
2021	1.5	0.6	0.9	3.0
2022	1.1	0.4	0.8	2.3
2023	0.7	0.2	0.7	1.6
Thereafter	1.3	—	0.2	1.5
Total	$8.1	$2.8	$5.7	$16.6

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term of five years.
401(K) Plan
We sponsor a defined contribution plan (401K) for the benefit of our employees. Matching contributions and plan administrative expenses totaled $1.8 million, $1.9 million and $2.1 million for 2016, 2017 and 2018, respectively. We do not offer any post-retirement or post-employment benefits.
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
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees. Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq. On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act. On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement. In February 2019, a Class Action Settlement Agreement was fully executed, which will be submitted to the Court for preliminary approval. We anticipate that the Court will preliminarily approve the Class Action Settlement Agreement in 2019. If the Class Action Settlement Agreement is preliminarily approved by the Court, the class claims process will then proceed. At December 31, 2018, we have accrued $650,000 for the estimated settlement amount related to this case.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

18. INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2016, 2017 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
	2016	2017	2018
Current:
U. S. federal provision	$6,609	$6,425	$1,489
State provision	1,195	815	1,309
Total current provision	$7,804	$7,240	$2,798
Deferred:
U. S. federal provision (benefit)	$3,475	$(12,881)	$2,831
State provision	1,381	1,230	992
Total deferred provision (benefit)	$4,856	$(11,651)	$3,823
Total income tax provision (benefit)	$12,660	$(4,411)	$6,621
A reconciliation of taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2016, 2017 and 2018 is as follows (dollars in thousands):

	Year Ended December 31,
	2016		2017		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$11,300	35.0%	$11,474	35.0%	$3,834	21.0%
Effect of state income taxes, net of federal benefit	1,127	3.5	1,304	4.0	1,776	9.7
Effect of non-deductible expenses and other, net	213	0.7	(36)	(0.1)	1,451	7.9
Change in valuation allowance	20	0.1	23	0.1	26	0.1
Re-measurement of deferred taxes due to tax reform	—	—	(17,176)	(52.4)	(466)	(2.5)
Total	$12,660	39.3%	$(4,411)	(13.5)%	$6,621	36.2%
On May 10, 2017, we filed amended federal returns for the tax years ending December 31, 2013, 2014 and 2015, which generated significant refunds. As a result, on July 18, 2017, we received notification that the IRS selected our tax years ended December 31, 2013, 2014 and 2015 for a limited scope examination to verify the refunds due. The examinations are in process, however, the timing of the conclusion of the audit is uncertain. The federal statute is still open for our 2016 tax year.
On December 21, 2018, we filed 3 Form 3115s, Application for Change in Accounting Method, and associated statements with the requesting consent to change the method of accounting for deferred revenue for our cemetery property and cemetery merchandise and service operations for the taxable year beginning January 1, 2018 and ending December 31, 2018. The application requesting a change in the method of accounting for recognizing advance payments received under preneed contracts for cemetery services and merchandise is to comply with Internal Revenue Code (I.R.C.) Sections 61, 451, and 471. The change in method of accounting for constructed and unconstructed cemetery property is to comply with I.R.C Sections 61, 451, 1001, 1012 and 460. The method changes filed are non-automatic and require IRS approval. The impact of the change in the method of accounting for deferred revenue will be recorded in the interim period in which the method changes are approved. The method changes are expected to be approved but the timing of the approval is uncertain. Additionally, once approved the method changes will result in significant favorable deductions and will have a favorable impact on cash taxes paid during 2019.
We do not have any unrecognized tax benefits recorded as of December 31, 2018 and we do not anticipate a material change in our unrecognized tax benefits during the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2017 and 2018 were as follows (in thousands):

	Year Ended December 31,
	2017	2018
Deferred income tax assets:
Net operating loss carryforwards	$1,978	$1,569
Tax credit carryforwards	133	133
State bonus depreciation	494	970
Accrued liabilities and other	6,136	7,544
Amortization of non-compete agreements	873	1,135
Preneed liabilities, net	5,239	4,242
Total deferred income tax assets	14,853	15,593
Less valuation allowance	(244)	(276)
Total deferred income tax assets	$14,609	$15,317
Deferred income tax liabilities:
Depreciation and amortization	$(41,447)	$(46,205)
Convertible subordinated notes due 2021	(4,096)	(131)
Prepaids and other	(225)	(244)
Total deferred income tax liabilities	(45,768)	(46,580)
Total net deferred tax liabilities	$(31,159)	$(31,263)
Current deferred tax asset	$—	$—
Non-current deferred tax liabilities	(31,159)	(31,263)
Total net deferred tax liabilities	$(31,159)	$(31,263)
Our deferred tax assets and liabilities, along with related valuation allowances are classified as non-current on our Consolidated Balance Sheet at December 31, 2017 and 2018.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. Effective as of January 1, 2018, the Tax Act established new tax laws, including but not limited to (1) a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; (2) a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); (3) a limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks; (4) limitations of certain executive compensation deductions; and (5) limitations or repeals of many business deductions and credits.
The analysis required by SAB 118 to determine the impact of the Tax Act was complete as of December 31, 2017. Return to provision adjustments recorded in the fourth quarter of 2018 resulted in additional favorable impact from the rate reduction as there were changes to the deferred balances recorded.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized an immaterial net increase in our valuation allowance during 2018 and 2017.
For federal income tax reporting purposes, we have no net operating loss carryforwards. For state reporting purposes, we have $31.2 million of net operating loss carryforwards that will expire between 2019 and 2037, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2018 was attributable to the deferred tax asset related to a portion of the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheet.
At December 31, 2018, no uncertain tax positions were identified and we do not anticipate a material change to our unrecognized tax benefits during the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Unrecognized tax benefit at beginning of year	$814	$—	$—
Reductions based on tax positions related to the prior year	(17)	—	—
Reductions for tax year 2011 federal audit	(568)	—	—
Reductions based on tax positions related to the current year	(229)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	—	—	—
Unrecognized tax benefit at end of year	$—	$—	$—
19. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 22,622,242 and 25,703,490 shares issued and outstanding, net of 6,523,370 and 7,625,339 shares held in treasury at par, at December 31, 2017 and 2018, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2018, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at December 31, 2018 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding
Amended and Restated 2006 Plan	—		—	1,341
2017 Plan	2,263	(1)	2,075	182
Total	2,263		2,075	1,523

(1)
Amount includes approximately 708,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

Restricted Stock
During 2018, we issued restricted stock to certain employees totaling 86,260 shares that vest over a three year period and had an aggregate grant date market value of $2.2 million. In 2017, a total of 27,250 shares of restricted stock were awarded with a grant date market value of $0.8 million. In 2016, a total of 16,900 shares of restricted stock were awarded with a grant date market value of $0.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the status of unvested restricted stock as of December 31, 2018, and changes during 2018, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2018	54	$24.09
Awards	86	25.18
Vestings	(32)	22.68
Cancellations	(20)	25.41
Unvested at December 31, 2018	89	$25.38
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $0.7 million, $0.7 million and $0.8 million in 2016, 2017 and 2018, respectively.
As of December 31, 2018, we had $2.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2 years.
Stock Options
During 2018, we granted 212,940 options to our leadership team and certain key employees at a weighted average exercise price of $25.43. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was $1.4 million. In 2017, a total of 461,700 stock options were awarded, the fair value of which was $3.3 million. In 2016, a total of 235,500 stock options were awarded, the fair value of which was $1.3 million.
Options are granted with an exercise price equal to the closing price of our common stock on the date of grant. All of the options granted under this plan have either five, seven or ten-year terms. We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options were calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2016, 2017 and 2018:

	2016	2017	2018
Dividend yield	0.50%	0.75%	1.18%
Expected volatility	31.21%	29.29%	27.08%
Risk-free interest rate	1.23%	1.95%	2.65%
Expected holding period (years)	5.0	5.0	5.0
A summary of the stock options at December 31, 2016, 2017 and 2018 and changes during the three years ended December 31, 2018 is presented in the table and narrative below (shares in thousands):

	Year Ended December 31,
	2016		2017		2018
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	1,695	$18.95	1,650	$19.18	1,934	$20.85
Adjustment to beginning balance	18	$18.94	—	$—	—	$—
Granted	236	$20.06	462	$26.56	213	$25.43
Exercised	(112)	$13.76	(159)	$19.81	(459)	$17.73
Canceled or expired	(187)	$21.30	(19)	$23.17	(165)	$25.34
Outstanding at end of year	1,650	$19.18	1,934	$20.85	1,523	$21.95
Exercisable at end of year	1,106	$18.21	1,225	$18.68	1,001	$20.29
The aggregate intrinsic value of the outstanding and exercisable stock options were both $1.0 million at December 31, 2018. The total intrinsic value of options exercised during 2016, 2017 and 2018 totaled $1.2 million, $1.0 million and $3.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The total fair value of stock options vested during 2016, 2017 and 2018 totaled $2.8 million, $1.5 million and $1.5 million, respectively. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $1.7 million, $1.5 million and $1.0 million in 2016, 2017 and 2018, respectively.
As of December 31, 2018, there was $2.4 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted average period of approximately 3.3 years.
The following table further describes our outstanding stock options at December 31, 2018:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/18	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/18	Weighted-Average Exercise Price
$4.78 - $5.94	105,603	2.50	$5.66	105,603	$5.66
$16.73 - $20.49	468,427	2.46	$20.29	382,627	$20.34
$22.58 - $26.93	949,100	6.11	$24.58	513,040	$23.26
$4.78 - $26.93	1,523,130	4.74	$20.85	1,001,270	$20.29
Performance Awards
During 2018, we granted 113,320 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was $2.9 million and was determined by using the stock price on the grant date of $25.43. During 2017, we granted 105,540 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was $2.8 million and was determined by using the weighted average stock price on the grant date of $26.56. During 2016, we granted 73,700 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was approximately $1.6 million and was determined by using a Monte-Carlo simulation pricing model.
These awards will vest over a five year period, provided that certain criteria, including but not limited to, Adjusted Consolidated EBITDA (Adjusted Earnings Before Interest Tax Depreciation and Amortization) and Adjusted Consolidated EBITDA Margin performance is achieved and the individual has remained continuously employed by Carriage through such date. The Adjusted Consolidated EBITDA performance represents 50% of the award and the Adjusted Consolidated EBITDA Margin performance represents 50% of the award.
On November 29, 2018, we cancelled all the Performance Award Agreements previously awarded to all individuals in 2016, 2017 and 2018, which resulted in a write-off of $3.3 million. Prior to such cancellation, each of the Agreements provided for contingent compensation, which was payable to such individuals in shares of common stock, based on our performance over a five-year period from the date of grant.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $0.2 million, $0.7 million and $4.4 million in 2016, 2017 and 2018, respectively. The 2018 expense includes the write-off due to the cancellation of the performance awards.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter). In 2018, employees purchased a total of 49,938 shares at a weighted average price of $18.56 per share. In 2017, employees purchased a total of 43,808 shares at a weighted average price of $22.43 per share. In 2016, employees purchased a total of 44,774 shares at a weighted average price of $19.48 per share.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for our ESPP of approximately $234,000, $244,000 and $246,000 in 2016, 2017 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values of the right (option) to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	2016	2017	2018
Dividend yield	0.6%	0.9%	1.4%
Expected volatility	25%	19%	21%
Risk-free interest rate	0.22%, 0.49%,0.55%, 0.61%	0.53%, 0.65%,0.77%0.89%	1.44%, 1.61%,1.72%1.83%
Expected life (years)	.25, .50, .75, 1.00	.25, .50, .75, 1.00	.25, .50, .75, 1.00
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
Pursuant to the revised Director Compensation Policy described above, for the year ended December 31, 2018, we granted 7,403 shares of our common stock to three Directors, which were valued at $151,928 at a weighted average stock price of $20.52.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers and restricted stock awards of $0.4 million, $0.4 million and $0.5 million in 2016, 2017 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash Dividends
On October 25, 2017, our Board approved an increase in our quarterly dividend on our common stock from $0.050 to $0.075 per share, effective with respect to dividends payable on December 1, 2017 and later.
For the years ended December 31, 2017 and 2018, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
September 1st	$0.075	$1,436
December 1st	$0.075	$1,437

2017	Per Share	Dollar Value
March 1st	$0.050	$833
June 1st	$0.050	$835
September 1st	$0.050	$835
December 1st	$0.075	$1,206
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2017	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(17,741)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	17,741
Balance at December 31, 2018	$—
20. SHARE REPURCHASE PROGRAM
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
During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2018, we had approximately $8.3 million available for repurchase under our share repurchase program.
During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At December 31, 2017, we had approximately $26.0 million available for repurchase under our share repurchase program.

On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. The purchase of these shares was made pursuant to a privately-negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price we paid for these shares was the stock's trading price at the time of the transaction. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining. See Note 26 to our Consolidated Financial Statements included herein for additional information on our related party transactions.
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
The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2016, 2017 and 2018 (in thousands, except per share data):

	Year Ended December 31,
	2016	2017	2018
Numerator for basic and diluted earnings per share:
Net income	$19,581	$37,193	$11,645
Less: Earnings allocated to unvested restricted stock	(89)	(135)	(57)
Income attributable to common stockholders	$19,492	$37,058	$11,588

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,515	16,438	17,971
Effect of dilutive securities:
Stock options	454	336	66
Convertible subordinated notes	491	941	337
Denominator for diluted earnings per common share - weighted average shares outstanding	17,460	17,715	18,374

Basic earnings per common share	$1.18	$2.25	$0.64
Diluted earnings per common share	$1.12	$2.09	$0.63
The fully diluted weighted average shares outstanding for the years ended December 31, 2016, 2017 and 2018, and the corresponding calculation of fully diluted earnings per share, included 0.5 million, 0.9 million and 0.3 million shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
For the years ended December 31, 2017 and 2018, approximately 354,000 and 1,661,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. There were no options excluded in the computation of diluted earnings per share for the years ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, operating income (loss), income (loss) before income taxes, depreciation and amortization, interest expense, income tax expense (benefit), total assets, long-lived assets, capital expenditures and number of operating locations by segment (in thousands, except number of operating locations):

	Funeral	Cemetery	Corporate	Consolidated
Revenue:
2018	$210,725	$57,267	$—	$267,992
2017	200,886	57,253	—	258,139
2016	189,401	58,799	—	248,200
Operating income (loss):
2018	$60,881	$15,066	$(32,640)	$43,307
2017	61,369	15,430	(27,858)	48,941
2016	61,620	18,030	(29,446)	50,204
Income (loss) before income taxes:
2018	$59,912	$15,349	$(56,995)	$18,266
2017	60,634	15,852	(43,704)	32,782
2016	61,163	18,400	(47,322)	32,241
Depreciation and amortization:
2018	$10,726	$4,891	$1,813	$17,430
2017	9,785	4,589	1,605	15,979
2016	8,891	5,028	1,502	15,421
Interest expense:
2018	$1,339	$—	$19,770	$21,109
2017	1,170	2	11,776	12,948
2016	826	3	10,909	11,738
Income tax expense (benefit):
2018	$21,717	$5,564	$(20,660)	$6,621
2017	(8,159)	(2,133)	5,881	(4,411)
2016	24,019	7,226	(18,585)	12,660
Total assets:
2018	$686,470	$226,475	$4,557	$917,502
2017	665,483	251,243	4,807	921,533
2016	634,145	241,621	9,303	885,069
Long-lived assets:
2018	$572,916	$89,654	$1,538	$664,108
2017	537,282	90,292	2,124	629,698
2016	509,361	89,767	2,548	601,676
Capital expenditures:
2018	$8,296	$3,989	$1,241	$13,526
2017	9,835	5,283	1,277	16,395
2016	17,411	4,962	731	23,104
Number of operating locations at year end:
2018	182	29	—	211
2017	178	32	—	210
2016	170	32	—	202

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. SUPPLEMENTARY DATA
Balance Sheet
The detail of certain balance sheet accounts as of December 31, 2017 and 2018 is as follows (in thousands):

	December 31,
	2017	2018
Other current assets:
Federal income tax receivable	$—	$923
State income tax receivable	889	422
Other current assets	97	210
Total other current assets	$986	$1,555

Current portion of long-term debt and capital lease obligations
Term note	$15,000	$—
Acquisition debt	1,927	2,015
Capital leases	324	312
Total current portion of long-term debt and capital lease obligations	$17,251	$2,327

Other current liabilities:
Income taxes payable	$1,120	$962
Deferred rent	241	274
Total other current liabilities	$1,361	$1,236

Accrued liabilities:
Accrued salaries and wages	$2,643	$4,088
Accrued incentive compensation	6,412	7,395
Accrued vacation	2,417	2,358
Accrued insurance	1,832	3,188
Accrued interest	1,271	1,856
Accrued ad valorem and franchise taxes	1,003	904
Accrued commissions	461	441
Other accrued liabilities	1,520	1,178
Total accrued liabilities	$17,559	$21,408

Other long-term liabilities:
Deferred rent	$966	$692
Incentive compensation	1,287	1,563
Contingent consideration	1,125	878
Total other long-term liabilities	$3,378	$3,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2017 and 2018 (in thousands, except earnings per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Revenue	$73,387	$63,847	$64,241	$66,517
Gross profit	24,188	16,825	17,114	17,820
Net income (loss)	$9,356	$2,747	$2,200	$(2,658)
Basic earnings per common share: (a)	$0.58	$0.15	$0.11	$(0.14)
Diluted earnings per common share: (a)	$0.52	$0.15	$0.11	$(0.14)

2017
Revenue	$68,157	$63,852	$61,054	$65,076
Gross profit	23,092	18,667	15,480	19,560
Net income	$7,084	$4,410	$3,038	$22,661
Basic earnings per common share: (a)	$0.42	$0.26	$0.18	$1.41
Diluted earnings per common share: (a)	$0.39	$0.24	$0.17	$1.31

(a)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for 2017 and 2018 due to rounding.

25. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2016	2017	2018
Cash paid for interest and financing costs	$10,366	$11,092	$18,858
Cash paid for taxes	10,874	5,902	3,543
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	3,275	6,854	6,563
26. RELATED PARTY TRANSACTIONS
On August 18, 2017, we purchased 100,000 shares of our common stock from Melvin C. Payne, our Chairman of the Board and Chief Executive Officer. These shares had been held by Mr. Payne prior to such repurchase for over one year. The purchase of these shares was made pursuant to a privately-negotiated transaction at a price of $23.85 per share for a total purchase price of $2.4 million. The purchase price we paid for these shares was the stock's trading price at the time of the transaction. These shares are currently held as treasury shares. This purchase was not a part of the share repurchase program approved by the Board on February 25, 2016. The repurchase of the shares held by Mr. Payne was approved in advance by our Board, with Mr. Payne abstaining.
On December 13, 2017, we purchased real estate totaling $0.3 million for funeral home expansion projects from an employee at fair market value.
27. SUBSEQUENT EVENTS
On February 20, 2019, we entered into a Fourth Amendment to Second Amended and Restated Employment Agreement (the “Amendment”) with Mel Payne, the Company’s Chief Executive Officer. The Amendment amends the employment term and annual base salary of Mr. Payne to March 31, 2024 and $777,000, respectively.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2016:
Allowance for bad debts, current portion	$729	$1,155	$1,138	$746
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,042	$943	$819	$2,166
Employee severance accruals	$280	$3,641	$2,404	$1,517
Valuation allowance of the deferred tax asset	$189	$20	$—	$209

Year ended December 31, 2017:
Allowance for bad debts, current portion	$746	$1,248	$1,159	$835
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,166	$950	$838	$2,278
Employee severance accruals	$1,517	$571	$2,088	$—
Valuation allowance of the deferred tax asset	$209	$35	$—	$244

Year ended December 31, 2018:
Allowance for bad debts, current portion	$835	$1,111	$1,177	$769
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,278	$730	$857	$2,151
Employee severance accruals	$—	$1,649	$508	$1,141
Valuation allowance of the deferred tax asset	$244	$32	$—	$276

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.
The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2018, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board

/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Principal Financial Officer and Secretary
February 28, 2019

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2018, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by Item 10 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,523,130	$21.95	2,075,073
Equity compensation plans not approved by security holders	—	—	—
Total	1,523,130	$21.95	2,075,073

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference to the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders, which proxy statement will be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the last fiscal year.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:
(2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	105
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2019 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

4.2
Indenture, dated as of May 31, 2018, among the Company, the Guarantors and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2018.

4.3	Form of 6.625% Senior Notes due 2026. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 31, 2018.

4.4	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

4.5
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014. †

4.6
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013. †

4.7
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018).

4.8
First Amendment to the Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018).

4.9	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

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

10.9
Eighth Amendment and Commitment Increase to Credit Agreement, dated April 25. 2018, by and among the Company, Bank of America, N.A., as Administrative Agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018.

10.10
Credit Agreement, dated May 31, 2018, among the Company, the financial institutions party thereto, as lenders and Bank of America, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2018.

10.11
First Amendment to Credit Agreement dated as of November 8, 2018, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2018.

10.12
Second Amended and Restated Employment Agreement dated March 14, 2012 between Carriage Services, Inc. and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2012. †

10.13
First Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated March 3, 2014. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2014. †

10.14	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.15	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.16	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.17	Employment Agreement with Shawn R. Phillips dated January 4, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.18	Employment Letter with Shawn R. Phillips dated March 14, 2012. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.19	Employment Agreement with Paul D. Elliott dated August 31, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q dated March 31, 2013. †

10.20	Form of Employee Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012. †

10.21	Form of Director Performance-Based Stock Award Agreement. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

10.22	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

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

10.26
Retirement and Release Agreement dated effective September 30, 2016 between Carriage Services, Inc. and David J. DeCarlo. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2016. †

10.27
Second Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of March 21, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2017. †

10.28
Third Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of May 12, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2017. †

10.29
Fourth Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of February 20, 2019. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2019. †

10.30
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.31
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.32
Form of Employee Performance Share Unit Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.33
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.34	Form of Exchange Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 3, 2018.

10.35	Form of Notes Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2018.

10.36	Release and Separation Agreement by and between Carriage Services, Inc. and Mark R. Bruce, dated effective November 1, 2018.* †

10.37
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 26, 2019. †

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2019.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	February 28, 2019

/s/ Viki K. Blinderman	Senior Vice President, Principal Financial Officer and Secretary	February 28, 2019
Viki K. Blinderman	(Principal Financial Officer)

/s/ Adeola Olaniyan	Corporate Controller and Principal Accounting Officer	February 28, 2019
Adeola Olaniyan

/s/ Donald D. Patteson Jr.	Director	February 28, 2019
Donald D. Patteson Jr.

/s/ James R. Schenck	Director	February 28, 2019
James R. Schenck

/s/ Barry K. Fingerhut	Director	February 28, 2019
Barry K. Fingerhut

/s/ Bryan D. Leibman	Director	February 28, 2019
Bryan D. Leibman

/s/ Douglas Meehan	Director	February 28, 2019
Douglas Meehan