Form 10-Q
period 2019-03-31
CARRIAGE SERVICES INC
filed 2019-05-02
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________  to   ____________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	CSV	New York Stock Exchange

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 26, 2019 was 18,203,066.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2018	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$644	$674
Accounts receivable, net	18,897	17,732
Inventories	6,751	6,815
Prepaid and other current assets	3,011	2,063
Total current assets	29,303	27,284
Preneed cemetery trust investments	62,432	67,742
Preneed funeral trust investments	82,074	87,013
Preneed receivables, net	18,441	18,610
Receivables from preneed trusts	17,073	17,058
Property, plant and equipment, net	260,838	259,594
Cemetery property, net	74,958	75,156
Goodwill	303,887	303,887
Intangible and other non-current assets, net	24,425	24,311
Operating lease right-of-use assets	—	15,887
Cemetery perpetual care trust investments	44,071	47,970
Total assets	$917,502	$944,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,015	$2,083
Current portion of finance lease obligations	312	299
Current portion of operating lease obligations	—	2,653
Accounts payable	9,987	7,093
Accrued and other liabilities	22,644	21,352
Total current liabilities	34,958	33,480
Long-term debt, net of current portion	6,925	6,470
Credit facility	26,145	20,099
Convertible subordinated notes due 2021	5,732	5,796
Senior notes due 2026	319,108	319,261
Obligations under finance leases, net of current portion	6,143	6,073
Obligations under operating leases, net of current portion	—	13,990
Deferred preneed cemetery revenue	45,997	46,151
Deferred preneed funeral revenue	28,606	28,569
Deferred tax liability	31,263	32,254
Other long-term liabilities	3,133	1,771
Deferred preneed cemetery receipts held in trust	62,432	67,742
Deferred preneed funeral receipts held in trust	82,074	87,013
Care trusts’ corpus	43,494	47,734
Total liabilities	696,010	716,403
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 25,703,490 and 25,828,405 shares issued at December 31, 2018 and March 31, 2019, respectively	257	258
Additional paid-in capital	243,849	243,940
Retained earnings	71,680	78,205
Treasury stock, at cost; 7,625,339 shares at December 31, 2018 and March 31, 2019	(94,294)	(94,294)
Total stockholders’ equity	221,492	228,109
Total liabilities and stockholders’ equity	$917,502	$944,512
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2018	2019
Revenue:
Service revenue	$38,685	$36,652
Property and merchandise revenue	30,184	28,579
Other revenue	4,518	3,850
	73,387	69,081
Field costs and expenses:
Cost of service	18,617	18,097
Cost of merchandise	23,123	22,261
Cemetery property amortization	908	849
Field depreciation expense	2,865	3,085
Regional and unallocated funeral and cemetery costs	3,281	2,789
Other expenses	405	400
	49,199	47,481
Gross profit	24,188	21,600
Corporate costs and expenses:
General, administrative and other	6,618	5,612
Home office depreciation and amortization	443	389
	7,061	6,001
Operating income	17,127	15,599
Interest expense	(3,735)	(6,328)
Accretion of discount on convertible subordinated notes	(1,160)	(57)
Other, net	2	(13)
Income before income taxes	12,234	9,201
Provision for income taxes	(3,365)	(2,577)
Tax adjustment related to certain discrete items	487	(99)
Total provision for income taxes	(2,878)	(2,676)
Net income	$9,356	$6,525

Basic earnings per common share:	$0.58	$0.36
Diluted earnings per common share:	$0.52	$0.36

Dividends declared per common share:	$0.075	$0.075

Weighted average number of common and common equivalent shares outstanding:
Basic	16,094	18,057
Diluted	17,700	18,097
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended March 31,
	2018	2019
Cash flows from operating activities:
Net income	$9,356	$6,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,216	4,323
Provision for losses on accounts receivable	459	366
Stock-based compensation expense	1,100	585
Deferred income tax expense	207	991
Amortization of deferred financing costs	208	94
Amortization of capitalized commissions on preneed contracts	149	138
Accretion of discount on convertible subordinated notes	1,160	57
Amortization of debt discount on senior notes	—	120
Net loss on sale and disposal of other assets	19	167
Other	145	294

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(533)	630
Inventories, prepaid and other current assets	429	736
Intangible and other non-current assets	(85)	(24)
Preneed funeral and cemetery trust investments	3,886	(14,133)
Accounts payable	727	(2,895)
Accrued and other liabilities	(3,154)	(1,586)
Deferred preneed funeral and cemetery revenue	1,346	117
Deferred preneed funeral and cemetery receipts held in trust	(4,752)	14,489
Net cash provided by operating activities	14,883	10,994

Cash flows from investing activities:
Net proceeds from the sale of other assets	—	100
Capital expenditures	(2,065)	(3,543)
Net cash used in investing activities	(2,065)	(3,443)

Cash flows from financing activities:
Payments against the term loan	(3,750)	—
Borrowings from the credit facility	3,700	10,100
Payments against the credit facility	(11,500)	(16,200)
Payments on other long-term debt and obligations under finance leases	(428)	(471)
Payments on contingent consideration recorded at acquisition date	(138)	(162)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	626	746
Taxes paid on restricted stock vestings and exercise of non-qualified options	(294)	(174)
Dividends paid on common stock	(1,207)	(1,360)
Net cash used in financing activities	(12,991)	(7,521)

Net increase (decrease) in cash and cash equivalents	(173)	30
Cash and cash equivalents at beginning of period	952	644
Cash and cash equivalents at end of period	$779	$674
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2017	16,098	$226	$216,158	$57,904	$(76,632)	$197,656
Effect of adoption of topic 606	—	—	—	2,778	—	2,778
Balance – January 1, 2018	16,098	$226	$216,158	$60,682	$(76,632)	$200,434
Net Income	—	—	—	9,356	—	9,356
Issuance of common stock	14	—	307	—	—	307
Exercise of stock options	112	1	319	—	—	320
Issuance of restricted common stock	77	1	—	—	—	1
Cancellation and retirement of restricted common stock and stock options	(15)	—	(296)	—	—	(296)
Stock-based compensation expense	—	—	1,100	—	—	1,100
Dividends on common stock	—	—	(1,207)	—	—	(1,207)
Convertible notes exchange	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—
Other	6	—	145	—	—	145
Balance – March 31, 2018	16,292	$228	$216,526	$70,038	$(76,632)	$210,160

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net Income	—	—	—	6,525	—	6,525
Issuance of common stock	23	—	275	—	—	275
Exercise of stock options	71	1	471	—	—	472
Issuance of restricted common stock	25	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(9)	—	(174)	—	—	(174)
Stock-based compensation expense	—	—	585	—	—	585
Dividends on common stock	—	—	(1,360)	—	—	(1,360)
Convertible notes exchange	—	—	—	—	—	—
Treasury stock acquired	—	—	—	—	—	—
Other	15	—	294	—	—	294
Balance – March 31, 2019	18,203	$258	$243,940	$78,205	$(94,294)	$228,109
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading U.S. provider of funeral and cemetery services and merchandise. As of March 31, 2019, we operated 181 funeral homes in 29 states and 29 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 80% of our revenue and Cemetery Operations, which currently account for approximately 20% of our revenue.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2018 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 3 to the Consolidated Financial Statements included herein. As of March 31, 2019, CSV RIA provided these services to one institution, which has custody of approximately 75% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue, as noted in our table of disaggregated revenue in Note 3 to the Consolidated Financial Statements included herein, when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred. Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $388.2 million at March 31, 2019 and are not recorded on our Consolidated Balance Sheet.
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
Preneed cemetery contracts are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. In substantially all cases, we receive an initial down payment at the time the contract is signed. Earnings on these installment contracts are not recognized until the time the merchandise is transferred or the service is performed and are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 3 to the Consolidated Financial Statements included herein.
The performance of the preneed cemetery contracts is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. This method is intended to fund preneed contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. The earnings from preneed cemetery contracts placed in trust, as well as the trust management fees charged by our CSV RIA are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 3 to the Consolidated Financial Statements included herein.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 3 to the Consolidated Financial Statements included herein.
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
Cemetery property was $112.6 million and $113.7 million, net of accumulated amortization of $37.7 million and $38.5 million at December 31, 2018 and March 31, 2019, respectively. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $0.9 million and $0.8 million for the three months ended March 31, 2018 and 2019, respectively.
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
See Notes 4, 5 and 7 to the Consolidated Financial Statements herein for additional information related to our trust funds.
Allowances for bad debts and customer cancellations
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed which was $8.5 million at both December 31, 2018 and March 31, 2019. We estimate an allowance for doubtful accounts on these receivables based on our historical experience, which amounted to 2.2% and 2.7% of funeral receivables at December 31, 2018 and March 31, 2019, respectively. In addition, our other funeral receivables not related to funeral services performed were $0.7 million and $0.4 million at December 31, 2018 and March 31, 2019, respectively.
Our cemetery financed receivables totaled $37.2 million and $37.3 million at December 31, 2018 and March 31, 2019, respectively. The unearned finance charges associated with these receivables were $4.6 million at both December 31, 2018 and March 31, 2019. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.6% and 4.5% of the total receivables at December 31, 2018 and March 31, 2019, respectively. See Note 5 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Our cemetery receivables recorded in Accounts Receivable, net also include approximately $1.8 million and $0.7 million related to perpetual care income receivables at December 31, 2018 and March 31, 2019, respectively. See Note 7 to the Consolidated Financial Statements included herein for additional information on our perpetual care trust investments.
Accounts receivable is comprised of the following at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Funeral receivables, net of allowance for bad debt of $189 and $229, respectively	$9,002	$8,701
Cemetery receivables, net of allowance for bad debt of $580 and $574, respectively	9,688	8,816
Other receivables	207	215
Accounts receivable, net	$18,897	$17,732
Cemetery receivables recorded in Preneed Receivables, net represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables, net are comprised of the following at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Cemetery preneed receivables	$25,568	$25,522
Less: unearned finance charges	(2,821)	(2,767)
Less: allowance for bad debt and contract cancellation	(1,228)	(1,208)
Less: balances due on undelivered cemetery preneed contracts	(3,078)	(2,937)
Preneed receivables, net	$18,441	$18,610
Bad debt expense totaled $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2019, respectively.
Capitalized Commissions on Preneed Contracts
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled approximately $149,000 and $138,000 for the three months ended March 31, 2018 and 2019, respectively. There were no impairment losses recognized during the three months ended March 31, 2018 and 2019.
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
See Note 9 to the Consolidated Financial Statements included herein for additional information related to our capitalized commissions on preneed contracts.
Leases
We have operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to nineteen years. Many leases include one or more options to renew, some of which include options to extend the leases for up to 26 years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years. We do not have lease agreements with residual value guarantees, sale-leaseback terms, material restrictive covenants or related parties. We do not have any material sublease arrangements.
We determine if an arrangement is a lease at inception based on the facts and circumstances of the agreement. A right-of-use (“ROU”) asset represents our right to use the underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on our Consolidated Balance Sheet at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases (formerly capital leases) is recognized as depreciation expense and interest expense using the accelerated interest method of recognition.

Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense. We have real estate lease agreements which require payments for lease and non-lease components and account for these as a single lease component. Leases with an initial term of 12 months or less, that do not include an option to renew the underlying asset, are not recorded on our Consolidated Balance Sheet and expense is recognized on a straight-line basis over the lease term.
Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Current portion of operating lease obligations and Obligations under operating leases, net of current portion on our Consolidated Balance Sheet. Finance lease ROU assets are included in Property, plant and equipment, net and finance lease liabilities are included in Current portion of finance lease obligations and Obligations under finance leases, net of current portion on our Consolidated Balance Sheet.
See Notes 2 and 13 to the Consolidated Financial Statements included herein for additional information related to our Leases.
Property, Plant and Equipment
Property, plant and equipment (including equipment under finance leases ) are stated at cost. The cost of ordinary maintenance and repairs are charged to operations as incurred, while renewals and major replacements that extend the useful economic life of the asset are capitalized. Depreciation of property, plant and equipment (including equipment under finance leases) is computed based on the straight-line method.
Property, plant and equipment is comprised of the following at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Land	$81,012	$80,901
Buildings and improvements	223,646	224,594
Furniture, equipment and automobiles	81,125	82,157
Property, plant and equipment, at cost	385,783	387,652
Less: accumulated depreciation	(124,945)	(128,058)
Property, plant and equipment, net	$260,838	$259,594
We recorded depreciation expense of approximately $3.3 million and $3.5 million for the three months ended March 31, 2018 and 2019, respectively.
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
See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the methodology used for the quantitative goodwill impairment test.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the three months ended March 31, 2018 and 2019.

Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets, net on our Consolidated Balance Sheet. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.
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
See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the methodology used for the quantitative intangibles impairment test.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No impairments were recorded to our intangible assets during the three months ended March 31, 2018 and 2019.
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
See Note 15 to the Consolidated Financial Statements included herein for additional information related to our stock-based compensation plans.
Income Taxes
We and our subsidiaries file a consolidated U.S. federal income tax return, separate income tax returns in 15 states in which we operate and combined or unitary income tax returns in 14 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities.
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
Income tax expense was $2.9 million and $2.7 million for the three months ended March 31, 2018 and 2019, respectively.
We recorded income taxes at the estimated effective rate, before discrete items, of 27.5% and 28.0% for the three months ended March 31, 2018 and 2019, respectively. The discrete items include an income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, income tax expense related to state tax rate changes and other non-material discrete state items.

Subsequent Events
Management evaluated events and transactions during the period subsequent to March 31, 2019 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to Leases (Topic 842) and subsequent amendments, collectively referred to as (“Topic 842”) to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet for all leases, included operating leases. The ROU asset represents the right to use the underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease. Finance leases were not impacted by Topic 842, as finance lease liabilities and the corresponding ROU assets were already recorded on the balance sheet under the previous guidance Topic 840, Leases.
On January 1, 2019, we adopted Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. While Topic 842 had a material impact on our Consolidated Balance Sheet, it did not have an impact on our Consolidated Statements of Earnings and Cash Flows, or liquidity measures, such as debt covenant ratios. It also did not have a material impact on our effective tax rate for the reporting period. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of Topic 842, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities. We have real estate lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component. We have elected the short-term lease recognition exemption for all applicable classes of underlying assets.
On January 1, 2019, we recorded operating lease ROU assets of $16.5 million and operating lease liabilities of $17.3 million, related to our real estate and equipment leases, based on the present value of the future lease payments on the date of adoption. Our opening operating lease ROU asset balance included prepaid lease expense and lease incentives on the balance sheet at December 31, 2018. The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2019 for the adoption of Topic 842 is as follows (in thousands):

	December 31, 2018	Effect of Adoption of Topic 842	January 1, 2019
Assets
Prepaid expenses	$1,456	$(148)	$1,308
Operating lease right-of-use assets	$—	$16,470	$16,470
		$16,322
Liabilities
Accrued and other liabilities	$22,644	$(274)	$22,370
Other long-term liabilities	$3,133	$(692)	$2,441
Current portion of operating lease obligations	$—	$2,633	$2,633
Obligations under operating leases, net of current portion	$—	$14,655	$14,655
		$16,322
See Note 13 to the Consolidated Financial Statements included herein for the additional disclosures required by Topic 842.
We have no material leases in which we are the lessor.

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
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenue, disaggregated by major source for each of our reportable segments is as follows (in thousands):

Three Months Ended March 31, 2019
	Funeral	Cemetery	Total
Services	$33,977	$2,675	$36,652
Merchandise	19,965	1,778	21,743
Cemetery property	—	6,836	6,836
Other revenue	2,221	1,629	3,850
Total	$56,163	$12,918	$69,081

Three Months Ended March 31, 2018
	Funeral	Cemetery	Total
Services	$35,564	$3,121	$38,685
Merchandise	20,718	1,957	22,675
Cemetery property	—	7,509	7,509
Other revenue	2,312	2,206	4,518
Total	$58,594	$14,793	$73,387

Deferred Revenue
Deferred revenue is presented net of amounts due on undelivered preneed contracts shown below as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Contract liabilities:
Deferred preneed cemetery revenue	$50,445	$50,414
Less: Balances due on undelivered cemetery preneed contracts(1)	(4,448)	(4,263)
Deferred preneed cemetery revenue, net	$45,997	$46,151

Deferred preneed funeral revenue	$36,912	$36,935
Less: Balances due on undelivered funeral preneed contracts(2)	(8,306)	(8,366)
Deferred preneed funeral revenue, net	$28,606	$28,569

(1)
$1.4 million and $1.3 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and March 31, 2019, respectively, and $3.1 million and $2.9 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and March 31, 2019, respectively.

(2)	$8.3 million and $8.4 million of preneed funeral receivables have been reclassified to reduce deferred preneed funeral revenue at December 31, 2018 and March 31, 2019, respectively.
Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled at December 31, 2018 and March 31, 2019 was $4.4 million and $4.3 million for preneed cemetery contracts and $8.3 million and $8.4 million for preneed funeral contracts. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue for any given period. However, we estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral contracts.
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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2018 and March 31, 2019 are as follows (in thousands):

	December 31, 2018	March 31, 2019
Preneed cemetery trust investments, at market value	$64,549	$69,878
Less: allowance for contract cancellation	(2,117)	(2,136)
Preneed cemetery trust investments, net	$62,432	$67,742
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2019, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2019. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at March 31, 2019 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$7,496	$—	$—	$7,496
Fixed income securities:
Foreign debt	2	5,547	169	(249)	5,467
Corporate debt	2	14,199	444	(455)	14,188
Preferred stock	2	12,320	259	(774)	11,805
Mortgage-backed securities	2	643	90	(21)	712
Common stock	1	29,834	2,298	(3,792)	28,340
Mutual funds:
Fixed Income	2	1,169	9	(2)	1,176
Trust securities		$71,208	$3,269	$(5,293)	$69,184
Accrued investment income		$694			$694
Preneed cemetery trust investments					$69,878
Market value as a percentage of cost					97.2%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,985
Due in five to ten years	8,987
Thereafter	20,200
Total	$32,172
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2018 are detailed below (in thousands, except percentages):

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
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheet. In the three months ended March 31, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2019, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2019 are shown in the following table (in thousands):

	March 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,002	$(41)	$1,185	$(208)	$3,187	$(249)
Corporate debt	1,062	(60)	5,209	(395)	6,271	(455)
Preferred stock	4,641	(236)	3,974	(538)	8,615	(774)
Mortgage-backed securities	—	—	119	(21)	119	(21)
Common stock	13,544	(2,310)	1,457	(1,482)	15,001	(3,792)
Mutual Funds:
Fixed Income	455	(2)	—	—	455	(2)
Total temporary impaired securities	$21,704	$(2,649)	$11,944	$(2,644)	$33,648	$(5,293)
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2018 are shown in the following table (in thousands):

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Investment income	$425	$571
Realized gains	853	1,458
Realized losses	(607)	(635)
Expenses and taxes	(51)	(278)
Net change in deferred preneed cemetery receipts held in trust	(620)	(1,116)
	$—	$—

Purchases and sales of investments in the preneed cemetery trusts for the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Purchases	$(3,376)	$(11,626)
Sales	7,559	2,992
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2018 and March 31, 2019 are as follows (in thousands):

	December 31, 2018	March 31, 2019
Preneed funeral trust investments, at market value	$84,803	$89,743
Less: allowance for contract cancellation	(2,729)	(2,730)
Preneed funeral trust investments, net	$82,074	$87,013
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At March 31, 2019, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including U.S treasury debt, foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three months ended March 31, 2019. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at March 31, 2019 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,147	$—	$—	$23,147
Fixed income securities:
U.S treasury debt	1	1,318	2	(12)	1,308
Foreign debt	2	5,531	171	(241)	5,461
Corporate debt	2	14,589	515	(454)	14,650
Preferred stock	2	12,675	273	(772)	12,176
Mortgage-backed securities	2	740	93	(24)	809
Common stock	1	28,750	2,173	(3,680)	27,243
Mutual funds:
Fixed income	2	1,294	9	(22)	1,281
Other investments	2	2,976	—	—	2,976
Trust securities		$91,020	$3,236	$(5,205)	$89,051
Accrued investment income		$692			$692
Preneed funeral trust investments					$89,743
Market value as a percentage of cost					97.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$496
Due in one to five years	3,889
Due in five to ten years	8,925
Thereafter	21,094
Total	$34,404
The cost and fair market values associated with preneed funeral trust investments at December 31, 2018 are detailed below (in thousands, except percentages):

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

We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheet. In the three months ended March 31, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2019, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of March 31, 2019 are shown in the following table (in thousands):

	March 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$812	$(12)	$812	$(12)
Foreign debt	2,025	(42)	1,138	(199)	3,163	(241)
Corporate debt	1,097	(63)	5,117	(391)	6,214	(454)
Preferred stock	4,796	(244)	3,855	(528)	8,651	(772)
Mortgage-backed securities	6	—	188	(24)	194	(24)
Common stock	13,083	(2,282)	1,409	(1,398)	14,492	(3,680)
Mutual Funds:
Fixed income	284	(1)	254	(21)	538	(22)
Total temporary impaired securities	$21,291	$(2,632)	$12,773	$(2,573)	$34,064	$(5,205)
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2018 are shown in the following table (in thousands):

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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Investment income	$412	$573
Realized gains	2,896	1,320
Realized losses	(609)	(583)
Expenses and taxes	(144)	(228)
Net change in deferred preneed funeral receipts held in trust	(2,555)	(1,082)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Purchases	$(3,286)	$(10,759)
Sales	7,595	2,785
5.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Other revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed.
Our cemetery financed receivables at December 31, 2018 and March 31, 2019 are as follows (in thousands):

	December 31, 2018		March 31, 2019
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,405 and $2,381, respectively	$11,676	(1)	$11,803	(1)
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,049 and $3,975, respectively	25,568	(2)	25,522	(2)
Preneed cemetery financed receivables	$37,244		$37,325

(1)	$1.4 million and $1.3 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and March 31, 2019, respectively.
(2)	$3.1 million and $2.9 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and March 31, 2019, respectively.
The unearned finance charges associated with these receivables were $4.6 million at both December 31, 2018 and March 31, 2019.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.5% of the total receivables on recognized sales at March 31, 2019. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.

For the three months ended March 31, 2019, the change in the allowance for contract cancellations is as follows (in thousands):

March 31, 2019
Beginning balance	$1,808
Write-offs and cancellations	(242)
Provision	216
Ending balance	$1,782
The aging of preneed cemetery financed receivables as of March 31, 2019 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financed Receivables
Recognized revenue	$470	$315	$61	$1,187	$2,033	$25,925	$27,958
Deferred revenue	154	109	30	332	625	8,742	9,367
Total	$624	$424	$91	$1,519	$2,658	$34,667	$37,325
6.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2018 and March 31, 2019, receivables from preneed trusts are as follows (in thousands):

	December 31, 2018	March 31, 2019
Preneed trust funds, at cost	$17,601	$17,586
Less: allowance for contract cancellation	(528)	(528)
Receivables from preneed trusts, net	$17,073	$17,058
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at March 31, 2019 and December 31, 2018. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at March 31, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,267	$4,267
Fixed income investments	10,744	10,744
Mutual funds and common stocks	2,571	2,585
Annuities	4	4
Total	$17,586	$17,600
The composition of the preneed trust funds at December 31, 2018 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,172	$4,172
Fixed income investments	10,668	10,668
Mutual funds and common stocks	2,755	2,709
Annuities	6	6
Total	$17,601	$17,555

7.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheet represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2018 and March 31, 2019 are as follows (in thousands):

	December 31, 2018	March 31, 2019
Trust assets, at market value	$44,071	$47,970
Obligations due from trust	(577)	(236)
Care trusts’ corpus	$43,494	$47,734
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Other revenue. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At March 31, 2019, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three months ended March 31, 2019. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2019 (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,696	$—	$—	$3,696
Fixed income securities:
Foreign debt	2	4,194	114	(182)	4,126
Corporate debt	2	10,561	393	(328)	10,626
Preferred stock	2	9,706	197	(542)	9,361
Mortgage-backed securities	2	406	57	(13)	450
Common stock	1	18,370	1,351	(2,323)	17,398
Mutual funds:
Fixed Income	2	1,788	17	(1)	1,804
Trust securities		$48,721	$2,129	$(3,389)	$47,461
Accrued investment income		$509			$509
Cemetery perpetual care investments					$47,970
Market value as a percentage of cost					97.4%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,220
Due in five to ten years	6,667
Thereafter	15,676
Total	$24,563

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2018 (in thousands, except percentages):

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three months ended March 31, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At March 31, 2019, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended March 31, 2019 are shown in the following table (in thousands):

	March 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,571	$(33)	$838	$(149)	$2,409	$(182)
Corporate debt	903	(58)	3,590	(270)	4,493	(328)
Preferred stock	3,251	(152)	2,959	(390)	6,210	(542)
Mortgage-backed securities	—	—	76	(13)	76	(13)
Common stock	8,369	(1,433)	917	(890)	9,286	(2,323)
Mutual Funds:
Fixed Income	424	(1)	—	—	424	(1)
Total temporary impaired securities	$14,518	$(1,677)	$8,380	$(1,712)	$22,898	$(3,389)

Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended December 31, 2018 are shown in the following table (in thousands):

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Realized gains	$282	$354
Realized losses	(214)	(171)
Net change in care trusts’ corpus	(68)	(183)
Total	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue for the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Investment income	$1,533	$1,087
Realized gain, net	(316)	(290)
Total	$1,217	$797
Purchases and sales of investments in the perpetual care trusts for the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Purchases	$(1,929)	$(9,157)
Sales	4,965	1,702
8. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt is classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the 2.75% convertible subordinated notes due 2021 was approximately $6.8 million at March 31, 2019 based on the last traded or broker quoted price. The fair value of the 6.625% senior notes due 2026 was approximately $332.4 million at March 31, 2019 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement. As of March 31, 2019, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
9.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2018 and March 31, 2019 are as follows (in thousands):

	December 31, 2018	March 31, 2019
Prepaid agreements not-to-compete, net of accumulated amortization of $6,672 and $6,840, respectively	$4,048	$3,947
Tradenames	17,635	17,635
Capitalized commissions on preneed contracts, net of accumulated amortization of $569 and $707, respectively	2,717	2,729
Other	25	—
Intangible and other non-current assets, net	$24,425	$24,311
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense for our prepaid agreements not-to-compete was approximately $139,000 and $168,000 for the three months ended March 31, 2018 and 2019, respectively.
Our tradenames have indefinite lives and therefore are not amortized.
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled approximately $149,000 and $138,000 for the three months ended March 31, 2018 and 2019, respectively.
10.LONG-TERM DEBT
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our 6.625% Senior Notes due 2026 (the “Senior Notes”) and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act. See Note 12 to the Consolidated Financial Statements included herein for further discussion of our Senior Notes.
On May 31, 2018, we used approximately $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our former secured credit facility, dated as of August 20, 2012 (as amended, the “Former Credit Agreement”). In connection with the repayment in full of all amounts due thereunder, the Former Credit Agreement was retired.
On May 31, 2018, we entered into a $150.0 million senior secured revolving credit facility (the “Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Credit Facility Guarantors”). The Credit Facility also contains an accordion provision feature allowing for future increases in the facility size by an additional amount of up to $75.0 million. The Credit Facility matures on May 31, 2023.

Our long-term debt consisted of the following at December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Credit Facility	$27,100	$21,000
Acquisition debt	8,940	8,553
Debt issuance costs, net of accumulated amortization of $109 and $162, respectively	(955)	(901)
Less: current portion	(2,015)	(2,083)
Total long-term debt	$33,070	$26,569
As of March 31, 2019, we had outstanding borrowings under the Credit Facility of $21.0 million. We had one letter of credit issued on November 30, 2018 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of March 31, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Credit Facility for the three months ended March 31, 2019 was 4.1%. The weighted average interest rate on our Former Credit Agreement was 3.9% for the three months ended March 31, 2018.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We were in compliance with the covenants contained in the Credit Facility as of March 31, 2019, with a leverage ratio of 5.19 to 1.00 and a fixed charge coverage ratio of 1.83 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was $0.1 million for the three months ended March 31, 2019 and amortization of debt issuance costs related to our Former Credit Agreement was $0.1 million for the three months ended March 31, 2018.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $0.2 million for both the three months ended March 31, 2018 and 2019.
11.CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible notes due March 15, 2021 (the “Convertible Notes”). The Convertible Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered only to “qualified institutional buyers” in compliance with Rule 144A under the Securities Act. The Convertible Notes are governed by an indenture dated as of March 19, 2014 between Wilmington Trust, National Association, as Trustee, and us. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed privately-negotiated exchanges (the “Exchange”) of approximately $115.0 million in aggregate principal amount of Convertible Notes, which represented 80% of the aggregate principal amount of our Convertible Notes then outstanding, with a limited number of convertible noteholders, for approximately $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act. The cash portion of the exchange consideration was funded from our Former Credit Agreement. Following the settlement of the Exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to approximately $28.8 million. See Note 10 to the Consolidated Financial Statements included herein for further discussion of our Former Credit Agreement.
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes, which represented 78% of the aggregate principal amount of our Convertible Notes then outstanding for $22.9 million in cash (plus accrued interest of approximately $0.2 million totaling $23.0 million). The consideration for the repurchases was funded from our Credit Facility. Following these repurchases, the aggregate principal amount of our Convertible Notes outstanding was reduced to $6.3 million.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinate indebtedness. The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at March 31, 2019, is 45.1383 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.15 per share of common stock.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2018 and March 31, 2019 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	March 31, 2019
Long-term liabilities:
Principal amount	$6,346	$6,346
Unamortized discount of liability component	(560)	(502)
Convertible Notes issuance costs, net of accumulated amortization of $106 and $112, respectively	(54)	(48)
Carrying value of the liability component	$5,732	$5,796

Carrying value of the equity component	$789	$789
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2018 and March 31, 2019.
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $6.8 million at March 31, 2019.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $988,000 and $44,000 for the three months ended March 31, 2018 and 2019, respectively. Accretion of the discount on the Convertible Notes was approximately $1,160,000 and $57,000 for the three months ended March 31, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $132,000 and $6,000 for the three months ended March 31, 2018 and 2019, respectively.
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 23 months of the Convertible Notes. The effective interest rate on the unamortized debt discount for the three months ended March 31, 2018 and 2019 was 11.3% and 11.4%, respectively. The effective interest rate on the unamortized debt issuance costs for both the three months ended March 31, 2018 and 2019 was 3.2%.
12.SENIOR NOTES
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our Former Credit Agreement. We incurred approximately $1.4 million in transaction costs related to the Senior Notes. See Note 10 to the Consolidated Financial Statements included herein for further discussion of the repayment of our Former Credit Agreement.
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 86 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for both the three months ended March 31, 2019 was 6.87% and 6.69%, respectively.

The carrying value of the Senior Notes at December 31, 2018 and March 31, 2019 is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	March 31, 2019
Long-term liabilities:
Principal amount	$325,000	$325,000
Debt discount, net of accumulated amortization of $273 and $392, respectively	(4,602)	(4,483)
Debt issuance costs, net of accumulated amortization of $77 and $111, respectively	(1,290)	(1,256)
Carrying value of the Senior Notes	$319,108	$319,261
The fair value of the Senior Notes, which are Level 2 measurements, was approximately $332.4 million at March 31, 2019.
Interest expense on the Senior Notes included contractual coupon interest expense of $5.4 million for the three months ended March 31, 2019. Amortization of the debt discount on the Senior Notes was approximately $120,000 for the three months ended March 31, 2019 and amortization of debt issuance costs on the Senior Notes was approximately $34,000 for the three months ended March 31, 2019.
13.LEASES
On January 1, 2019, we adopted Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. On January 1, 2019, we recorded operating lease ROU assets of $16.5 million and operating lease liabilities of $17.3 million, related to real estate and equipment leases, based on the present value of the future lease payments on the date of adoption.
The components of lease cost for the three months ended March 31, 2019 are as follows (in millions):

	Classification	Three Months Ended March 31, 2019
Operating lease cost	Facilities and grounds expense	$0.9
Short-term lease cost	Facilities and grounds expense	$0.1

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization	$0.1
Interest on lease liabilities	Interest expense	0.1
Total finance lease cost		0.2
Total lease cost		$1.2
Variable lease expense was immaterial for the three months ended March 31, 2019.
Supplemental cash flow information related to our leases for the three months ended March 31, 2019 is as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for operating leases included in operating activities	$1.0
Cash paid for finance leases included in financing activities	0.2

Supplemental balance sheet information related to leases as of March 31, 2019 is as follows (in millions):

Lease Type	Balance Sheet Classification	March 31, 2019
Operating lease right-of-use assets(1)	Operating lease right-of-use assets	$15.9
Finance lease right-of-use assets(2)	Property, plant and equipment, net	5.6
Total right-of-use assets		$21.5

Operating	Current portion of operating lease obligations	$2.7
Finance	Current portion of finance lease obligations	0.3
Total current lease liabilities		3.0
Operating	Obligations under operating leases, net of current portion	14.0
Finance	Obligations under finance leases, net of current portion	6.1
Total non-current lease liabilities		20.1
Total lease liabilities		$23.1

(1)	Operating lease right-of-use assets are presented net of accumulated amortization of $0.6 million.
(2)	Finance lease right-of-use assets are presented net of accumulated depreciation of $1.7 million.
The average lease terms and discount rates as of March 31, 2019 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.2	8.1%
Finance leases	7.7	8.2%
The aggregate future lease payments for operating and finance leases as of March 31, 2019 are as follows (in millions):

	Operating	Finance
Lease payments due:
Remainder of 2019	$2.9	$0.7
2020	3.9	0.8
2021	3.9	0.8
2022	1.7	0.8
2023	1.4	0.9
Thereafter	10.0	7.1
Total lease payments	23.8	11.1
Less: Interest	(7.1)	(4.7)
Present value of lease liabilities	$16.7	$6.4
As of March 31, 2019, we had no additional significant operating or finance leases that had not yet commenced.
14.    COMMITMENTS AND CONTINGENCIES
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees. Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq. On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act. On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement. In February 2019, a Class Action Settlement Agreement was fully executed, which will be submitted to the Court for preliminary approval. The Court has set a preliminary approval hearing date of May 9, 2019, which date is subject to change by the Court. We anticipate that the Court will preliminarily approve the Class Action Settlement Agreement. If the Class Action Settlement Agreement is preliminarily approved by the Court, the class claims process will then proceed. At December 31, 2018, we accrued $650,000 for the estimated settlement amount related to this case. At March 31, 2019, we determined the accrual to be adequate.

15.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the three months ended March 31, 2019, we had two stock benefits plans under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017, however, the termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding under the Amended and Restated 2006 Plan.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at March 31, 2019 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	964	—
2017 Plan	2,455	(1)	1,642	182	497
Total	2,455		1,642	1,146	497

(1)
Amount includes approximately 900,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
During the three months ended March 31, 2019, we issued restricted stock to certain key employees totaling 25,550 shares that vest over a three-year period and had an aggregate grant date market value of approximately $0.5 million at a weighted average stock price of $19.94. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $245,000 and $217,000, during the three months ended March 31, 2018 and 2019, respectively.
As of March 31, 2019, we had approximately $2.0 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 2.2 years.
Stock Options
During the three months ended March 31, 2019, we did not grant any stock options.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of approximately $480,000 and $204,000, during the three months ended March 31, 2018 and 2019, respectively.
Performance Awards
During the three months ended March 31, 2019, we granted 248,500 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) on December 31, 2023, provided that certain criteria surrounding our common stock price within the fourth quarter of 2023 is achieved. The fair value of these performance awards was approximately $1.1 million.

The fair value of the performance awards are estimated on the date of grant using a Monte-Carlo simulation pricing model with the following assumptions:

February 20, 2019
Performance period	February 20, 2019 - December 31, 2023
Simulation period (years)	4.86
Share price at grant date	$19.92
Expected volatility	25.7%
Risk-free interest rate	2.47%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $276,000 and $19,000 during the three months ended March 31, 2018 and 2019, respectively.
Employee Stock Purchase Plan
During the three months ended March 31, 2019, employees purchased a total of 20,796 shares of common stock through our ESPP at a weighted average price of $13.18 per share. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling approximately $97,000 and $105,000 for the three months ended March 31, 2018 and 2019, respectively.
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2019
Dividend yield	0.01%
Expected volatility	36.13%
Risk-free interest rate	2.42%, 2.51%, 2.56%, 2.60%
Expected life (years)	0.25, 0.50, 0.75, 1.00
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
Good to Great Incentive Program
During the three months ended March 31, 2019, we issued 14,844 shares of our common stock to certain employees, which were valued at approximately $294,000 at a grant date stock price of $19.92. During the three months ended March 31, 2018, we issued 5,712 shares of our common stock to certain employees, which were valued at approximately $145,000 at a grant date stock price of $25.43.
Director Compensation
Our Director Compensation Policy provides for the following: (i) each independent director is entitled to an annual retainer of $75,000, payable in quarterly installments of $18,750 each at the end of the quarter; and (ii) the Lead Director and chairman of our Audit Committee are entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 each at the end of each quarter, and the chairman of our Corporate Governance and Compensation Committees are entitled to an additional annual retainer of $5,000, payable in quarterly installments of $1,250 each at the end of each quarter. A director may elect to receive their annual retainer in unrestricted shares of our common stock by providing written notice as set forth in the Director Compensation Policy. The number of shares of such common stock shall be determined by dividing the cash amount of the retainer by the closing price of our common stock on the date of grant, which shall be the last business day of each quarter. Such common stock shall vest immediately upon grant. Any written notice to receive the retainer in common stock shall remain effective until notice otherwise is made in writing.
Pursuant to the Director Compensation Policy described above, for the three months ended March 31, 2019, we issued 2,012 shares of our common stock to two directors, which were valued at approximately $39,000 at a weighted average stock price of $19.25.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and common stock awards of approximately $84,000 and $114,000 for the three months ended March 31, 2018 and 2019, respectively.

Share Repurchase
At March 31, 2019, we had approximately $8.3 million available for repurchases under our share repurchase program. During the three months ended March 31, 2019, we did not purchase any shares of common stock pursuant to our share repurchase program.
Cash Dividends
For the three months ended March 31, 2018 and 2019, our Board declared the following dividends payable on the dates below (in millions, except per share amounts):

2018	Per Share	Dollar Value
March 1st	$0.075	$1.2

2019	Per Share	Dollar Value
March 1st	$0.075	$1.4
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in millions):

Accumulated Other Comprehensive Income
Balance at December 31, 2018	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(5.3)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	5.3
Balance at March 31, 2019	$—
16.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three months ended March 31, 2018 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2019
Numerator for basic and diluted earnings per share:
Net income	$9,356	$6,525
Less: Earnings allocated to unvested restricted stock	(60)	(33)
Income attributable to common stockholders	$9,296	$6,492

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,094	18,057
Effect of dilutive securities:
Stock options	376	40
Convertible Notes	1,230	—
Denominator for diluted earnings per common share - weighted average shares outstanding	17,700	18,097

Basic earnings per common share:	$0.58	$0.36
Diluted earnings per common share:	$0.52	$0.36
The fully diluted weighted average shares outstanding for the three months ended March 31, 2018 and the corresponding calculation of fully diluted earnings per share, include approximately 1,230,000 shares that would have been issued upon conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per

Share. For the three months ended March 31, 2019, there were no shares that would have been issued upon conversion under the if-converted method.
For the three months ended March 31, 2018, no stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three months ended March 31, 2019, approximately 1,307,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.
17.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, operating income (loss), income (loss) before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenue:
Three Months Ended March 31, 2019	$56,163	$12,918	$—	$69,081
Three Months Ended March 31, 2018	58,594	14,793	—	73,387

Operating income (loss):
Three Months Ended March 31, 2019	$18,076	$3,524	$(6,001)	$15,599
Three Months Ended March 31, 2018	19,664	4,524	(7,061)	17,127

Income (loss) before income taxes:
Three Months Ended March 31, 2019	$17,862	$3,585	$(12,246)	$9,201
Three Months Ended March 31, 2018	19,414	4,592	(11,772)	12,234

Total assets:
March 31, 2019	$700,525	$235,480	$8,507	$944,512
December 31, 2018	686,470	226,475	4,557	917,502

18.SUPPLEMENTARY DATA

Balance Sheet
The detail of certain balance sheet accounts as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Prepaid and other current assets:
Prepaid expenses	$1,456	$1,850
Federal income taxes receivable	923	—
State income taxes receivable	422	—
Other current assets	210	213
Total prepaid and other current assets	$3,011	$2,063

Accrued and other liabilities:
Accrued salaries and wages	$4,088	$2,226
Accrued incentive compensation	7,395	2,275
Accrued vacation	2,358	2,503
Accrued insurance	3,188	3,599
Accrued interest	1,856	7,265
Accrued ad valorem and franchise taxes	904	1,065
Accrued commissions	441	427
Other accrued liabilities	1,178	1,689
Federal income taxes payable	962	303
Deferred rent	274	—
Total accrued and other liabilities	$22,644	$21,352

Other long-term liabilities:
Deferred rent	$692	$—
Incentive compensation	1,563	1,117
Contingent consideration	878	654
Total other long-term liabilities	$3,133	$1,771

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. These statements include, but are not limited to, statements regarding any projections of earnings, revenue, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was founded in 1991 to strategically consolidate and operate funeral homes and cemeteries in the fragmented death care industry. We are a leading U.S. provider of funeral and cemetery services and merchandise. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis. We operate in two business segments: funeral home operations, which currently account for approximately 80% of our revenue, and cemetery operations, which currently account for approximately 20% of our revenue.
At March 31, 2019, we operated 181 funeral homes in 29 states and 29 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, privately-owned independent operators. We believe we are a market leader in most of our markets.
Funeral Home Operations
Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Factors affecting our funeral operating results include, but are not limited to: demographic trends relating to population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary and merchandise costs; and exercising pricing leverage to increase average revenue per contract.
Cemetery Operations
Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers both on an atneed and preneed basis. Factors affecting our cemetery operating results include, but are not limited to: the size and success of our sales organization; local perceptions and heritage of our cemeteries; our ability to adapt to changes in the economy and consumer confidence; and our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.
Business Strategy
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long-term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture operating framework linked with incentive compensation programs that attract top-quality industry talent to our organization.
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
Our five Guiding Principles collectively embody our Being The Best high-performance culture, operating framework. Our operations and business strategy are built upon the execution of the following three models:

•	Standards Operating Model

•	4E Leadership Model

•	Strategic Acquisition Model

Standards Operating Model
Our Standards Operating Model is focused on growing local market share, service and guest experience and key operating and financial metrics that drive long-term, sustainable revenue growth and improved earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our high-value personal service business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we believe such performance is unsustainable and will ultimately stress the business, which very often leads to declining market share, revenue and earnings.
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
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our senior secured revolving credit facility (the “Credit Facility”).
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
We intend to use cash on hand and future borrowings under our Credit Facility to acquire funeral home and cemetery businesses and for internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends and our debt obligations. From time to time we may also use our cash resources (including borrowings under our Credit Facility) to repurchase shares of our common stock and our remaining 2.75% convertible notes due 2021 in open market or privately negotiated transactions. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.

Cash Flows
We began 2019 with $0.6 million in cash and other liquid investments and ended the first quarter with $0.7 million in cash. As of March 31, 2019, we had borrowings of $21.0 million outstanding on our Credit Facility compared to $27.1 million outstanding as of December 31, 2018.
The following table sets forth the elements of cash flow for the three months ended March 31, 2018 and 2019 (in thousands):

	Three months ended March 31,
	2018	2019
Cash at beginning of year	$952	$644

Cash flow from operating activities	14,883	10,994

Net proceeds from the sale of other assets	—	100
Growth capital expenditures	(619)	(1,850)
Maintenance capital expenditures	(1,446)	(1,693)
Cash flow from investing activities	(2,065)	(3,443)

Net payments on long-term debt obligations	(11,978)	(6,571)
Net proceeds from employee equity plans	194	410
Dividends paid on common stock	(1,207)	(1,360)
Cash flow from financing activities	(12,991)	(7,521)

Cash at end of the period	$779	$674
Operating Activities
For the three months ended March 31, 2019, cash flow provided by operating activities was $11.0 million compared to cash flow provided by operating activities of $14.9 million for the three months ended March 31, 2018. The decrease of $3.9 million was due primarily to a 30.3% decrease in net income and the unfavorable impact of working capital changes during this quarter.
Investing Activities
Our investing activities, resulted in a net cash outflow of $3.4 million for the three months ended March 31, 2019 compared to $2.1 million for the three months ended March 31, 2018, a decrease of $1.3 million.
For the three months ended March 31, 2019, capital expenditures totaled $3.5 million compared to $2.1 million for the three months ended March 31, 2018, an increase of $1.4 million. The following tables present our growth and maintenance capital expenditures (in millions):

	Three Months Ended March 31,
	2018	2019
Growth
Cemetery development	$0.5	$1.1
Renovations at certain businesses	0.1	0.7
Total	$0.6	$1.8

	Three Months Ended March 31,
	2018	2019
Maintenance
Facility repairs and improvements	$0.3	$0.2
Vehicles	0.6	0.6
General equipment and furniture	0.5	0.8
Paving roads and parking lots	—	0.1
Information technology infrastructure improvements	0.1	—
Total	$1.5	$1.7

Financing Activities
Our financing activities resulted in a net cash outflow of $7.5 million for the three months ended March 31, 2019 compared to a net cash outflow of $13.0 million for the three months ended March 31, 2018, a decrease of $5.5 million. During the three months ended March 31, 2019, we had net payments on our long-term debt obligations of $6.6 million and paid $1.4 million in dividends.
During the three months ended March 31, 2018, we had net payments on our long-term debt obligations of $12.0 million and paid $1.2 million in dividends.
Dividends
For the three months ended March 31, 2018 and 2019, our Board declared the following dividends payable on the dates below (in millions, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.075	$1.4

2018	Per Share	Dollar Value
March 1st	$0.075	$1.2
Share Repurchase
At March 31, 2019, we had approximately $8.3 million available for repurchases under our share repurchase program. During the three months ended March 31, 2019, we did not purchase any shares of common stock pursuant to our share repurchase program.
Long-term Debt and Lease Obligations
The outstanding principal of our long-term debt and lease obligations at March 31, 2019 is as follows:

March 31, 2019
Credit Facility	$21.0
Acquisition debt	8.5
Finance leases	6.4
Operating leases	16.7
Total long-term debt and lease obligations	$52.6
On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and subsequent amendments, collectively referred to as (“Topic 842”). As a result, on January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets of $16.5 million and operating lease liabilities of $17.3 million related to real estate and equipment leases, based on the present value of the future lease payments on the date of adoption. Lease expense related to our operating leases and short-term leases was $0.9 million and $0.1 million, respectively, for the three months ended March 31, 2019. Depreciation expense and interest expense related to our finance leases was $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2019.
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our 6.625% Senior Notes due 2026 (the “Senior Notes”) and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act.
On May 31, 2018, we used approximately $291.4 million of the net proceeds from the sale of the Senior Notes to repay all amounts outstanding under our former secured credit facility, dated as of August 20, 2012 (as amended, the “Former Credit Agreement”). In connection with the repayment in full of all amounts due thereunder, the Former Credit Agreement was retired.
On May 31, 2018, we entered into a $150.0 million Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Credit Facility Guarantors”). The Credit Facility also contains an accordion provision feature allowing for future increases in the facility size by an additional amount of up to $75.0 million. The Credit Facility matures on May 31, 2023.
We have one letter of credit issued on November 30, 2018 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of March 31, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Credit Facility for the three months ended March 31, 2019 was 4.1%. The weighted average interest rate on our Former Credit Agreement was 3.9% for the three months ended March 31, 2018.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We were in compliance with the covenants contained in the Credit Facility as of March 31, 2019, with a leverage ratio of 5.19 to 1.00 and a fixed charge coverage ratio of 1.83 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was $0.1 million for the three months ended March 31, 2019 and amortization of debt issuance costs related to our Former Credit Agreement was $0.1 million for the three months ended March 31, 2018.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $0.2 million for both the three months ended March 31, 2018 and 2019.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible notes due March 15, 2021 (the “Convertible Notes”). The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed privately-negotiated exchanges (the “Exchange”) of approximately $115.0 million in aggregate principal amount of Convertible Notes, which represented 80% of the aggregate principal amount of our Convertible Notes then outstanding, with a limited number of convertible noteholders, for approximately $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The cash portion of the exchange consideration was funded from our Former Credit Agreement. Following the settlement of the Exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to approximately $28.8 million.
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes, which represented 78% of the aggregate principal amount of our Convertible Notes then outstanding for $22.9 million in cash (plus accrued interest of approximately $0.2 million totaling $23.0 million). The consideration for the repurchases was funded from our Credit Facility. Following these repurchases, the aggregate principal amount of our Convertible Notes outstanding was reduced to $6.3 million.
At March 31, 2019, the carrying amount of the equity component was approximately $0.8 million, the principal amount of the liability component was approximately $6.3 million and the net carrying amount was approximately $5.8 million. The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized debt discount for the three months ended March 31, 2018 and 2019 was 11.3% and 11.4%, respectively. The effective interest rate on the unamortized debt issuance costs for both the three months ended March 31, 2018 and 2019 was 3.2%.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $988,000 and $44,000 for the three months ended March 31, 2018 and 2019, respectively. Accretion of the discount on the Convertible Notes was approximately $1,160,000 and $57,000 for the three months ended March 31, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $132,000 and $6,000 for the three months ended March 31, 2018 and 2019, respectively.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinate indebtedness. The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at March 31, 2019, is 45.1383 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.15 per share of common stock.

Senior Notes due 2026
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S of the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our Former Credit Agreement. We incurred approximately $1.4 million in transaction costs related to the Senior Notes.
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 86 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the three months ended March 31, 2019 was 6.87% and 6.69%, respectively.
Interest expense on the Senior Notes included contractual coupon interest expense of $5.4 million for the three months ended March 31, 2019. Amortization of the debt discount on the Senior Notes was approximately $120,000 for the three months ended March 31, 2019 and amortization of debt issuance costs on the Senior Notes was approximately $34,000 for the three months ended March 31, 2019.
Financial Highlights

	Three Months Ended March 31,
	2018	2019
Revenue	$73,387	$69,081
Funeral contracts	10,112	9,881
Average revenue per contract, including preneed funeral trust earnings	$5,755	$5,635
Preneed interment rights (property) sold	1,689	1,462
Average price per interment right sold	$3,255	$3,808
Gross profit	$24,188	$21,600
Net income	$9,356	$6,525
Revenue for the three months ended March 31, 2019 and 2018 was $69.1 million and $73.4 million, respectively, which represents a decrease of approximately $4.3 million, or 5.9%. Funeral revenue decreased $2.4 million to $56.2 million and cemetery revenue decreased $1.9 million to $12.9 million in the three months ended March 31, 2019 compared to the same period in 2018. For the quarter comparatives, we experienced a 2.3% decrease in total funeral contracts and a 2.1% decrease in the average revenue per funeral contract. In addition, we experienced a decrease of 13.4% in the number of preneed interment rights (property) sold, while we experienced an increase of 17.0% in the average price per interment right sold. Further discussion of Revenue for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Gross profit for the three months ended March 31, 2019 decreased $2.6 million, or 10.7%, to $21.6 million, from $24.2 million for the three months ended March 31, 2018, primarily due to the decrease in same store funeral revenue and the decrease in the number of preneed interment rights sold. Further discussion of the components of Gross profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Net income for the three months ended March 31, 2019 decreased $2.8 million to $6.5 million, equal to $0.36 per diluted share, compared to net income of $9.4 million, equal to $0.52 per diluted share, for the three months ended March 31, 2018. Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Interest expense, Income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”

REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ending March 31, 2019 dated May 1, 2019 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business. The Trend Report is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three months ended March 31, 2018 and 2019 (in thousands):

	Three Months Ended March 31,
	2018	2019
Net income	$9,356	$6,525
Special items, net of tax except for items noted by **(1)
Severance and retirement costs	—	171
Accretion of discount on convertible subordinated notes**	1,160	57
Litigation reserve	—	99
Adjusted net income(2)	$10,516	$6,852

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

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three months ended March 31, 2018 and 2019 (in thousands):

	Three Months Ended March 31,
	2018	2019
Gross profit	$24,188	$21,600

Cemetery property amortization	908	849
Field depreciation expense	2,865	3,085
Regional and unallocated funeral and cemetery costs	3,281	2,789
Operating profit	$31,242	$28,323
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by segment for the three months ended March 31, 2018 and 2019 (in thousands):

	Three Months Ended March 31,
	2018	2019
Funeral Home	$25,092	$23,167
Cemetery	6,151	5,156
Operating profit	$31,243	$28,323

Operating profit margin(1)	42.6%	41.0%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2019 compared to the same period of 2018. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2015 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2014 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” when discussed in the Funeral Home Segment, refers to a business sold in December 2017 that had trailing expenses in 2018. The term “divested” when discussed in the Cemetery Segment, refers to three cemetery businesses that we ceased to operate on September 30, 2018, as a result of an expired management agreement. Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.
Funeral Home Segment
The following tables set forth certain information related to our Revenue and Operating profit from our funeral home operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenue:
Same store operating revenue	$49,120	$45,502
Acquired operating revenue	7,162	8,440
Preneed funeral insurance commissions	260	359
Preneed funeral trust earnings	2,052	1,862
Total	$58,594	$56,163

Operating profit:
Same store operating profit	$20,323	$17,968
Acquired operating profit	2,725	3,245
Divested operating (loss)	(3)	—
Preneed funeral insurance commissions	37	133
Preneed funeral trust earnings	2,010	1,821
Total	$25,092	$23,167
The following measures reflect the significant metrics over this comparative period:

	Three Months Ended March 31,
	2018	2019
Same store:
Contract volume	9,002	8,490
Average revenue per contract, excluding preneed funeral trust earnings	$5,456	$5,359
Average revenue per contract, including preneed funeral trust earnings	$5,660	$5,546
Burial rate	40.7%	39.2%
Cremation rate	52.2%	53.1%

Acquired:
Contract volume	1,110	1,391
Average revenue per contract, excluding preneed funeral trust earnings	$6,452	$6,068
Average revenue per contract, including preneed funeral trust earnings	$6,526	$6,179
Burial rate	45.3%	43.5%
Cremation rate	47.6%	48.6%
Funeral home same store operating revenue for the three months ended March 31, 2019 decreased $3.6 million, primarily due to the decrease in same store contract volumes (compared to high volumes in the first quarter of 2018 driven by a severe flu season), as well as a slight decrease in the average revenue per contract compared to the three months ended March 31, 2018.
Same store operating profit for the three months ended March 31, 2019 decreased $2.4 million when compared to the three months ended March 31, 2018 and the comparable operating profit margin decreased 190 basis points to 39.5%. The decrease is primarily due to the decrease in same store revenue, offset by a decrease in operating expenses of $1.3 million, as a result of field-

level operating changes implemented during the fourth quarter of 2018. The largest decreases in operating expenses were in salaries and benefit expense and merchandise costs.
Funeral home acquired operating revenue for the three months ended March 31, 2019 increased $1.3 million, as our funeral home acquired portfolio for the three months ended March 31, 2019 includes four businesses acquired in the third quarter of 2018 not present in the three months ended March 31, 2018. Although we experienced an increase in acquired contract volumes, we also experienced a decrease in acquired average revenue per cremation contract. This was primarily due to the increasing cremation rate coupled with an increase in discounts given on direct cremation contracts.
Acquired operating profit for the three months ended March 31, 2019 increased $0.5 million when compared to the three months ended March 31, 2018. Operating profit margin increased by 40 basis points to 38.4% for the three months ended March 31, 2019 compared to the same period in 2018. The increase is primarily due to two of the businesses acquired in the third quarter of 2018, as operating profit margins for these acquired businesses were higher compared to our remaining acquired portfolio.
Preneed funeral insurance commissions and preneed funeral trust earnings, which are recorded in Other revenue, on a combined basis, decreased $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018 due to a decrease in earnings from the maturity of preneed contracts, offset by an increase in preneed funeral insurance commission income. Operating profit for preneed funeral insurance commissions and preneed funeral trust earnings, on a combined basis, decreased $0.1 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the decrease in the earnings from the maturity of preneed contracts.
Cemetery Segment
The following tables set forth certain information related to our Revenue and Operating profit from our cemetery operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenue:
Same store operating revenue	$11,251	$11,289
Divested revenue	1,611	—
Cemetery trust earnings	1,552	1,251
Preneed cemetery finance charges	379	378
Total	$14,793	$12,918

Operating profit:
Same store operating profit	$3,862	$3,661
Divested operating profit	499	—
Cemetery trust earnings	1,411	1,117
Preneed cemetery finance charges	379	378
Total	$6,151	$5,156
The following measures reflect the significant metrics over this comparative period (dollars in thousands):

	Three Months Ended March 31,
	2018	2019
Same store:
Preneed revenue as a percentage of operating revenue	57%	59%
Preneed revenue	$6,444	$6,660
Number of preneed interment rights sold	1,689	1,462
Atneed revenue	$4,807	$4,629
Cemetery same store operating revenue for the three months ended March 31, 2019 remained flat, as we experienced a 13.4% decrease in the number of preneed interment rights sold, offset by a 17.0% increase in the average price of interments sold for the three months ended March 31, 2019 compared to the same period in 2018. Same store atneed revenue, which represents approximately 41.0% of our same store operating revenue decreased $0.2 million, as we experienced a 7.8% decrease in the number of atneed contracts, partially offset by a 4.5% increase in the average sale per contract.
Cemetery same store operating profit for the three months ended March 31, 2019 decreased $0.2 million from the same period in 2018. The comparable operating profit margin decreased 190 basis points to 32.4% for the three months ended March 31, 2019 from 34.3% in the same period in 2018. The decrease is primarily due to the investment in additional personnel at some of our larger cemetery properties, which is in alignment with our focus on growing revenue at our larger cemetery properties in our portfolio.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis, decreased $0.3 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease is primarily due to a decrease in trust fund income due to realized capital losses in our perpetual care trust.
Cemetery property amortization. Cemetery property amortization totaled $0.8 million for the three months ended March 31, 2019, a decrease of $0.1 million compared to the three months ended March 31, 2018. The decrease was primarily attributable to the decrease in interment rights sold in 2019 compared to 2018.
Field depreciation. Depreciation expense for our field businesses totaled $3.1 million for the three months ended March 31, 2019, an increase of $0.2 million compared to the three months ended March 31, 2018. The increase was primarily attributable to additional depreciation expense from assets acquired in our 2018 acquisitions.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $2.8 million for the three months ended March 31, 2019, a decrease of $0.5 million primarily due to a $0.3 million decrease in incentive and equity compensation, a $0.1 million decrease in salaries and benefits, and a $0.1 million decrease in other general administrative costs. These decreases are primarily related to both the separation of executive operating leadership and the cancellation of our performance awards in late 2018.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $5.6 million for the three months ended March 31, 2019, a decrease of $1.0 million compared to the three months ended March 31, 2018. The decrease was primarily attributable to a $0.5 million decrease in incentive and equity compensation, a $0.3 million decrease in salaries and benefits, and a $0.2 million decrease in other general administrative costs. These decreases are primarily related to both the separation of executive operating leadership and the cancellation of our performance awards in late 2018.
Home office depreciation and amortization. Home office depreciation and amortization expense remained flat at $0.4 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Interest expense. Interest expense was $6.3 million for the three months ended March 31, 2019 compared to $3.7 million for the three months ended March 31, 2018, an increase of $2.6 million, which was attributable to the following: (i) an increase of $5.5 million related to our Senior Notes that were issued in May 2018; offset by (ii) a decrease of $1.9 million related to our Former Credit Agreement; and (ii) a decrease of $0.9 million related to the Exchange of our Convertibles Notes.
Accretion of discount on convertible notes. For the three months ended March 31, 2019, we recognized accretion of the discount on our Convertible Notes of $0.1 million compared to $1.2 million for the same period in 2018, a decrease of $1.1 million, which was attributable to the Exchange of our Convertible Notes.
Income taxes. Income tax expense was $2.7 million for the three months ended March 31, 2019 compared to $2.9 million for the three months ended March 31, 2018. We recorded income taxes at the estimated effective rate, before discrete items, of 28.0% for the three months ended March 31, 2019 and 27.5% for the three months ended March 31, 2018. The discrete items include an income tax expense related to stock compensation, refunds received from the completion of state income tax audits, and income tax expense related to state tax rate changes and other non-material discrete state items.
We have approximately $29.2 million of state net operating loss carry forwards that will expire between 2020 and 2040, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed quarterly. At March 31, 2019, the valuation allowance totaled $0.2 million.
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Consolidated Financial Statements requires us to make estimates and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. We base our estimates on historical experience, third-party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenue and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance that our margins, operating income and net income, as a percentage of revenue, will be consistent from year to year.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2019 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2019 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 4, 5 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates could change the value of the fixed income securities by approximately 1.74%.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2019, we had outstanding borrowings under the Credit Facility of $21.0 million. Any future borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At March 31, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.2 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At March 31, 2019, the cost of the Convertible Notes on our Consolidated Balance Sheet was $5.8 million and the fair value of these notes was $6.8 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA”). Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at a fixed rate of 6.625% per year. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. At March 31, 2019, the cost of the Senior Notes on our Consolidated Balance Sheet was $319.3 million and the fair value of these notes was $332.4 million based on the last traded or broker quoted price, as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective as of March 31, 2019 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. Information regarding legal proceedings is set forth in Note 14 in Item 1 of this Form 10-Q, which information is hereby incorporated by reference herein.
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
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Readers should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

January 1, 2019 - January 31, 2019	—	$—	—	$8,357,192
February 1, 2019 - February 28, 2019	7,950	$19.46	—	$8,357,192
March 1, 2019 - March 31, 2019	—	$—	—	$8,357,192
Total for quarter ended March 31, 2019	7,950		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Note 15 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	May 2, 2019	/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Principal Financial Officer and Secretary

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
10.1
Fourth Amendment to Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne dated effective as of February 20, 2019. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2019. †

10.2
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan, dated effective February 20, 2019. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 26, 2019. †

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