Form 10-Q
period 2019-06-30
CARRIAGE SERVICES INC
filed 2019-08-01
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 26, 2019 was 17,812,238.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2018	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$644	$685
Accounts receivable, net	18,897	16,794
Inventories	6,751	6,756
Prepaid and other current assets	3,011	1,412
Total current assets	29,303	25,647
Preneed cemetery trust investments	62,432	69,970
Preneed funeral trust investments	82,074	88,696
Preneed receivables, net	18,441	19,458
Receivables from preneed trusts	17,073	17,654
Property, plant and equipment, net	260,838	259,835
Cemetery property, net	74,958	75,427
Goodwill	303,887	303,887
Intangible and other non-current assets, net	24,425	24,360
Operating lease right-of-use assets	—	23,485
Cemetery perpetual care trust investments	44,071	48,969
Total assets	$917,502	$957,388
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,015	$1,895
Current portion of finance lease obligations	312	284
Current portion of operating lease obligations	—	1,541
Accounts payable	9,987	6,831
Accrued and other liabilities	22,644	21,916
Total current liabilities	34,958	32,467
Long-term debt, net of current portion	6,925	6,307
Credit facility	26,145	23,753
Convertible subordinated notes due 2021	5,732	5,835
Senior notes due 2026	319,108	319,418
Obligations under finance leases, net of current portion	6,143	5,999
Obligations under operating leases, net of current portion	—	22,673
Deferred preneed cemetery revenue	45,997	45,540
Deferred preneed funeral revenue	28,606	29,236
Deferred tax liability	31,263	32,572
Other long-term liabilities	3,133	1,920
Deferred preneed cemetery receipts held in trust	62,432	69,970
Deferred preneed funeral receipts held in trust	82,074	88,696
Care trusts’ corpus	43,494	48,442
Total liabilities	696,010	732,828
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 25,703,490 and 25,837,577 shares issued at December 31, 2018 and June 30, 2019, respectively	257	258
Additional paid-in capital	243,849	243,285
Retained earnings	71,680	83,067
Treasury stock, at cost; 7,625,339 and 8,025,339 at December 31, 2018 and June 30, 2019, respectively	(94,294)	(102,050)
Total stockholders’ equity	221,492	224,560
Total liabilities and stockholders’ equity	$917,502	$957,388
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue:
Service revenue	$31,972	$34,659	$70,657	$71,311
Property and merchandise revenue	27,531	28,877	57,715	57,456
Other revenue	4,344	4,216	8,862	8,066
	63,847	67,752	137,234	136,833
Field costs and expenses:
Cost of service	17,329	17,955	35,946	36,052
Cost of merchandise	22,168	22,311	45,291	44,572
Cemetery property amortization	891	1,169	1,799	2,018
Field depreciation expense	3,013	3,059	5,878	6,144
Regional and unallocated funeral and cemetery costs	3,267	3,622	6,548	6,411
Other expenses	354	386	759	786
	47,022	48,502	96,221	95,983
Gross profit	16,825	19,250	41,013	40,850
Corporate costs and expenses:
General, administrative and other	6,380	5,692	12,998	11,304
Home office depreciation and amortization	464	369	907	758
	6,844	6,061	13,905	12,062
Operating income	9,981	13,189	27,108	28,788
Interest expense	(4,743)	(6,296)	(8,478)	(12,624)
Accretion of discount on convertible subordinated notes	(555)	(60)	(1,715)	(117)
Net loss on early extinguishment of debt	(936)	—	(936)	—
Other, net	—	175	2	162
Income before income taxes	3,747	7,008	15,981	16,209
Provision for income taxes	(1,030)	(2,043)	(4,395)	(4,620)
Tax adjustment related to certain discrete items	30	(103)	517	(202)
Total provision for income taxes	(1,000)	(2,146)	(3,878)	(4,822)
Net income	$2,747	$4,862	$12,103	$11,387

Basic earnings per common share:	$0.15	$0.27	$0.71	$0.63
Diluted earnings per common share:	$0.15	$0.27	$0.67	$0.63

Dividends declared per common share:	$0.075	$0.075	$0.150	$0.150

Weighted average number of common and common equivalent shares outstanding:
Basic	17,916	17,959	17,010	18,008
Diluted	18,245	17,988	17,924	18,043
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities:
Net income	$12,103	$11,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,584	8,920
Provision for losses on accounts receivable	883	724
Stock-based compensation expense	2,009	1,103
Deferred income tax expense	2,044	1,309
Amortization of deferred financing costs	320	189
Amortization of capitalized commissions on preneed contracts	293	277
Accretion of discount on convertible subordinated notes	1,715	117
Amortization of debt discount on senior notes	38	242
Net loss on early extinguishment of debt	936	—
Net loss on sale and disposal of other assets	45	168
Other	145	121

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(779)	(1,116)
Inventories, prepaid and other current assets	(1,139)	1,446
Intangible and other non-current assets	(102)	(212)
Preneed funeral and cemetery trust investments	(5,986)	(5,033)
Accounts payable	(758)	(3,156)
Accrued and other liabilities	(964)	61
Deferred preneed funeral and cemetery revenue	2,007	863
Deferred preneed funeral and cemetery receipts held in trust	4,887	4,502
Net cash provided by operating activities	26,281	21,912

Cash flows from investing activities:
Net proceeds from the sale of other assets	—	100
Capital expenditures	(5,080)	(8,654)
Net cash used in investing activities	(5,080)	(8,554)

Cash flows from financing activities:
Payments against the term loan	(127,500)	—
Borrowings from the credit facility	96,000	23,300
Payments against the credit facility	(188,000)	(25,800)
Payment of debt issuance costs related to long-term debt	(1,551)	—
Redemption of the 2.75% convertible subordinated notes	(75,229)	(27)
Payment of transaction costs related to the redemption of the 2.75% convertible subordinated notes	(845)	—
Proceeds from the issuance of the 6.625% senior notes	320,125	—
Payments of debt issuance costs related to the 6.625% senior notes	(1,367)	—
Payments on other long-term debt and obligations under finance leases	(828)	(910)
Payments on contingent consideration recorded at acquisition date	(138)	(162)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	846	942
Taxes paid on restricted stock vestings and exercise of non-qualified options	(495)	(179)
Dividends paid on common stock	(2,640)	(2,725)
Purchase of treasury stock	—	(7,756)
Net cash provided by (used in) financing activities	18,378	(13,317)

Net increase in cash and cash equivalents	39,579	41
Cash and cash equivalents at beginning of period	952	644
Cash and cash equivalents at end of period	$40,531	$685
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2017	16,098	$226	$216,158	$57,904	$(76,632)	$197,656
Effect of adoption of topic 606	—	—	—	2,131	—	2,131
Balance – January 1, 2018	16,098	$226	$216,158	$60,035	$(76,632)	$199,787
Net income	—	—	—	9,356	—	9,356
Issuance of shares	91	1	307	—	—	308
Exercise of stock options	112	1	319	—	—	320
Cancellation and retirement of restricted common stock and stock options	(15)	—	(296)	—	—	(296)
Stock-based compensation expense	—	—	1,100	—	—	1,100
Dividends on common stock	—	—	(1,207)	—	—	(1,207)
Other	6	—	145	—	—	145
Balance – March 31, 2018	16,292	$228	$216,526	$69,391	$(76,632)	$209,513
Net income	—	—	—	2,747	—	2,747
Issuance of shares	13	—	220	—	—	220
Exercise of stock options	27	1	(197)	—	—	(196)
Cancellation and retirement of restricted common stock and stock options	(2)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	909	—	—	909
Dividends on common stock	—	—	(1,433)	—	—	(1,433)
Convertible notes exchange	2,823	28	28,194	—	—	28,222
Balance – June 30, 2018	19,153	$257	$244,215	$72,138	$(76,632)	$239,978

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net income	—	—	—	6,525	—	6,525
Issuance of shares	48	—	275	—	—	275
Exercise of stock options	71	1	471	—	—	472
Cancellation and retirement of restricted common stock and stock options	(9)	—	(174)	—	—	(174)
Stock-based compensation expense	—	—	585	—	—	585
Dividends on common stock	—	—	(1,360)	—	—	(1,360)
Other	15	—	294	—	—	294
Balance – March 31, 2019	18,203	$258	$243,940	$78,205	$(94,294)	$228,109
Net income	—	—	—	4,862	—	4,862
Issuance of shares	17	—	197	—	—	197
Cancellation and retirement of restricted common stock and stock options	(8)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	518	—	—	518
Dividends on common stock	—	—	(1,365)	—	—	(1,365)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Balance – June 30, 2019	17,812	$258	$243,285	$83,067	$(102,050)	$224,560
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading U.S. provider of funeral and cemetery services and merchandise. As of June 30, 2019, we operated 181 funeral homes in 29 states and 29 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 80% of our revenue and Cemetery Operations, which currently account for approximately 20% of our revenue.
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
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 3 to the Consolidated Financial Statements included herein. As of June 30, 2019, CSV RIA provided these services to one institution, which has custody of approximately 77% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue, as noted in our table of disaggregated revenue in Note 3 to the Consolidated Financial Statements included herein, when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred. Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $388.2 million at June 30, 2019 and are not recorded on our Consolidated Balance Sheet.
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
Cemetery property was $75.0 million and $75.4 million, net of accumulated amortization of $37.7 million and $39.7 million at December 31, 2018 and June 30, 2019, respectively. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $0.9 million and $1.2 million for the three months ended June 30, 2018 and 2019, respectively and $1.8 million and $2.0 million for the six months ended June 30, 2018 and 2019, respectively.
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
Allowances for bad debts and customer cancellations
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed which was $8.5 million and $7.8 million at December 31, 2018 and June 30, 2019, respectively. We estimate an allowance for doubtful accounts on these receivables based on our historical experience, which amounted to 2.2% and 2.6% of funeral receivables at December 31, 2018 and June 30, 2019, respectively. In addition, our other funeral receivables not related to funeral services performed were $0.7 million and $0.5 million at December 31, 2018 and June 30, 2019, respectively.
Our cemetery financed receivables totaled $37.2 million and $38.8 million at December 31, 2018 and June 30, 2019, respectively. The unearned finance charges associated with these receivables were $4.6 million and $4.7 million at December 31, 2018 and June 30, 2019, respectively. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.6% and 3.9% of the total receivables at December 31, 2018 and June 30,

2019, respectively. See Note 5 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Our cemetery receivables recorded in Accounts Receivable, net also include $1.8 million related to perpetual care income receivables at December 31, 2018. There were no receivables related to perpetual care income at June 30, 2019. See Note 7 to the Consolidated Financial Statements included herein for additional information on our perpetual care trust investments.
Accounts receivable is comprised of the following at December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Funeral receivables, net of allowance for bad debt of $189 and $205, respectively	$9,002	$8,118
Cemetery receivables, net of allowance for bad debt of $580 and $554, respectively	9,688	8,453
Other receivables	207	223
Accounts receivable, net	$18,897	$16,794
Cemetery receivables recorded in Preneed Receivables, net represent payments expected to be received beyond one year from the balance sheet date. Preneed receivables, net are comprised of the following at December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Cemetery preneed receivables	$25,568	$26,477
Less: unearned finance charges	(2,821)	(2,811)
Less: allowance for bad debt and contract cancellation	(1,228)	(1,138)
Less: balances due on undelivered cemetery preneed contracts	(3,078)	(3,070)
Preneed receivables, net	$18,441	$19,458
Bad debt expense totaled $0.4 million for both the three months ended June 30, 2018 and 2019 and $0.9 million and $0.7 million for the six months ended June 30, 2018 and 2019, respectively.
Capitalized Commissions on Preneed Contracts
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled approximately $144,000 and $139,000 for the three months ended June 30, 2018 and 2019, respectively and $293,000 and $277,000 for the six months ended June 30, 2018 and 2019, respectively.
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
Property, plant and equipment is comprised of the following at December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Land	$81,012	$80,901
Buildings and improvements	223,646	227,080
Furniture, equipment and automobiles	81,125	83,072
Property, plant and equipment, at cost	385,783	391,053
Less: accumulated depreciation	(124,945)	(131,218)
Property, plant and equipment, net	$260,838	$259,835
We recorded depreciation expense of approximately $3.5 million and $3.4 million for the three months ended June 30, 2018 and 2019, respectively and approximately $6.8 million and $6.9 million for the six months ended June 30, 2018 and 2019, respectively.
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
We perform our annual goodwill impairment test as of August 31st each year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. For our 2018 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform a quantitative goodwill impairment test and concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the methodology used for the quantitative goodwill impairment test.
In addition to our annual review, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results. No such events or changes occurred between our testing date and reporting period to trigger a subsequent impairment review. No impairments were recorded to our goodwill during the three and six months ended June 30, 2018 and 2019.

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
We perform our annual intangible assets impairment test as of August 31st each year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For our 2018 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform a quantitative impairment test and concluded that it is more-likely-than not that the fair value of our intangible assets is greater than its carrying value and thus there was no impairment to our intangible assets.
See Part II, Item 7, Overview of Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018, for a discussion of the methodology used for the quantitative intangibles impairment test.
In addition to our annual review, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends. No impairments were recorded to our intangible assets during the three and six months ended June 30, 2018 and 2019.
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
Income tax expense was $1.0 million and $2.1 million for the three months ended June 30, 2018 and 2019, respectively and $3.9 million and $4.8 million for the six months ended June 30, 2018 and 2019, respectively.
We recorded income taxes at the estimated effective rate, before discrete items, of 27.5% for both the three and six months ended June 30, 2018 and 29.2% and 28.5% for the three and six months ended June 30, 2019, respectively. The discrete items include an income tax benefit related to stock compensation and refunds received from the completion of state income tax audits, income tax expense related to state tax rate changes and other non-material discrete state items.
Subsequent Events
Management evaluated events and transactions during the period subsequent to June 30, 2019 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 19 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.
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
On January 1, 2019, we adopted Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. While Topic 842 had a material impact on our Consolidated Balance Sheet, it did not have an impact on our Consolidated Statements of Operations or Cash Flows, or liquidity measures, such as debt covenant ratios. It also did not have a material impact on our effective tax rate for the reporting period. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of Topic 842, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities. We have real estate lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component. We have elected the short-term lease recognition exemption for all applicable classes of underlying assets.
On January 1, 2019, we recorded operating lease ROU assets of $16.5 million and operating lease liabilities of $17.3 million, related to our real estate and equipment leases, based on the present value of the future lease payments on the date of adoption. Our opening operating lease ROU asset balance included prepaid lease expense and lease incentives on our Consolidated Balance Sheet at December 31, 2018. The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2019 for the adoption of Topic 842 is as follows (in thousands):

	December 31, 2018	Effect of Adoption of Topic 842	January 1, 2019
Assets
Prepaid expenses	$1,456	$(148)	$1,308
Operating lease right-of-use assets	—	16,470	16,470
		$16,322
Liabilities
Accrued and other liabilities	$22,644	$(274)	$22,370
Other long-term liabilities	3,133	(692)	2,441
Current portion of operating lease obligations	—	2,633	2,633
Obligations under operating leases, net of current portion	—	14,655	14,655
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
In May 2019, the FASB issued ASU Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The amendments in the ASU provide targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The amendments also decrease costs for some financial statement preparers while providing financial statement users with decision-useful information.
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
3.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenue, disaggregated by major source for each of our reportable segments is as follows (in thousands):

Three Months Ended June 30, 2019
	Funeral	Cemetery	Total
Services	$31,931	$2,728	$34,659
Merchandise	18,378	1,953	20,331
Cemetery property	—	8,546	8,546
Other revenue	2,198	2,018	4,216
Total	$52,507	$15,245	$67,752

Three Months Ended June 30, 2018
	Funeral	Cemetery	Total
Services	$29,023	$2,949	$31,972
Merchandise	17,296	2,372	19,668
Cemetery property	—	7,863	7,863
Other revenue	2,213	2,131	4,344
Total	$48,532	$15,315	$63,847

Six Months Ended June 30, 2019
	Funeral	Cemetery	Total
Services	$65,908	$5,403	$71,311
Merchandise	38,343	3,731	42,074
Cemetery property	—	15,382	15,382
Other revenue	4,419	3,647	8,066
Total	$108,670	$28,163	$136,833

Six Months Ended June 30, 2018
	Funeral	Cemetery	Total
Services	$64,587	$6,070	$70,657
Merchandise	38,014	4,329	42,343
Cemetery property	—	15,372	15,372
Other revenue	4,525	4,337	8,862
Total	$107,126	$30,108	$137,234

Deferred Revenue
Deferred revenue is presented net of amounts due on undelivered preneed contracts shown below as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Contract liabilities:
Deferred preneed cemetery revenue	$50,445	$50,064
Less: Balances due on undelivered cemetery preneed contracts(1)	(4,448)	(4,524)
Deferred preneed cemetery revenue, net	$45,997	$45,540

Deferred preneed funeral revenue	$36,912	$37,566
Less: Balances due on undelivered funeral preneed contracts(2)	(8,306)	(8,330)
Deferred preneed funeral revenue, net	$28,606	$29,236

(1)
$1.4 million and $1.5 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and June 30, 2019, respectively, and $3.1 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at both December 31, 2018 and June 30, 2019.

(2)	$8.3 million of preneed funeral receivables have been reclassified to reduce deferred preneed funeral revenue at both December 31, 2018 and June 30, 2019.
Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled at December 31, 2018 and June 30, 2019 was $4.4 million and $4.5 million for preneed cemetery contracts and $8.3 million for preneed funeral contracts for both periods. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue for any given period. However, we estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral contracts.
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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2018 and June 30, 2019 are as follows (in thousands):

	December 31, 2018	June 30, 2019
Preneed cemetery trust investments, at market value	$64,549	$72,151
Less: allowance for contract cancellation	(2,117)	(2,181)
Preneed cemetery trust investments, net	$62,432	$69,970

Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2019, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2019. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at June 30, 2019 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$9,544	$—	$—	$9,544
Fixed income securities:
Foreign debt	2	5,688	107	(273)	5,522
Corporate debt	2	13,492	603	(526)	13,569
Preferred stock	2	13,188	620	(334)	13,474
Mortgage-backed securities	2	608	11	(81)	538
Common stock	1	28,895	2,141	(3,366)	27,670
Mutual funds:
Fixed Income	2	1,288	37	(58)	1,267
Trust securities		$72,703	$3,519	$(4,638)	$71,584
Accrued investment income		$567			$567
Preneed cemetery trust investments					$72,151
Market value as a percentage of cost					98.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,550
Due in five to ten years	9,014
Thereafter	21,539
Total	$33,103

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
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheet. In the three and six months ended June 30, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2019, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2019 are shown in the following table (in thousands):

	June 30, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,229	$(37)	$1,161	$(236)	$2,390	$(273)
Corporate debt	1,925	(89)	4,571	(437)	6,496	(526)
Preferred stock	553	(6)	6,953	(328)	7,506	(334)
Mortgage-backed securities	—	—	350	(81)	350	(81)
Common stock	11,890	(2,133)	2,363	(1,233)	14,253	(3,366)
Mutual Funds:
Fixed Income	442	(58)	—	—	442	(58)
Total temporary impaired securities	$16,039	$(2,323)	$15,398	$(2,315)	$31,437	$(4,638)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Investment income	$474	$414	$899	$985
Realized gains	18	2,363	871	3,821
Realized losses	(750)	(1,001)	(1,357)	(1,636)
Expenses and taxes	(221)	(407)	(272)	(685)
Net change in deferred preneed cemetery receipts held in trust	479	(1,369)	(141)	(2,485)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the three and six months ended June 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Purchases	$(6,882)	$(8,186)	$(10,258)	$(19,812)
Sales	6,340	10,026	13,899	13,018
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2018 and June 30, 2019 are as follows (in thousands):

	December 31, 2018	June 30, 2019
Preneed funeral trust investments, at market value	$84,803	$91,459
Less: allowance for contract cancellation	(2,729)	(2,763)
Preneed funeral trust investments, net	$82,074	$88,696
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At June 30, 2019, none of our preneed funeral trust investments were underfunded.

Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and six months ended June 30, 2019. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed funeral trust investments at June 30, 2019 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$25,145	$—	$—	$25,145
Fixed income securities:
U.S treasury debt	1	944	1	(3)	942
Foreign debt	2	5,683	106	(264)	5,525
Corporate debt	2	13,482	595	(525)	13,552
Preferred stock	2	13,543	646	(333)	13,856
Mortgage-backed securities	2	698	10	(85)	623
Common stock	1	28,227	1,921	(3,258)	26,890
Mutual funds:
Fixed income	2	1,419	38	(50)	1,407
Other investments	2	2,959	—	—	2,959
Trust securities		$92,100	$3,317	$(4,518)	$90,899
Accrued investment income		$560			$560
Preneed funeral trust investments					$91,459
Market value as a percentage of cost					98.7%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$121
Due in one to five years	3,457
Due in five to ten years	9,164
Thereafter	21,756
Total	$34,498

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
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheet. In the three and six months ended June 30, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2019, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.

Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of June 30, 2019 are shown in the following table (in thousands):

	June 30, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$821	$(3)	$821	$(3)
Foreign debt	1,271	(38)	1,116	(226)	2,387	(264)
Corporate debt	1,990	(93)	4,518	(432)	6,508	(525)
Preferred stock	347	(4)	6,924	(329)	7,271	(333)
Mortgage-backed securities	9	—	396	(85)	405	(85)
Common stock	11,905	(2,131)	2,267	(1,127)	14,172	(3,258)
Mutual Funds:
Fixed income	293	(36)	261	(14)	554	(50)
Other Investments	430	—	—	—	430	—
Total temporary impaired securities	$16,245	$(2,302)	$16,303	$(2,216)	$32,548	$(4,518)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Investment income	$479	$409	$891	$982
Realized gains	11	2,486	2,907	3,806
Realized losses	(782)	(1,007)	(1,391)	(424)
Expenses and taxes	(334)	(513)	(478)	(285)
Net change in deferred preneed funeral receipts held in trust	626	(1,375)	(1,929)	(4,079)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three and six months ended June 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Purchases	$(7,153)	$(8,436)	$(10,439)	$(19,195)
Sales	6,617	10,816	14,212	13,601
5.    PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Other revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed.
Our cemetery financed receivables at December 31, 2018 and June 30, 2019 are as follows (in thousands):

	December 31, 2018		June 30, 2019
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,405 and $2,422, respectively	$11,676	(1)	$12,344	(1)
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,049 and $3,949, respectively	25,568	(2)	26,477	(2)
Preneed cemetery financed receivables	$37,244		$38,821

(1)	$1.4 million and $1.5 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and June 30, 2019, respectively.
(2)	$3.1 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at both December 31, 2018 and June 30, 2019.
The unearned finance charges associated with these receivables are $4.6 million and $4.7 million at December 31, 2018 and June 30, 2019, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 3.9% of the total receivables on recognized sales at June 30, 2019. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.

For the six months ended June 30, 2019, the change in the allowance for contract cancellations is as follows (in thousands):

June 30, 2019
Beginning balance	$1,808
Write-offs and cancellations	(468)
Provision	352
Ending balance	$1,692
The aging of preneed cemetery financed receivables as of June 30, 2019 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financed Receivables
Recognized revenue	$543	$325	$97	$1,036	$2,001	$27,078	$29,079
Deferred revenue	217	128	28	271	644	9,098	9,742
Total	$760	$453	$125	$1,307	$2,645	$36,176	$38,821
6.    RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2018 and June 30, 2019, receivables from preneed trusts are as follows (in thousands):

	December 31, 2018	June 30, 2019
Preneed trust funds, at cost	$17,601	$18,200
Less: allowance for contract cancellation	(528)	(546)
Receivables from preneed trusts, net	$17,073	$17,654
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at June 30, 2019 and December 31, 2018. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at June 30, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,382	$4,382
Fixed income investments	11,266	11,266
Mutual funds and common stocks	2,547	2,606
Annuities	5	5
Total	$18,200	$18,259
The composition of the preneed trust funds at December 31, 2018 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,172	$4,172
Fixed income investments	10,668	10,668
Mutual funds and common stocks	2,755	2,709
Annuities	6	6
Total	$17,601	$17,555

7.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheet represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2018 and June 30, 2019 are as follows (in thousands):

	December 31, 2018	June 30, 2019
Trust assets, at market value	$44,071	$48,969
Obligations due from trust	(577)	(527)
Care trusts’ corpus	$43,494	$48,442
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Other revenue. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At June 30, 2019, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and six months ended June 30, 2019. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 8 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2019 (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,113	$—	$—	$5,113
Fixed income securities:
Foreign debt	2	4,239	81	(196)	4,124
Corporate debt	2	9,807	499	(384)	9,922
Preferred stock	2	10,162	432	(240)	10,354
Mortgage-backed securities	2	379	6	(50)	335
Common stock	1	17,760	1,169	(2,063)	16,866
Mutual funds:
Fixed Income	2	1,855	60	(64)	1,851
Trust securities		$49,315	$2,247	$(2,997)	$48,565
Accrued investment income		$404			$404
Cemetery perpetual care investments					$48,969
Market value as a percentage of cost					98.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,996
Due in five to ten years	6,497
Thereafter	16,242
Total	$24,735

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three and six months ended June 30, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At June 30, 2019, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended June 30, 2019 are shown in the following table (in thousands):

	June 30, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$995	$(29)	$811	$(167)	$1,806	$(196)
Corporate debt	1,464	(80)	3,273	(304)	4,737	(384)
Preferred stock	969	(16)	4,816	(224)	5,785	(240)
Mortgage-backed securities	—	—	219	(50)	219	(50)
Common stock	7,671	(1,335)	1,473	(728)	9,144	(2,063)
Mutual Funds:
Fixed Income	533	(64)	—	—	533	(64)
Total temporary impaired securities	$11,632	$(1,524)	$10,592	$(1,473)	$22,224	$(2,997)

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Realized gains	$22	$670	$304	$1,024
Realized losses	(312)	(270)	(526)	(441)
Net change in care trusts’ corpus	290	(400)	222	(583)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue for the three and six months ended June 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Investment income	$1,463	$1,107	$2,996	$2,194
Realized gains (losses), net	(398)	10	(715)	(280)
Total	$1,065	$1,117	$2,281	$1,914
Purchases and sales of investments in the perpetual care trusts for the three and six months ended June 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Purchases	$(4,742)	$(5,117)	$(6,670)	$(14,274)
Sales	4,431	6,278	9,397	7,980
8. FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt is classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the 2.75% convertible subordinated notes due 2021 was approximately $6.4 million at June 30, 2019 based on the last traded or broker quoted price. The fair value of the 6.625% senior notes due 2026 was approximately $334.8 million at June 30, 2019 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement. As of June 30, 2019, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
9.     INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2018 and June 30, 2019 are as follows (in thousands):

	December 31, 2018	June 30, 2019
Prepaid agreements not-to-compete, net of accumulated amortization of $6,672 and $7,008, respectively	$4,048	$3,794
Tradenames	17,635	17,635
Capitalized commissions on preneed contracts, net of accumulated amortization of $569 and $846, respectively	2,717	2,754
Other	25	177
Intangible and other non-current assets, net	$24,425	$24,360
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense for our prepaid agreements not-to-compete was approximately $153,000 and $168,000 for the three months ended June 30, 2018 and 2019, respectively and $292,000 and $336,000 for the six months ended June 30, 2018 and 2019, respectively.
Our tradenames have indefinite lives and therefore are not amortized.
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled approximately $144,000 and $139,000 for the three months ended June 30, 2018 and 2019, respectively and $293,000 and $277,000 for the six months ended June 30, 2018 and 2019, respectively.
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

Our long-term debt consisted of the following at December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Credit Facility	$27,100	$24,600
Acquisition debt	8,940	8,202
Debt issuance costs, net of accumulated amortization of $109 and $216, respectively	(955)	(847)
Less: current portion	(2,015)	(1,895)
Total long-term debt	$33,070	$30,060
As of June 30, 2019, we had outstanding borrowings under the Credit Facility of $24.6 million. We had one letter of credit issued on November 30, 2018 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Credit Facility was 3.9% and 4.0% for the three and six months ended June 30, 2019, respectively. The weighted average interest rate on our Former Credit Agreement was 4.2% and 4.0% for the three and six months ended June 30, 2018, respectively.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We were in compliance with the covenants contained in the Credit Facility as of June 30, 2019, with a leverage ratio of 5.05 to 1.00 and a fixed charge coverage ratio of 2.15 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was $54,000 and $108,000 for the three and six months ended June 30, 2019, respectively and amortization of debt issuance costs related to our Former Credit Agreement was $45,000 and $140,000 for the three and six months ended June 30, 2018, respectively.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $201,000 and $160,000 for the three months ended June 30, 2018 and 2019, respectively and $425,000 and $329,000 for the six months ended June 30, 2018 and 2019, respectively.
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
On April 4, 2019, we completed a privately-negotiated repurchase of an additional $25,000 in aggregate principal amount of Convertible Notes then outstanding for $27,163.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinate indebtedness. The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at June 30, 2019, is 45.2619 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.09 per share of common stock.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2018 and June 30, 2019 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	June 30, 2019
Long-term liabilities:
Principal amount	$6,346	$6,321
Unamortized discount of liability component	(560)	(443)
Convertible Notes issuance costs, net of accumulated amortization of $106 and $117, respectively	(54)	(43)
Carrying value of the liability component	$5,732	$5,835

Carrying value of the equity component	$789	$789
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2018 and June 30, 2019.
The fair value of the Convertible Notes, which are Level 2 measurements, was approximately $6.4 million at June 30, 2019.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $514,000 and $44,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $1,502,000 and $87,000 for the six months ended June 30, 2018 and 2019 respectively. Accretion of the discount on the Convertible Notes was approximately $555,000 and $60,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $1,715,000 and $117,000 for the six months ended June 30, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $62,000 and $5,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $194,000 and $11,000 for the six months ended June 30, 2018 and 2019, respectively.
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 20 months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2018 and 2019 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and six months ended June 30, 2018 and 2019 was 3.2%.
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 83 months of the Senior Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2018 and 2019 was 6.87%. The effective interest rate on the unamortized debt issuance costs for both the three and six months ended June 30, 2018 and 2019 was 6.69%.

The carrying value of the Senior Notes at December 31, 2018 and June 30, 2019 is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	June 30, 2019
Long-term liabilities:
Principal amount	$325,000	$325,000
Debt discount, net of accumulated amortization of $273 and $515, respectively	(4,602)	(4,360)
Debt issuance costs, net of accumulated amortization of $77 and $145, respectively	(1,290)	(1,222)
Carrying value of the Senior Notes	$319,108	$319,418
The fair value of the Senior Notes, which are Level 2 measurements, was approximately $334.8 million at June 30, 2019.
Interest expense on the Senior Notes included contractual coupon interest expense of $1.9 million and $5.4 million for the three months ended June 30, 2018 and 2019, respectively and $1.9 million and $10.8 million for the six months ended June 30, 2018 and 2019, respectively. Amortization of the debt discount on the Senior Notes was approximately $38,000 and $122,000 for the three months ended June 30, 2018 and 2019 and $38,000 and $242,000 for the six months ended June 30, 2018 and 2019, respectively. Amortization of debt issuance costs on the Senior Notes was approximately $11,000 and $34,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $11,000 and $68,000 for the six months ended June 30, 2018 and 2019, respectively.
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
The components of lease cost for the three and six months ended June 30, 2019 are as follows (in millions):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Facilities and grounds expense	$1.0	$1.9
Short-term lease cost	Facilities and grounds expense	$0.1	$0.2

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization	$0.1	$0.2
Interest on lease liabilities	Interest expense	0.1	0.2
Total finance lease cost		0.2	0.4
Total lease cost		$1.3	$2.5
Variable lease expense was immaterial for the three and six months ended June 30, 2019.
Supplemental cash flow information related to our leases for the six months ended June 30, 2019 is as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for operating leases included in operating activities	$1.9
Cash paid for finance leases included in financing activities	0.4
Right-of-use assets obtained in exchange for new leases for the six months ended June 30, 2019 is as follows (in millions):

Six Months Ended June 30, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$8.2
Right-of-use assets obtained in exchange for new finance lease liabilities	—

(1)
During the three months ended June 30, 2019, we modified an existing operating lease to extend the term through 2030. As a result of this modification, we increased our lease liabilities and right-of-use assets by $8.2 million.

Supplemental balance sheet information related to leases as of June 30, 2019 is as follows (in millions):

Lease Type	Balance Sheet Classification	June 30, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$23.5
Finance lease right-of-use assets(1)	Property, plant and equipment, net	5.5
Total right-of-use assets		$29.0

Operating	Current portion of operating lease obligations	$1.5
Finance	Current portion of finance lease obligations	0.3
Total current lease liabilities		1.8
Operating	Obligations under operating leases, net of current portion	22.7
Finance	Obligations under finance leases, net of current portion	6.0
Total non-current lease liabilities		28.7
Total lease liabilities		$30.5

(1)	Finance lease right-of-use assets are presented net of accumulated depreciation of $1.9 million.
The average lease terms and discount rates as of June 30, 2019 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	11.4	8.1%
Finance leases	7.5	8.2%
The aggregate future lease payments for operating and finance leases as of June 30, 2019 are as follows (in millions):

	Operating	Finance
Lease payments due:
Remainder of 2019	$1.9	$0.4
2020	3.3	0.8
2021	3.7	0.8
2022	3.3	0.8
2023	3.2	0.8
Thereafter	21.6	7.1
Total lease payments	37.0	10.7
Less: Interest	(12.8)	(4.4)
Present value of lease liabilities	$24.2	$6.3
As of June 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.
14.    COMMITMENTS AND CONTINGENCIES
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees. Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq. On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act. On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement. In February 2019, a Class Action Settlement Agreement was fully executed, which was preliminarily approved by the Court. The class claims process is underway. At December 31, 2018, we accrued $650,000 for the estimated settlement amount related to this case. At June 30, 2019, the amount accrued remains adequate.

15.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the six months ended June 30, 2019, we had two stock benefits plans under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017, however, the termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding under the Amended and Restated 2006 Plan.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at June 30, 2019 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	945	—
2017 Plan	2,705	(1)	1,906	152	497
Total	2,705		1,906	1,097	497

(1)
Amount includes approximately 1,150,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $220,000 and $211,000, for the three months ended June 30, 2018 and 2019, respectively and $465,000 and $428,000 for the six months ended June 30, 2018 and 2019, respectively.
As of June 30, 2019, we had approximately $1.8 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.9 years.
Stock Options
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $236,000 and $149,000, for the three months ended June 30, 2018 and 2019, respectively and $716,000 and $353,000 for the six months ended June 30, 2018 and 2019, respectively.
Performance Awards
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $344,000 and $58,000 for the three months ended June 30, 2018 and 2019, respectively and $620,000 and $77,000 for the six months ended June 30, 2018 and 2019, respectively.
Employee Stock Purchase Plan
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling approximately $53,000 and $61,000 for the three months ended June 30, 2018 and 2019, respectively and $150,000 and $166,000 for the six months ended June 30, 2018 and 2019, respectively.
Director Compensation
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and common stock awards of $118,000 and $114,000 for the three months ended June 30, 2018 and 2019, respectively and $202,000 and $228,000 for the six months ended June 30, 2018 and 2019, respectively.

Share Repurchase
During the six months ended June 30, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. At June 30, 2019, we had approximately $0.6 million available for repurchases under our share repurchase program.
Cash Dividends
During the six months ended June 30, 2018 and 2019, our Board declared the following dividends payable on the dates below (in millions, except per share amounts):

2018	Per Share	Dollar Value
March 1st	$0.075	$1.2
June 1st	$0.075	$1.4

2019	Per Share	Dollar Value
March 1st	$0.075	$1.4
June 3rd	$0.075	$1.4
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in millions):

Accumulated Other Comprehensive Income
Balance at December 31, 2018	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(3.1)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	3.1
Balance at June 30, 2019	$—
16.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Numerator for basic and diluted earnings per share:
Net income	$2,747	$4,862	$12,103	$11,387
Less: Earnings allocated to unvested restricted stock	(14)	(21)	(67)	(52)
Income attributable to common stockholders	$2,733	$4,841	$12,036	$11,335

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,916	17,959	17,010	18,008
Effect of dilutive securities:
Stock options	212	29	240	35
Convertible Notes	117	—	674	—
Denominator for diluted earnings per common share - weighted average shares outstanding	18,245	17,988	17,924	18,043

Basic earnings per common share:	$0.15	$0.27	$0.71	$0.63
Diluted earnings per common share:	$0.15	$0.27	$0.67	$0.63
The fully diluted weighted average shares outstanding for the three and six months ended June 30, 2018 and the corresponding calculation of fully diluted earnings per share, include approximately 117,000 and 674,000 shares, respectively that would have been issued upon conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the

FASB ASC 260, Earnings Per Share. For the three and six months ended June 30, 2019, there were no shares that would have been issued upon conversion under the if-converted method.
For the three and six months ended June 30, 2018, approximately 645,000 and 600,000 stock options, respectively were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three and six months ended June 30, 2019, approximately 1,094,000 and 1,200,000 stock options, respectively were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.
17.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, operating income (loss), income (loss) before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenue:
Three Months Ended June 30, 2019	$52,507	$15,245	$—	$67,752
Three Months Ended June 30, 2018	48,532	15,315	—	63,847

Six Months Ended June 30, 2019	$108,670	$28,163	$—	$136,833
Six Months Ended June 30, 2018	107,126	30,108	—	137,234

Operating income (loss):
Three Months Ended June 30, 2019	$14,624	$4,626	$(6,061)	$13,189
Three Months Ended June 30, 2018	12,654	4,171	(6,844)	9,981

Six Months Ended June 30, 2019	$32,700	$8,150	$(12,062)	$28,788
Six Months Ended June 30, 2018	32,318	8,695	(13,905)	27,108

Income (loss) before income taxes:
Three Months Ended June 30, 2019	$14,418	$4,852	$(12,262)	$7,008
Three Months Ended June 30, 2018	12,414	4,254	(12,921)	3,747

Six Months Ended June 30, 2019	$32,279	$8,438	$(24,508)	$16,209
Six Months Ended June 30, 2018	31,828	8,846	(24,693)	15,981

Total assets:
June 30, 2019	$702,202	$239,799	$15,387	$957,388
December 31, 2018	686,470	226,475	4,557	917,502

18.SUPPLEMENTARY DATA

Balance Sheet
The detail of certain balance sheet accounts as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Prepaid and other current assets:
Prepaid expenses	$1,456	$1,300
Federal income taxes receivable	923	—
State income taxes receivable	422	—
Other current assets	210	112
Total prepaid and other current assets	$3,011	$1,412

Accrued and other liabilities:
Accrued salaries and wages	$4,088	$3,948
Accrued incentive compensation	7,395	3,993
Accrued vacation	2,358	2,494
Accrued insurance	3,188	3,992
Accrued interest	1,856	1,928
Accrued ad valorem and franchise taxes	904	1,561
Accrued commissions	441	466
Other accrued liabilities	1,178	1,683
Federal income taxes payable	962	1,851
Deferred rent	274	—
Total accrued and other liabilities	$22,644	$21,916

Other long-term liabilities:
Deferred rent	$692	$—
Incentive compensation	1,563	1,249
Contingent consideration	878	671
Total other long-term liabilities	$3,133	$1,920
19.SUBSEQUENT EVENTS
On July 31, 2019, we entered into a second amendment to the Credit Facility. The Amendment increases the amount of proceeds of revolving loans that we are permitted to use for the repurchase of shares of our common stock from $30 million to $50 million.
On July 31, 2019, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25 million of our common stock in accordance with Rule 10b-18 of the Exchange Act of 1934, as amended. The shares may be purchased from time to time in the open market or in privately negotiated transactions.

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
At June 30, 2019, we operated 181 funeral homes in 29 states and 29 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, privately-owned independent operators. We believe we are a market leader in most of our markets.
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

Cash Flows
We began 2019 with $0.6 million in cash and ended the second quarter with $0.7 million. As of June 30, 2019, we had borrowings of $24.6 million outstanding on our Credit Facility compared to $27.1 million outstanding as of December 31, 2018.
The following table sets forth the elements of cash flow for the six months ended June 30, 2018 and 2019 (in thousands):

	Six Months Ended June 30,
	2018	2019
Cash at beginning of year	$952	$644

Cash flow from operating activities	26,281	21,912

Net proceeds from the sale of other assets	—	100
Growth capital expenditures	(1,366)	(4,479)
Maintenance capital expenditures	(3,714)	(4,175)
Cash flow from investing activities	(5,080)	(8,554)

Net payments on long-term debt obligations	(220,328)	(3,410)
Payment of debt issuance costs related to long-term debt	(1,551)	—
Redemption of the Convertibles Notes	(75,229)	(27)
Payment of transaction costs related to the redemption of the Convertibles Notes	(845)	—
Proceeds from the issuance of the Senior Notes	320,125	—
Payment of debt issuance costs related to the Senior Notes	(1,367)	—
Net proceeds from employee equity plans	213	601
Dividends paid on common stock	(2,640)	(2,725)
Purchase of treasury stock	—	(7,756)
Cash flow from financing activities	18,378	(13,317)

Cash at end of the period	$40,531	$685
Operating Activities
For the six months ended June 30, 2019, cash flow provided by operating activities was $21.9 million compared to cash flow provided by operating activities of $26.3 million for the six months ended June 30, 2018. The decrease of $4.4 million was due primarily to a $5.0 million net increase in interest payments on our Senior Notes, Convertible Notes and Credit Facility.
Investing Activities
Our investing activities, resulted in a net cash outflow of $8.6 million for the six months ended June 30, 2019 compared to $5.1 million for the six months ended June 30, 2018, an increase of $3.5 million.
For the six months ended June 30, 2019, capital expenditures totaled $8.7 million compared to $5.1 million for the six months ended June 30, 2018, an increase of $3.6 million. The following tables present our growth and maintenance capital expenditures (in millions):

	Six Months Ended June 30,
	2018	2019
Growth
Cemetery development	$0.9	$2.6
Construction for new funeral facilities	0.1	—
Renovations at certain businesses(1)	0.4	1.9
Total	$1.4	$4.5

(1)
During the six months ended June 30, 2019, we spent approximately $1.0 million for renovations on our four Panama City businesses that were affected by Hurricane Michael, which was reimbursed by our property insurance policy.

	Six Months Ended June 30,
	2018	2019
Maintenance
Facility repairs and improvements	$0.7	$1.0
Vehicles	1.3	1.2
General equipment and furniture	1.1	1.5
Paving roads and parking lots	0.3	0.4
Information technology infrastructure improvements	0.3	0.1
Total	$3.7	$4.2
Financing Activities
Our financing activities resulted in a net cash outflow of $13.3 million for the six months ended June 30, 2019 compared to a net cash inflow of $18.4 million for the six months ended June 30, 2018, a decrease of $31.7 million. During the six months ended June 30, 2019, we had net payments on our long-term debt obligations of $3.4 million, paid $2.7 million in dividends and repurchased treasury stock for $7.8 million.
During the six months ended June 30, 2018, we had net borrowings on our Senior Notes of $318.8 million, offset by net payments on our long-term debt obligations of $221.9 million and a payment of $76.1 million to exchange our Convertible Notes. We also paid $2.6 million in dividends.
Dividends
During the six months ended June 30, 2018 and 2019, our Board declared the following dividends payable on the dates below (in millions, except per share amounts):

2018	Per Share	Dollar Value
March 1st	$0.075	$1.2
June 1st	$0.075	$1.4

2019	Per Share	Dollar Value
March 1st	$0.075	$1.4
June 3rd	$0.075	$1.4
Share Repurchase
During the six months ended June 30, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. At June 30, 2019, we had approximately $0.6 million available for repurchases under our share repurchase program.
Long-term Debt and Lease Obligations
The outstanding principal of our long-term debt and lease obligations at June 30, 2019 is as follows:

June 30, 2019
Credit Facility	$24.6
Finance leases	6.3
Operating leases	24.2
Acquisition debt	8.2
Total long-term debt and lease obligations	$63.3
Credit Facility
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
We have one letter of credit issued on November 30, 2018 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Credit Facility was 3.9% and 4.0% for the three and six months ended June 30, 2019, respectively. The weighted average interest rate on our Former Credit Agreement was 4.2% and 4.0% for the three and six months ended June 30, 2018, respectively.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We were in compliance with the covenants contained in the Credit Facility as of June 30, 2019, with a leverage ratio of 5.05 to 1.00 and a fixed charge coverage ratio of 2.15 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was $54,000 and $108,000 for the three and six months ended June 30, 2019, respectively and amortization of debt issuance costs related to our Former Credit Agreement was $45,000 and $140,000 for the three and six months ended June 30, 2018, respectively.
Lease Obligations
On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and subsequent amendments, collectively referred to as (“Topic 842”). As a result, on January 1, 2019, we recorded operating lease right-of-use (“ROU”) assets of $16.5 million and operating lease liabilities of $17.3 million related to real estate and equipment leases, based on the present value of the future lease payments on the date of adoption. Lease expense related to our operating leases and short-term leases was $1.0 million and $0.1 million, respectively, for the three months ended June 30, 2019 and $1.9 million and $0.2 million, respectively, for the six months ended June 30, 2019. Depreciation expense related to our finance leases was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. Interest expense related to our finance leases was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.
During the three months ended June 30, 2019, we modified an existing operating lease to extend the term through 2030. As a result of this modification, we increased our lease liabilities and right-of-use assets by $8.2 million.
Acquisition Debt
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $201,000 and $160,000 for the three months ended June 30, 2018 and 2019, respectively and $425,000 and $329,000 for the six months ended June 30, 2018 and 2019, respectively.
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

On April 4, 2019, we completed a privately-negotiated repurchase of an additional $25,000 in aggregate principal amount of Convertible Notes then outstanding for $27,163.
At June 30, 2019, the carrying amount of the equity component was approximately $0.8 million, the principal amount of the liability component was approximately $6.3 million and the net carrying amount was approximately $5.8 million. The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2018 and 2019 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and six months ended June 30, 2018 and 2019 was 3.2%.
Interest expense on the Convertible Notes included contractual coupon interest expense of approximately $514,000 and $44,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $1,502,000 and $87,000 for the six months ended June 30, 2018 and 2019 respectively. Accretion of the discount on the Convertible Notes was approximately $555,000 and $60,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $1,715,000 and $117,000 for the six months ended June 30, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was approximately $62,000 and $5,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $194,000 and $11,000 for the six months ended June 30, 2018 and 2019, respectively.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinate indebtedness. The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of approximately $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at June 30, 2019, is 45.2619 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of approximately $22.09 per share of common stock.
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of approximately 83 months of the Senior Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2018 and 2019 was 6.87%. The effective interest rate on the unamortized debt issuance costs for both the three and six months ended June 30, 2018 and 2019 was 6.69%.
Interest expense on the Senior Notes included contractual coupon interest expense of $1.9 million and $5.4 million for the three months ended June 30, 2018 and 2019, respectively and $1.9 million and $10.8 million for the six months ended June 30, 2018 and 2019, respectively. Amortization of the debt discount on the Senior Notes was approximately $38,000 and $122,000 for the three months ended June 30, 2018 and 2019 and $38,000 and $242,000 for the six months ended June 30, 2018 and 2019, respectively. Amortization of debt issuance costs on the Senior Notes was approximately $11,000 and $34,000 for the three months ended June 30, 2018 and 2019, respectively and approximately $11,000 and $68,000 for the six months ended June 30, 2018 and 2019, respectively.

Financial Highlights
Below are our financial highlights for the three months ended June 30, 2018 and 2019 (dollars in thousands except for volumes and averages):

	Three Months Ended June 30,
	2018	2019
Revenue	$63,847	$67,752
Funeral contracts	8,653	9,366
Average revenue per contract, including preneed funeral trust earnings	$5,553	$5,557
Preneed interment rights (property) sold	1,521	2,056
Average price per interment right sold	$3,999	$3,660
Gross profit	$16,825	$19,250
Net income	$2,747	$4,862
Revenue for the three months ended June 30, 2019 and 2018 was $67.7 million and $63.8 million, respectively, which represents an increase of approximately $3.9 million, or 6.1%. Funeral revenue increased $4.0 million to $52.5 million and cemetery revenue decreased $0.1 million to $15.2 million in the three months ended June 30, 2019 compared to the same period in 2018. However, excluding revenue from the three cemetery businesses divested in the second half of 2018, cemetery revenue increased $1.3 million in the three months ended June 30, 2018. For the quarter comparatives, we experienced an 8.2% increase in total funeral contracts, while the average revenue per funeral contract remained flat. In addition, we experienced an increase of 35.2% in the number of preneed interment rights (property) sold, while we experienced a decrease of 8.5% in the average price per interment right sold. Further discussion of Revenue for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Gross profit for the three months ended June 30, 2019 increased $2.4 million, or 14.4%, to $19.2 million, from $16.8 million for the three months ended June 30, 2018, primarily due to the increase in same store funeral revenue. Further discussion of the components of Gross profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Net income for the three months ended June 30, 2019 increased $2.1 million to $4.9 million, equal to $0.27 per diluted share, compared to net income of $2.7 million, equal to $0.15 per diluted share, for the three months ended June 30, 2018. Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Interest expense, Income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
Below are our financial highlights for the six months ended June 30, 2018 and 2019 (dollars in thousands except for volumes and averages):

	Six Months Ended June 30,
	2018	2019
Revenue	$137,234	$136,833
Funeral contracts	18,765	19,247
Average revenue per contract, including preneed funeral trust earnings	$5,662	$5,597
Preneed interment rights (property) sold	3,210	3,518
Average price per interment right sold	$3,608	$3,721
Gross profit	$41,013	$40,850
Net income	$12,103	$11,387
Revenue for the six months ended June 30, 2019 and 2018 was $136.8 million and $137.2 million, respectively, which represents a decrease of approximately $0.4 million, or 0.3%. Funeral revenue increased $1.5 million to $108.7 million and cemetery revenue decreased $1.9 million to $28.2 million in the six months ended June 30, 2019 compared to the same period in 2018. However, excluding revenue from the three cemetery businesses divested in the second half of 2018, cemetery revenue increased $1.4 million in the six months ended June 30, 2018. For the period comparatives, we experienced a 2.6% increase in total funeral contracts, while we experienced a 1.1% decrease in the average revenue per funeral contract. In addition, we experienced an increase of 9.6% in the number of preneed interment rights (property) sold and an increase of 3.1% in the average price per interment right sold. Further discussion of Revenue for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Gross profit for the six months ended June 30, 2019 decreased $0.2 million, or 0.4%, to $40.8 million, from $41.0 million for the six months ended June 30, 2018, primarily due to the three cemetery businesses that were divested in the second half of

2018. Further discussion of the components of Gross profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Net income for the six months ended June 30, 2019 decreased $0.7 million to $11.4 million, equal to $0.63 per diluted share, compared to net income of $12.1 million, equal to $0.67 per diluted share, for the six months ended June 30, 2018. Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Interest expense, Income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ending June 30, 2019 dated July 31, 2019 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business. The Trend Report is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three and six months ended June 30, 2018 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net income	$2,747	$4,862	$12,103	$11,387
Special items (1), net of tax except for items noted by **
Severance and retirement costs	—	483	—	654
Accretion of discount on convertible subordinated notes**	555	60	1,715	117
Net loss on early extinguishment of debt	740	—	740
Litigation reserve	—	281	—	380
Adjusted net income(2)	$4,042	$5,686	$14,558	$12,538

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

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and six months ended June 30, 2018 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Gross profit	$16,825	$19,250	$41,013	$40,850

Cemetery property amortization	891	1,169	1,799	2,018
Field depreciation expense	3,013	3,059	5,878	6,144
Regional and unallocated funeral and cemetery costs	3,267	3,622	6,548	6,411
Operating profit	$23,996	$27,100	$55,238	$55,423

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by segment for the three and six months ended June 30, 2018 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Funeral Home	$17,953	$20,420	$43,045	$43,587
Cemetery	6,043	6,680	12,193	11,836
Operating profit	$23,996	$27,100	$55,238	$55,423

Operating profit margin(1)	37.6%	40.0%	40.3%	40.5%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2019 compared to the same period of 2018. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2015 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2014 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
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
Funeral Home Segment
The following tables set forth certain information related to our Revenue and Operating profit from our funeral home operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,
	2018	2019
Revenue:
Same store operating revenue	$40,653	$42,127
Acquired operating revenue	5,666	8,182
Preneed funeral insurance commissions	354	329
Preneed funeral trust earnings	1,859	1,869
Total	$48,532	$52,507

Operating profit:
Same store operating profit	$14,254	$15,370
Acquired operating profit	1,721	3,091
Preneed funeral insurance commissions	154	134
Preneed funeral trust earnings	1,824	1,825
Total	$17,953	$20,420

The following measures reflect the significant metrics over this comparative period:

	Three Months Ended June 30,
	2018	2019
Same store:
Contract volume	7,703	7,993
Average revenue per contract, excluding preneed funeral trust earnings	$5,278	$5,271
Average revenue per contract, including preneed funeral trust earnings	$5,491	$5,470
Burial rate	38.9%	38.6%
Cremation rate	53.4%	53.7%

Acquired:
Contract volume	950	1,373
Average revenue per contract, excluding preneed funeral trust earnings	$5,964	$5,959
Average revenue per contract, including preneed funeral trust earnings	$6,050	$6,064
Burial rate	40.3%	42.1%
Cremation rate	51.7%	50.3%
Funeral home same store operating revenue for the three months ended June 30, 2019 increased $1.5 million, primarily due to a 3.8% increase in same store contract volumes, while the average revenue per contract remained flat compared to the three months ended June 30, 2018.
Same store operating profit for the three months ended June 30, 2019 increased $1.1 million when compared to the three months ended June 30, 2018 and the comparable operating profit margin increased 140 basis points to 36.5%. The increase is primarily due to the increase in same store revenue coupled with better management of controllable expenses. The higher operating profit margin is a result of the company wide changes implemented in the fourth quarter of 2018 to refocus on operational leadership and high performance operating standards.
Funeral home acquired operating revenue for the three months ended June 30, 2019 increased $2.5 million, as our funeral home acquired portfolio for the three months ended June 30, 2019 includes four businesses acquired in the third quarter of 2018 not present in the three months ended June 30, 2018.
Acquired operating profit for the three months ended June 30, 2019 increased $1.4 million when compared to the three months ended June 30, 2018. Operating profit margin increased by 740 basis points to 37.8% for the three months ended June 30, 2019 compared to the same period in 2018. The increase is primarily due to the businesses acquired in the third quarter of 2018, as operating profit margins for these acquired businesses were higher compared to our remaining acquired portfolio. We additionally had margin improvements in the remaining acquired portfolio as a result of the company wide changes implemented in the fourth quarter of 2018.
Preneed funeral insurance commissions and preneed funeral trust earnings, which are recorded in Other revenue, on a combined basis, remained flat for the three months ended June 30, 2019 compared to the same period in 2018. Operating profit for preneed funeral insurance commissions and preneed funeral trust earnings, on a combined basis, also remained flat for the three months ended June 30, 2019 compared to the same period in 2018.

The following tables set forth certain information related to our Revenue and Operating profit from our funeral home operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30,
	2018	2019
Revenue:
Same store operating revenue	$89,773	$87,629
Acquired operating revenue	12,828	16,622
Preneed funeral insurance commissions	614	688
Preneed funeral trust earnings	3,911	3,731
Total	$107,126	$108,670

Operating profit:
Same store operating profit	$34,577	$33,338
Acquired operating profit	4,446	6,336
Divested operating (loss)	(3)	—
Preneed funeral insurance commissions	192	265
Preneed funeral trust earnings	3,833	3,648
Total	$43,045	$43,587
The following measures reflect the significant metrics over this comparative period:

	Six Months Ended June 30,
	2018	2019
Same store:
Contract volume	16,705	16,483
Average revenue per contract, excluding preneed funeral trust earnings	$5,374	$5,316
Average revenue per contract, including preneed funeral trust earnings	$5,582	$5,509
Burial rate	39.9%	38.9%
Cremation rate	52.8%	53.4%

Acquired:
Contract volume	2,060	2,764
Average revenue per contract, excluding preneed funeral trust earnings	$6,227	$6,014
Average revenue per contract, including preneed funeral trust earnings	$6,306	$6,122
Burial rate	43.0%	42.8%
Cremation rate	49.5%	49.5%
Funeral home same store operating revenue for the six months ended June 30, 2019 decreased $2.1 million, primarily due to the decrease in same store contract volumes, as well as the slight decrease in the average revenue per contract compared to the six months ended June 30, 2018. The contract volume in the first quarter of 2018 was significantly influenced by a severe flu season.
Same store operating profit for the six months ended June 30, 2019 decreased $1.2 million when compared to the six months ended June 30, 2018 and the comparable operating profit margin decreased 50 basis points to 38.0%. The decrease is primarily due to the decrease in same store revenue. Although we experienced an overall decrease in operating expenses of $0.9 million, as a percentage of revenue, certain expenses increased such as general liability insurance costs. This increase was partially offset by a reduction in salaries and benefits as a result of the company wide changes implemented in the fourth quarter of 2018, as well as decreased health insurance costs.
Funeral home acquired operating revenue for the six months ended June 30, 2019 increased $3.8 million, as our funeral home acquired portfolio for the six months ended June 30, 2019 includes four businesses acquired in the third quarter of 2018 not present in the three months ended June 30, 2018. Although we experienced an increase in acquired contract volumes, we experienced decreases in acquired average revenue per burial and cremation contracts due to increased discounts.
Acquired operating profit for the six months ended June 30, 2019 increased $1.9 million when compared to the six months ended June 30, 2018. Operating profit margin increased by 340 basis points to 38.1% for the six months ended June 30, 2019 compared to the same period in 2018. The increase is primarily due to the businesses acquired in the third quarter of 2018, as operating profit margins for these acquired businesses were higher compared to our remaining acquired portfolio.
Preneed funeral insurance commissions and preneed funeral trust earnings, which are recorded in Other revenue, on a combined basis, decreased $0.1 million for the six months ended June 30, 2019 compared to the same period in 2018 due to a decrease in earnings from the maturity of preneed contracts, offset by an increase in preneed funeral insurance commission income. Operating profit for preneed funeral insurance commissions and preneed funeral trust earnings, on a combined basis, decreased $0.1 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the decrease in the earnings from the maturity of preneed contracts.
Cemetery Segment
The following tables set forth certain information related to our Revenue and Operating profit from our cemetery operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (in thousands):

	Three Months Ended June 30,
	2018	2019
Revenue:
Same store operating revenue	$11,886	$13,227
Divested revenue	1,622	—
Cemetery trust earnings	1,383	1,623
Preneed cemetery finance charges	424	395
Total	$15,315	$15,245

Operating profit:
Same store operating profit	$3,883	$4,808
Divested operating profit	472	—
Cemetery trust earnings	1,264	1,477
Preneed cemetery finance charges	424	395
Total	$6,043	$6,680
The following measures reflect the significant metrics over this comparative period (dollars in thousands):

	Three Months Ended June 30,
	2018	2019
Same store:
Preneed revenue as a percentage of operating revenue	59%	64%
Preneed revenue	$7,001	$8,454
Number of preneed interment rights sold	1,521	2,056
Atneed revenue	$4,885	$4,773
Cemetery same store operating revenue for the three months ended June 30, 2019 increased $1.3 million, or 11.3%, as we experienced a 35.2% increase in the number of preneed interment rights sold, partially offset by an 8.5% decrease in the average price of interments sold for the three months ended June 30, 2019 compared to the same period in 2018. Same store atneed revenue, which represents approximately 36% of our same store operating revenue decreased $0.1 million, as we experienced a a 5.5% decrease in the average sale per contract, which was partially offset by a 3.4% increase in the number of atneed contracts sold in the period.
Cemetery same store operating profit for the three months ended June 30, 2019 increased $0.9 million from the same period in 2018. The comparable operating profit margin increased 360 basis points to 36.3% for the three months ended June 30, 2019 from 32.7% in the same period in 2018. The higher operating profit margin is a result of the company wide changes implemented in the fourth quarter of 2018 to refocus on operational leadership and high performance operating standards as total cemetery expenses only increased 5.0% compared to the 11.3% increase in operating revenue.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other Revenue, on a combined basis, increased $0.2 million for the three months ended June 30, 2019 compared to the same period in 2018. The increase is primarily due to increased capital gains from our perpetual care trust in the three months ended June 30, 2019 compared to the same period in 2018.

The following tables set forth certain information related to our Revenue and Operating profit from our cemetery operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (in thousands):

	Six Months Ended June 30,
	2018	2019
Revenue:
Same store operating revenue	$23,137	$24,516
Divested revenue	3,233	—
Cemetery trust earnings	2,935	2,874
Preneed cemetery finance charges	803	773
Total	$30,108	$28,163

Operating profit:
Same store operating profit	$7,746	$8,469
Divested operating profit	969	—
Cemetery trust earnings	2,675	2,594
Preneed cemetery finance charges	803	773
Total	$12,193	$11,836
The following measures reflect the significant metrics over this comparative period (dollars in thousands):

	Six Months Ended June 30,
	2018	2019
Same store:
Preneed revenue as a percentage of operating revenue	58%	62%
Preneed revenue	$13,445	$15,114
Number of preneed interment rights sold	3,210	3,518
Atneed revenue	$9,692	$9,402
Cemetery same store operating revenue for the six months ended June 30, 2019 increased $1.4 million, or 6.0%, as we experienced a 9.6% increase in the number of preneed interment rights sold, as well as a 3.1% increase in the average price of interments sold for the six months ended June 30, 2019 compared to the same period in 2018. Same store atneed revenue, which represents approximately 38% of our same store operating revenue decreased $0.3 million, as we experienced a 2.5% decrease in the number of atneed contracts.
Cemetery same store operating profit for the six months ended June 30, 2019 increased $0.7 million from the same period in 2018. The comparable operating profit margin increased 100 basis points to 34.5% for the six months ended June 30, 2019 from 33.5% in the same period in 2018. The higher operating profit margin is a result of the company wide changes implemented in the fourth quarter of 2018 to refocus on operational leadership and high performance operating standards.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis, decreased $0.1 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease is primarily due to a decrease in trust fund earnings due to realized capital losses in our perpetual care trust.
Cemetery property amortization. Cemetery property amortization totaled $1.2 million for the three months ended June 30, 2019, an increase of $0.3 million compared to the three months ended June 30, 2018. Cemetery property amortization totaled $2.0 million for the six months ended June 30, 2019, an increase of $0.2 million compared to the six months ended June 30, 2018. The increase in both periods was primarily attributable to the increases in interment rights sold in 2019 compared to 2018.
Field depreciation. Depreciation expense for our field businesses remained flat at $3.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. However, depreciation expense for our field businesses increased $0.3 million to $6.1 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in the six months ended June 30, 2019, with no increase in the three month period was primarily attributable to assets becoming fully depreciated in the first quarter of 2019.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.6 million for the three months ended June 30, 2019, an increase of $0.4 million primarily due to a $0.6 million increase in severance expense from the separation of executive operating leadership, offset by a $0.2 million decrease in incentive compensation and other general administrative costs.
Regional and unallocated funeral and cemetery costs totaled $6.4 million for the six months ended June 30, 2019, a decrease of $0.1 million primarily due to a $0.5 million decrease in incentive and stock-based compensation expenses and a $0.3 million decrease in other general administrative costs, offset by a $0.7 million increase in severance expense. These decreases are primarily related to both the separation of executive operating leadership and the cancellation of our performance awards in late 2018.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $5.7 million for the three months ended June 30, 2019, a decrease of $0.7 million compared to the three months ended June 30, 2018. The decrease was primarily attributable to a $0.4 million decrease in incentive and stock-based compensation expenses, a $0.3 million decrease in salaries and benefits, and a $0.3 million decrease in health costs, offset by a $0.3 million increase in acquisition expenses, severance expenses and other general administrative costs.
General, administrative and other expenses totaled $11.3 million for the six months ended June 30, 2019, a decrease of $1.7 million compared to the six months ended June 30, 2018. The decrease was primarily attributable to a $0.9 million decrease in incentive and stock-based compensation expenses, a $0.7 million decrease in salaries and benefits, and a $0.3 million decrease in health costs, offset by a $0.2 million increase in severance expenses. These decreases are primarily related to both the separation of executive operating leadership and the cancellation of our performance awards in late 2018.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $0.4 million for the three months ended June 30, 2019, a decrease of $0.1 million compared to the three months ended June 30, 2018. The decrease was primarily attributable to corporate machinery and equipment becoming fully depreciated in the first quarter of 2019.
Home office depreciation and amortization expense totaled $0.8 million for the six months ended June 30, 2019, a decrease of $0.1 million compared to the six months ended June 30, 2018. The decrease was primarily attributable to corporate machinery and equipment being fully depreciated in the first quarter of 2019.
Interest expense. Interest expense was $6.3 million for the three months ended June 30, 2019 compared to $4.7 million for the three months ended June 30, 2018, an increase of $1.6 million, which was attributable to the following: (i) an increase of $3.6 million related to our Senior Notes that were issued in May 2018; offset by (ii) a decrease of $1.5 million related to our Former Credit Agreement; and (ii) a decrease of $0.5 million related to the Exchange of our Convertible Notes.
Interest expense was $12.6 million for the six months ended June 30, 2019 compared to $8.5 million for the six months ended June 30, 2018, an increase of $4.1 million, which was attributable to the following: (i) an increase of $9.1 million related to our Senior Notes that were issued in May 2018; offset by (ii) a decrease of $3.5 million related to our Former Credit Agreement; (ii) a decrease of $1.4 million related to the Exchange of our Convertible Notes; and (iii) a decrease of $0.1 million related to normal amortization of interest on our notes payable.
Accretion of discount on convertible notes. For the three months ended June 30, 2019, we recognized accretion of the discount on our Convertible Notes of $0.1 million compared to $0.6 million for the same period in 2018, a decrease of $0.5 million, which was attributable to the Exchange of our Convertible Notes.
For the six months ended June 30, 2019, we recognized accretion of the discount on our Convertible Notes of $0.1 million compared to $1.7 million for the same period in 2018, a decrease of $1.6 million, which was attributable to the Exchange of our Convertible Notes.
Income taxes. Income tax expense was $2.1 million for the three months ended June 30, 2019, an increase of $1.1 million compared to the three months ended June 30, 2018. Income tax expense was $4.8 million for the six months ended June 30, 2019, an increase of $0.9 million compared to the six months ended June 30, 2018. We recorded income taxes at the estimated effective rate, before discrete items, of 29.2% and 28.5% for the three and six months ended June 30, 2019, respectively and 27.5% for both the three and six months ended June 30, 2018. The discrete items include an income tax expense related to stock compensation, refunds received from the completion of state income tax audits, and income tax expense related to state tax rate changes and other non-material discrete state items.
We have approximately $31.9 million of state net operating loss carry forwards that will expire between 2020 and 2040, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed quarterly. At June 30, 2019, the valuation allowance totaled $0.2 million.

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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2019 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2019 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 4, 5 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates could change the value of the fixed income securities by approximately 1.69%.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2019, we had outstanding borrowings under the Credit Facility of $24.6 million. Any future borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At June 30, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.2 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At June 30, 2019, the cost of the Convertible Notes on our Consolidated Balance Sheet was $5.8 million and the fair value of these notes was $6.4 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA”). Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at a fixed rate of 6.625% per year. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. At June 30, 2019, the cost of the Senior Notes on our Consolidated Balance Sheet was $319.4 million and the fair value of these notes was $334.8 million based on the last traded or broker quoted price, as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective as of June 30, 2019 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

April 1, 2019 - April 30, 2019	—	$—	—	$8,357,192
May 1, 2019 - May 31, 2019	—	$19.60	250,000	$3,456,323
June 1, 2019 - June 30, 2019	234	$19.03	150,000	$601,446
Total for quarter ended June 30, 2019	234		400,000

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Note 15 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	July 31, 2019	/s/ Viki K. Blinderman
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