Form 10-Q
period 2019-09-30
CARRIAGE SERVICES INC
filed 2019-10-30
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 25, 2019 was 17,826,103.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2018	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$644	$5,812
Accounts receivable, net	18,897	17,699
Inventories	6,751	6,692
Prepaid and other current assets	3,011	1,764
Total current assets	29,303	31,967
Preneed cemetery trust investments	62,432	68,333
Preneed funeral trust investments	82,074	87,059
Preneed cemetery receivables, net	18,441	19,467
Receivables from preneed trusts	17,073	17,989
Property, plant and equipment, net	260,838	258,035
Cemetery property, net	74,958	75,064
Goodwill	303,887	299,181
Intangible and other non-current assets, net	24,425	24,028
Operating lease right-of-use assets	—	22,628
Cemetery perpetual care trust investments	44,071	48,397
Total assets	$917,502	$952,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,015	$1,679
Current portion of finance lease obligations	312	282
Current portion of operating lease obligations	—	1,524
Accounts payable	9,987	6,135
Accrued and other liabilities	22,644	29,270
Total current liabilities	34,958	38,890
Long-term debt, net of current portion	6,925	6,135
Credit facility	26,145	17,099
Convertible subordinated notes due 2021	5,732	5,902
Senior notes due 2026	319,108	319,577
Obligations under finance leases, net of current portion	6,143	5,929
Obligations under operating leases, net of current portion	—	21,758
Deferred preneed cemetery revenue	45,997	45,195
Deferred preneed funeral revenue	28,606	29,522
Deferred tax liability	31,263	32,533
Other long-term liabilities	3,133	1,935
Deferred preneed cemetery receipts held in trust	62,432	68,333
Deferred preneed funeral receipts held in trust	82,074	87,059
Care trusts’ corpus	43,494	47,771
Total liabilities	696,010	727,638
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 25,703,490 and 25,851,442 shares issued at December 31, 2018 and September 30, 2019, respectively	257	259
Additional paid-in capital	243,849	242,657
Retained earnings	71,680	83,644
Treasury stock, at cost; 7,625,339 and 8,025,339 at December 31, 2018 and September 30, 2019, respectively	(94,294)	(102,050)
Total stockholders’ equity	221,492	224,510
Total liabilities and stockholders’ equity	$917,502	$952,148
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue:
Service revenue	$33,003	$34,133	$103,660	$105,444
Property and merchandise revenue	27,026	28,002	84,741	85,458
Other revenue	4,212	3,990	13,074	12,056
	64,241	66,125	201,475	202,958
Field costs and expenses:
Cost of service	18,085	18,011	54,031	54,062
Cost of merchandise	22,505	21,972	67,796	66,544
Cemetery property amortization	964	972	2,763	2,990
Field depreciation expense	3,047	3,106	8,925	9,250
Regional and unallocated funeral and cemetery costs	2,114	3,597	8,662	10,008
Other expenses	412	411	1,171	1,197
	47,127	48,069	143,348	144,051
Gross profit	17,114	18,056	58,127	58,907
Corporate costs and expenses:
General, administrative and other	6,344	5,755	19,342	17,059
Home office depreciation and amortization	505	357	1,412	1,115
	6,849	6,112	20,754	18,174
Operating income	10,265	11,944	37,373	40,733
Interest expense	(6,285)	(6,283)	(14,763)	(18,907)
Accretion of discount on convertible subordinated notes	(246)	(61)	(1,961)	(178)
Net loss on early extinguishment of debt	—	—	(936)	—
Other, net	(347)	(4,076)	(345)	(3,914)
Income before income taxes	3,387	1,524	19,368	17,734
Provision for income taxes	(1,028)	(930)	(5,423)	(5,551)
Tax adjustment related to certain discrete items	(159)	(17)	358	(219)
Total provision for income taxes	(1,187)	(947)	(5,065)	(5,770)
Net income	$2,200	$577	$14,303	$11,964

Basic earnings per common share:	$0.11	$0.03	$0.80	$0.66
Diluted earnings per common share:	$0.11	$0.03	$0.78	$0.66

Dividends declared per common share:	$0.075	$0.075	$0.225	$0.225

Weighted average number of common and common equivalent shares outstanding:
Basic	19,060	17,737	17,701	17,917
Diluted	19,161	17,768	18,273	17,951
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities:
Net income	$14,303	$11,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,100	13,355
Provision for losses on accounts receivable	1,511	1,188
Stock-based compensation expense	2,924	1,616
Deferred income tax expense	3,547	1,270
Amortization of deferred financing costs	420	289
Amortization of capitalized commissions on preneed contracts	449	417
Accretion of discount on convertible subordinated notes	1,961	178
Accretion of debt discount on senior notes	154	366
Net loss on early extinguishment of debt	936	—
Net loss on sale of business and other assets	408	4,067
Gain on insurance reimbursements	—	(638)
Goodwill and other impairments	—	730
Other	—	121

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(3,010)	(2,495)
Inventories, prepaid and other current assets	(1,911)	1,138
Intangible and other non-current assets	(345)	(241)
Preneed funeral and cemetery trust investments	(6,104)	(4,376)
Accounts payable	(735)	(3,852)
Accrued and other liabilities	3,761	6,749
Deferred preneed funeral and cemetery revenue	6,292	804
Deferred preneed funeral and cemetery receipts held in trust	1,056	3,411
Net cash provided by operating activities	38,717	36,061

Cash flows from investing activities:
Acquisitions and land for new construction	(37,970)	—
Proceeds from insurance reimbursements	—	1,247
Proceeds from the sale of business and other assets	—	967
Capital expenditures	(9,037)	(11,479)
Net cash used in investing activities	(47,007)	(9,265)

Cash flows from financing activities:
Payments against the term loan	(127,500)	—
Borrowings from the credit facility	96,000	28,200
Payments against the credit facility	(188,000)	(37,300)
Payment of debt issuance costs related to long-term debt	(1,551)	(113)
Redemption of the 2.75% convertible subordinated notes	(75,229)	(27)
Payment of transaction costs related to the redemption of the 2.75% convertible subordinated notes	(845)	—
Proceeds from the issuance of the 6.625% senior notes	320,125	—
Payments of debt issuance costs related to the 6.625% senior notes	(1,367)	—
Payments on other long-term debt and obligations under finance leases	(1,031)	(1,370)
Payments on contingent consideration recorded at acquisition date	(138)	(162)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,075	1,155
Taxes paid on restricted stock vestings and exercise of non-qualified options	(651)	(194)
Dividends paid on common stock	(4,076)	(4,061)
Purchase of treasury stock	—	(7,756)
Net cash provided by (used in) financing activities	16,812	(21,628)

Net increase in cash and cash equivalents	8,522	5,168
Cash and cash equivalents at beginning of period	952	644
Cash and cash equivalents at end of period	$9,474	$5,812
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2017	16,098	$226	$216,158	$57,904	$(76,632)	$197,656
Effect of adoption of topic 606	—	—	—	2,131	—	2,131
Balance – January 1, 2018	16,098	$226	$216,158	$60,035	$(76,632)	$199,787
Net income	—	—	—	9,356	—	9,356
Issuance of shares	91	1	307	—	—	308
Exercise of stock options	112	1	319	—	—	320
Cancellation and retirement of restricted common stock and stock options	(15)	—	(296)	—	—	(296)
Stock-based compensation expense	—	—	1,100	—	—	1,100
Dividends on common stock	—	—	(1,207)	—	—	(1,207)
Other	6	—	145	—	—	145
Balance – March 31, 2018	16,292	$228	$216,526	$69,391	$(76,632)	$209,513
Net income	—	—	—	2,747	—	2,747
Issuance of shares	13	—	220	—	—	220
Exercise of stock options	27	1	(197)	—	—	(196)
Cancellation and retirement of restricted common stock and stock options	(2)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	909	—	—	909
Dividends on common stock	—	—	(1,433)	—	—	(1,433)
Convertible notes exchange	2,823	28	28,194	—	—	28,222
Balance – June 30, 2018	19,153	$257	$244,215	$72,138	$(76,632)	$239,978
Net income	—	—	—	2,200	—	2,200
Issuance of shares	24	—	229	—	—	229
Cancellation and retirement of restricted common stock and stock options	(2)	—	(156)	—	—	(156)
Stock-based compensation expense	—	—	915	—	—	915
Dividends on common stock	—	—	(1,436)	—	—	(1,436)
Convertible notes exchange	—	—	102	—	—	102
Balance – September 30, 2018	19,175	$257	$243,869	$74,338	$(76,632)	$241,832

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net income	—	—	—	6,525	—	6,525
Issuance of shares	48	—	275	—	—	275
Exercise of stock options	71	1	471	—	—	472
Cancellation and retirement of restricted common stock and stock options	(9)	—	(174)	—	—	(174)
Stock-based compensation expense	—	—	585	—	—	585
Dividends on common stock	—	—	(1,360)	—	—	(1,360)
Other	15	—	294	—	—	294
Balance – March 31, 2019	18,203	$258	$243,940	$78,205	$(94,294)	$228,109
Net income	—	—	—	4,862	—	4,862
Issuance of shares	17	—	197	—	—	197
Cancellation and retirement of restricted common stock and stock options	(8)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	518	—	—	518
Dividends on common stock	—	—	(1,365)	—	—	(1,365)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Balance – June 30, 2019	17,812	$258	$243,285	$83,067	$(102,050)	$224,560
Net income	—	—	—	577	—	577
Issuance of shares	18	1	211	—	—	212
Cancellation and retirement of restricted common stock and stock options	(4)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	513	—	—	513
Dividends on common stock	—	—	(1,336)	—	—	(1,336)
Balance – September 30, 2019	17,826	$259	$242,657	$83,644	$(102,050)	$224,510
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading U.S. provider of funeral and cemetery services and merchandise. As of September 30, 2019, we operated 179 funeral homes in 29 states and 29 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 80% of our revenue and Cemetery Operations, which currently account for approximately 20% of our revenue.
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
Funeral arrangements sold at the time of death are referred to as atneed funeral contracts. The performance obligation on these atneed contracts for both merchandise and services are bundled as a single performance obligation, as the performance of these obligations occur within a short time frame (usually within a few days) from the time of death to the funeral service. Although our performance activities are transferred in sequence such as, embalming the body, delivering the casket, obtaining service related items like flowers and performing the service, these activities are all essential to satisfy our contractual obligation to the customer, thus, bundled into a single performance obligation. Revenue is recognized on the date of funeral service, as all performance obligations have been satisfied. Payment is due at or before time of transfer. Outstanding balances due from customers, if any, on atneed funeral contracts are included in Accounts receivable on our Consolidated Balance Sheet.
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
Revenue from preneed funeral contracts, along with accumulated earnings, is deferred until the time the merchandise is delivered or the service is performed. The principal and accumulated earnings of the trusts are withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are recognized when the service is performed. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 4 to the Consolidated Financial Statements included herein.
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 4 to the Consolidated Financial Statements included herein. As of September 30, 2019, CSV RIA provided these services to one institution, which has custody of approximately 76% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue, as noted in our table of disaggregated revenue in Note 5 to the Consolidated Financial Statements included herein, when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred. Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $388.2 million at September 30, 2019 and are not recorded on our Consolidated Balance Sheet.
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
Preneed cemetery contracts are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years. In substantially all cases, we receive an initial down payment at the time the contract is signed. Earnings on these installment contracts are not recognized until the time the merchandise is transferred or the service is performed and are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 4 to the Consolidated Financial Statements included herein.
The performance of the preneed cemetery contracts is secured by placing the funds collected, less amounts that we may retain under state regulations, in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. This method is intended to fund preneed contracts, cover the original contract price and generally include an element of growth (earnings) designed to offset future inflationary cost increases. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. The earnings from preneed cemetery contracts placed in trust, as well as the trust management fees charged by our CSV RIA are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 5 to the Consolidated Financial Statements included herein.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet, as noted in our table of Deferred Revenue in Note 5 to the Consolidated Financial Statements included herein.
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
Cemetery property was $75.0 million and $75.1 million, net of accumulated amortization of $37.7 million and $40.6 million at December 31, 2018 and September 30, 2019, respectively. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $1.0 million for both the three months ended September 30, 2018 and 2019 and $2.8 million and $3.0 million for the nine months ended September 30, 2018 and 2019, respectively.
See Note 5 to the Consolidated Financial Statements included herein for additional information on our revenue.

Arrangements with Multiple Performance Obligations
Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional and stressful times. Package discounts are reflected net in Revenue. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
See Notes 6, 7 and 9 to the Consolidated Financial Statements herein for additional information related to our trust funds.
Allowances for bad debts and customer cancellations
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed which were $8.5 million and $7.9 million at December 31, 2018 and September 30, 2019, respectively. We estimate an allowance for doubtful accounts on these receivables based on our historical experience, which amounted to 2.2% and 2.6% of funeral receivables at December 31, 2018 and September 30, 2019, respectively. In addition, our other funeral receivables not related to funeral services performed were $0.7 million and $0.6 million at December 31, 2018 and September 30, 2019, respectively.
Our cemetery financed receivables totaled $37.2 million and $39.5 million at December 31, 2018 and September 30, 2019, respectively. The unearned finance charges associated with these receivables were $4.6 million and $4.5 million at December 31, 2018 and September 30, 2019, respectively. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are provided at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was 4.6% and 4.2% of the total receivables at December 31, 2018 and September 30, 2019, respectively. See Note 7 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Our cemetery receivables recorded in Accounts Receivable, net also include $1.8 million and $0.1 million related to perpetual care income receivables at December 31, 2018 and September 30, 2019, respectively. See Note 9 to the Consolidated Financial Statements included herein for additional information on our perpetual care trust investments.
Accounts receivable is comprised of the following at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Funeral receivables, net of allowance for bad debt of $189 and $206, respectively	$9,002	$8,342
Cemetery receivables, net of allowance for bad debt of $580 and $596, respectively	9,688	9,144
Other receivables	207	213
Accounts receivable, net	$18,897	$17,699
Preneed cemetery receivables represent payments expected to be received beyond one year from the balance sheet date. Preneed cemetery receivables, net are comprised of the following at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Preneed cemetery receivables	$25,568	$26,618
Less: unearned finance charges	(2,821)	(2,712)
Less: allowance for bad debt and contract cancellation	(1,228)	(1,225)
Less: balances due on undelivered cemetery preneed contracts	(3,078)	(3,214)
Preneed cemetery receivables, net	$18,441	$19,467
Bad debt expense totaled $0.6 million and $0.5 million for the three months ended September 30, 2018 and 2019, respectively and $1.5 million and $1.2 million for the nine months ended September 30, 2018 and 2019, respectively.
Capitalized Commissions on Preneed Contracts
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled $156,000 and $140,000 for the three months ended September 30, 2018 and 2019, respectively and $449,000 and $417,000 for the nine months ended September 30, 2018 and 2019, respectively.
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
See Note 11 to the Consolidated Financial Statements included herein for additional information related to our capitalized commissions on preneed contracts.
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
See Notes 2 and 15 to the Consolidated Financial Statements included herein for additional information related to our leases.
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
Property, plant and equipment is comprised of the following at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Land	$81,012	$80,801
Buildings and improvements	223,646	226,290
Furniture, equipment and automobiles	81,125	84,002
Property, plant and equipment, at cost	385,783	391,093
Less: accumulated depreciation	(124,945)	(133,058)
Property, plant and equipment, net	$260,838	$258,035
We recorded depreciation expense of $3.6 million and $3.5 million for the three months ended September 30, 2018 and 2019, respectively and $10.3 million and $10.4 million for the nine months ended September 30, 2018 and 2019, respectively.
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
We perform our annual goodwill impairment test as of August 31st each year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. We conducted qualitative assessments in 2017 and 2018; however, we performed a quantitative assessment in 2019. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
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
For our 2019 quantitative assessment, there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value. However, we recorded a goodwill impairment of $0.5 million during the three and nine months ended September 30, 2019 related to a funeral home business (at a leased facility) that we intend to cease operating in the fourth quarter of 2019. No impairments were recorded to our goodwill during the three and nine months ended September 30, 2018.
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
We perform our annual intangible assets impairment test as of August 31st each year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. We conducted qualitative assessments in 2017 and 2018; however, we performed a quantitative assessment in 2019. In addition to our annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
Our quantitative intangible asset impairment test involves estimates and management judgment. Our quantitative analysis is performed using the relief from royalty method, which measures the tradenames by determining the value of the royalties that we are relieved from paying due to our ownership of the asset. We determine the fair value of the asset by discounting the cash flows that represent a savings in lieu of paying a royalty fee for use of the tradename. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate. To estimate the royalty rates for the individual tradename, we mainly rely on the profit split method, but also consider the comparable third-party license agreements and the return on asset method. A scorecard is used to assess the relative strength of the individual tradename to further adjust the royalty rates selected under the profit-split method for qualitative factors. In accordance with the guidance, if the fair value of the tradename is less than its carrying amount, then an impairment charge is recorded in an amount equal to the difference.
For our 2019 quantitative assessment, we recorded an impairment for tradenames of $0.2 million for the three and nine months ended September 30, 2019, as the fair value of the tradenames of certain businesses was greater than the carrying value. No impairments were recorded to our intangible assets during the three and nine months ended September 30, 2018.
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
See Note 17 to the Consolidated Financial Statements included herein for additional information related to our stock-based compensation plans.
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
Income tax expense was $1.2 million and $0.9 million for the three months ended September 30, 2018 and 2019, respectively and $5.1 million and $5.8 million for the nine months ended September 30, 2018 and 2019, respectively.
Below is a breakdown of our income tax expense and effective rate for the three and nine months ended September 30, 2018 and 2019 (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Income tax expense on operations at estimated rate	$1,028	$70	$5,423	$4,691
Impact of discrete items	159	17	(358)	219
Impact of divested business	—	860	—	860
Total tax provision	$1,187	$947	$5,065	$5,770

Tax rate on operations (including discrete items)	35.0%	5.7%	26.2%	27.7%
Impact of divested business	—%	56.4%	—%	4.8%
Total effective tax rate	35.0%	62.1%	26.2%	32.5%
We recorded income taxes before discrete items at an estimated rate of 30.3% and 4.6% for the three months ended September 30, 2018 and 2019, respectively and 28.0% and 26.5% for the nine months ended September 30, 2018 and 2019, respectively. The increase in our total effective tax rate is primarily due to the additional tax expense we recorded related to a divested business previously acquired as a stock acquisition during three and nine months ended September 30, 2019. See Note 4 to the Consolidated Financial Statements included herein, for a discussion of our divested businesses.
Subsequent Events
Management has evaluated the events and transactions during the period subsequent to September 30, 2019 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 21 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) related to Leases (Topic 842) and subsequent amendments, collectively referred to as (“Topic 842”) to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet for all leases, including operating leases. The ROU asset represents the right to use the underlying asset for the lease term and the lease liability represents the obligation to make lease payments arising from the lease. Finance leases were not impacted by Topic 842, as finance lease liabilities and the corresponding ROU assets were already recorded on the balance sheet under the previous guidance Topic 840, Leases.
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
		$16,322
See Note 15 to the Consolidated Financial Statements included herein for the additional disclosures required by Topic 842.
We have no material leases in which we are the lessor.
Accounting Pronouncements Not Yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments and subsequent amendments collectively known as (Topic 326). This ASU applies to all entities holding financial assets measured at amortized cost, including loans, trade and financed receivables and other financial instruments. The guidance introduces a new credit reserving model known as Current Expected Credit Loss (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The CECL model requires all expected credit losses to be measured based on historical experience, current conditions and reasonable and supportable forecasts about collectability.
This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted for all entities. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2020 using the modified retrospective approach.
We are in the process of implementing changes to our accounting policies and procedures for this ASU and believe the most notable impact will relate to our processes around the assessment of the adequacy of our allowance for doubtful accounts on trade receivables and the allowance for contract cancellations on financed receivables and the recognition of credit losses. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In addition, for available-for-sale debt securities, the new guidance prospectively replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security's fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. We do not expect the impact of the new guidance on available-for-sale securities to be material to our consolidated financial statements upon adoption.

3.GOODWILL
Many of the former owners and staff of our acquired funeral homes and certain cemeteries have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses acquired is recorded as goodwill. Goodwill has primarily been recorded in connection with the acquisition of funeral home businesses.
See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual goodwill impairment test.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet for the year ended December 31, 2018 and period ended September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Goodwill at the beginning of the period	$287,956	$303,887
Increase in goodwill related to acquisitions	16,777	—
Decrease in goodwill related to divestitures	—	(4,197)
Decrease in goodwill related to impairments	(846)	(509)
Goodwill at the end of the period	$303,887	$299,181
During the three months ended September 30, 2019, we sold a funeral home business with a $4.2 million carrying value of goodwill for a loss recorded in Other, net. See Note 4 to the Consolidated Financial Statements included herein, for a discussion of our divested businesses.
We also recorded a goodwill impairment of $0.5 million in Other, net, related to a funeral home business (at a leased facility) that we intend to cease operating in the fourth quarter of 2019.
4.DIVESTED OPERATIONS
During 2019, we ceased to operate a funeral home business whose lease expired and sold a funeral home business for $0.9 million. In addition, we merged a funeral home business with a business in an existing market. During 2018, our management agreement with a Florida municipality expired and, as a result, we ceased to operate three of our cemetery businesses. We continually review locations to optimize the sustainable earning power and return on our invested capital. We may decide to sell certain non-strategic businesses as a result of these reviews.
The operating results of these divested businesses are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$1,478	$108	$4,712	$471

Operating income (loss)	345	(31)	1,130	4
Other, net(1)	(349)	(3,863)	(349)	(3,874)
Income tax benefit (provision)	1	1,149	(219)	1,211
Net income (loss) from divested operations	$(3)	$(2,745)	$562	$(2,659)

(1)	Reflects the net loss on disposal of divested businesses.

5.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenue, disaggregated by major source for each of our reportable segments is as follows (in thousands):

Three Months Ended September 30, 2019
	Funeral	Cemetery	Total
Services	$31,400	$2,733	$34,133
Merchandise	17,918	2,060	19,978
Cemetery property	—	8,024	8,024
Other revenue	2,199	1,791	3,990
Total	$51,517	$14,608	$66,125

Three Months Ended September 30, 2018
	Funeral	Cemetery	Total
Services	$30,231	$2,774	$33,005
Merchandise	17,525	2,064	19,589
Cemetery property	—	7,435	7,435
Other revenue	2,087	2,125	4,212
Total	$49,843	$14,398	$64,241

Nine Months Ended September 30, 2019
	Funeral	Cemetery	Total
Services	$97,308	$8,136	$105,444
Merchandise	56,261	5,791	62,052
Cemetery property	—	23,406	23,406
Other revenue	6,618	5,438	12,056
Total	$160,187	$42,771	$202,958

Nine Months Ended September 30, 2018
	Funeral	Cemetery	Total
Services	$94,818	$8,850	$103,668
Merchandise	55,539	6,386	61,925
Cemetery property	—	22,808	22,808
Other revenue	6,612	6,462	13,074
Total	$156,969	$44,506	$201,475

Deferred Revenue
Deferred revenue is presented net of amounts due on undelivered preneed contracts shown below as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Contract liabilities:
Deferred preneed cemetery revenue	$50,445	$49,903
Less: Balances due on undelivered cemetery preneed contracts(1)	(4,448)	(4,708)
Deferred preneed cemetery revenue, net	$45,997	$45,195

Deferred preneed funeral revenue	$36,912	$37,973
Less: Balances due on undelivered funeral preneed contracts(2)	(8,306)	(8,451)
Deferred preneed funeral revenue, net	$28,606	$29,522

(1)
$1.4 million and $1.5 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and September 30, 2019, respectively and $3.1 million and $3.2 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and September 30, 2019, respectively.

(2)	$8.3 million and $8.5 million of preneed funeral receivables have been reclassified to reduce deferred preneed funeral revenue at December 31, 2018 and September 30, 2019, respectively.
Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled at December 31, 2018 and September 30, 2019 was $4.4 million and $4.7 million for preneed cemetery contracts and $8.3 million and $8.5 million for preneed funeral contracts, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue for any given period. However, we estimate an average maturity period of eight years for preneed cemetery contracts and ten years for preneed funeral contracts.

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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2018 and September 30, 2019 are as follows (in thousands):

	December 31, 2018	September 30, 2019
Preneed cemetery trust investments, at market value	$64,549	$70,503
Less: allowance for contract cancellation	(2,117)	(2,170)
Preneed cemetery trust investments, net	$62,432	$68,333
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2019, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2019. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 10 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at September 30, 2019 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$7,657	$—	$—	$7,657
Fixed income securities:
Foreign debt	2	6,380	125	(471)	6,034
Corporate debt	2	17,404	812	(660)	17,556
Preferred stock	2	13,193	1,000	(137)	14,056
Mortgage-backed securities	2	567	—	(210)	357
Common stock	1	25,679	1,169	(4,231)	22,617
Mutual funds:
Fixed Income	2	1,462	36	(69)	1,429
Trust securities		$72,342	$3,142	$(5,778)	$69,706
Accrued investment income		$797			$797
Preneed cemetery trust investments					$70,503
Market value as a percentage of cost					96.4%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,582
Due in five to ten years	12,924
Thereafter	22,497
Total	$38,003
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
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheet. In the three and nine months ended September 30, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2019, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2019 are shown in the following table (in thousands):

	September 30, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,824	$(130)	$1,057	$(341)	$2,881	$(471)
Corporate debt	3,465	(434)	4,777	(226)	8,242	(660)
Preferred stock	2,282	(26)	2,477	(111)	4,759	(137)
Mortgage-backed securities	—	—	357	(210)	357	(210)
Common stock	12,130	(2,791)	2,970	(1,440)	15,100	(4,231)
Mutual Funds:
Fixed Income	662	(69)	—	—	662	(69)
Total temporary impaired securities	$20,363	$(3,450)	$11,638	$(2,328)	$32,001	$(5,778)
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

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Investment income	$315	$323	$1,214	$1,308
Realized gains	1,376	1,180	2,247	5,001
Realized losses	(1,141)	(1,527)	(2,498)	(3,163)
Expenses and taxes	(365)	(396)	(637)	(1,081)
Net change in deferred preneed cemetery receipts held in trust	(185)	420	(326)	(2,065)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Purchases	$(8,165)	$(13,488)	$(18,423)	$(33,299)
Sales	8,878	11,672	22,776	24,690
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2018 and September 30, 2019 are as follows (in thousands):

	December 31, 2018	September 30, 2019
Preneed funeral trust investments, at market value	$84,803	$89,802
Less: allowance for contract cancellation	(2,729)	(2,743)
Preneed funeral trust investments, net	$82,074	$87,059
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At September 30, 2019, none of our preneed funeral trust investments were underfunded.
Earnings from our preneed funeral trust investments are recognized as revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the three and nine months ended September 30, 2019. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 10 to the Consolidated Financial Statements included herein for further information on the fair value measurement and the three-level hierarchy.

The cost and fair market values associated with preneed funeral trust investments at September 30, 2019 are detailed below (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,535	$—	$—	$24,535
Fixed income securities:
U.S treasury debt	1	822	—	—	822
Foreign debt	2	6,371	122	(455)	6,038
Corporate debt	2	16,774	799	(649)	16,924
Preferred stock	2	13,002	993	(140)	13,855
Mortgage-backed securities	2	645	—	(217)	428
Common stock	1	24,960	1,125	(3,979)	22,106
Mutual funds:
Fixed income	2	1,415	37	(54)	1,398
Other investments	2	2,913	—	—	2,913
Trust securities		$91,437	$3,076	$(5,494)	$89,019
Accrued investment income		$783			$783
Preneed funeral trust investments					$89,802
Market value as a percentage of cost					97.4%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,480
Due in five to ten years	12,483
Thereafter	22,104
Total	$38,067
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

We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheet. In the three and nine months ended September 30, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2019, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of September 30, 2019 are shown in the following table (in thousands):

	September 30, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$822	$—	$—	$—	$822	$—
Foreign debt	1,878	(133)	1,015	(322)	2,893	(455)
Corporate debt	2,908	(424)	4,702	(225)	7,610	(649)
Preferred stock	2,077	(26)	2,550	(114)	4,627	(140)
Mortgage-backed securities	4	—	395	(217)	399	(217)
Common stock	11,736	(2,687)	2,848	(1,292)	14,584	(3,979)
Mutual Funds:
Fixed income	345	(43)	264	(11)	609	(54)
Total temporary impaired securities	$19,770	$(3,313)	$11,774	$(2,181)	$31,544	$(5,494)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Investment income	$362	$328	$1,253	$1,310
Realized gains	1,425	1,114	4,332	4,920
Realized losses	(1,232)	(1,540)	(2,623)	(1,964)
Expenses and taxes	(190)	(226)	(668)	(511)
Net change in deferred preneed funeral receipts held in trust	(365)	324	(2,294)	(3,755)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Purchases	$(9,144)	$(12,129)	$(19,584)	$(31,325)
Sales	9,424	11,393	23,636	24,994

7.	PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Other revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed.
Our cemetery financed receivables at December 31, 2018 and September 30, 2019 are as follows (in thousands):

	December 31, 2018		September 30, 2019
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,405 and $2,412, respectively	$11,676	(1)	$12,903	(1)
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,049 and $3,937, respectively	25,568	(2)	26,618	(2)
Preneed cemetery financed receivables	$37,244		$39,521

(1)	$1.4 million and $1.5 million of cemetery accounts receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and September 30, 2019, respectively.
(2)	$3.1 million and $3.2 million of preneed cemetery receivables have been reclassified to reduce deferred preneed cemetery revenue at December 31, 2018 and September 30, 2019, respectively.
The unearned finance charges associated with these receivables are $4.6 million and $4.5 million at December 31, 2018 and September 30, 2019, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was 4.2% of the total receivables on recognized sales at September 30, 2019. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.

For the nine months ended September 30, 2019, the change in the allowance for contract cancellations is as follows (in thousands):

September 30, 2019
Beginning balance	$1,808
Write-offs and cancellations	(598)
Provision	611
Ending balance	$1,821
The aging of preneed cemetery financed receivables as of September 30, 2019 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financed Receivables
Recognized revenue	$510	$288	$101	$1,151	$2,050	$27,676	$29,726
Deferred revenue	203	81	63	279	626	9,169	9,795
Total	$713	$369	$164	$1,430	$2,676	$36,845	$39,521

8.	RECEIVABLES FROM PRENEED TRUSTS
The receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2018 and September 30, 2019, receivables from preneed trusts are as follows (in thousands):

	December 31, 2018	September 30, 2019
Preneed trust funds, at cost	$17,601	$18,545
Less: allowance for contract cancellation	(528)	(556)
Receivables from preneed trusts, net	$17,073	$17,989
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at September 30, 2019 and December 31, 2018. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes the unrealized gains and losses on trust assets.
The composition of the preneed trust funds at September 30, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,443	$4,443
Fixed income investments	11,558	11,558
Mutual funds and common stocks	2,539	2,618
Annuities	5	5
Total	$18,545	$18,624
The composition of the preneed trust funds at December 31, 2018 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,172	$4,172
Fixed income investments	10,668	10,668
Mutual funds and common stocks	2,755	2,709
Annuities	6	6
Total	$17,601	$17,555

9.CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheet represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2018 and September 30, 2019 are as follows (in thousands):

	December 31, 2018	September 30, 2019
Trust assets, at market value	$44,071	$48,397
Obligations due from trust	(577)	(626)
Care trusts’ corpus	$43,494	$47,771
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Other revenue. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At September 30, 2019, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the three and nine months ended September 30, 2019. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 10 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2019 (in thousands, except percentages):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,182	$—	$—	$4,182
Fixed income securities:
Foreign debt	2	4,683	98	(336)	4,445
Corporate debt	2	11,935	654	(500)	12,089
Preferred stock	2	10,191	708	(94)	10,805
Mortgage-backed securities	2	355	—	(132)	223
Common stock	1	16,101	687	(2,577)	14,211
Mutual funds:
Fixed Income	2	1,901	63	(77)	1,887
Trust securities		$49,348	$2,210	$(3,716)	$47,842
Accrued investment income		$555			$555
Cemetery perpetual care investments					$48,397
Market value as a percentage of cost					96.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,710
Due in five to ten years	8,600
Thereafter	17,252
Total	$27,562

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. In the three and nine months ended September 30, 2018 and 2019, we did not record any impairments for other-than-temporary declines in the fair value related to unrealized losses on certain investments. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
At September 30, 2019, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the periods ended September 30, 2019 are shown in the following table (in thousands):

	September 30, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,368	$(88)	$734	$(248)	$2,102	$(336)
Corporate debt	1,971	(342)	3,425	(158)	5,396	(500)
Preferred stock	2,542	(25)	1,549	(69)	4,091	(94)
Mortgage-backed securities	—	—	223	(132)	223	(132)
Common stock	7,753	(1,703)	1,885	(874)	9,638	(2,577)
Mutual Funds:
Fixed Income	601	(77)	—	—	601	(77)
Total temporary impaired securities	$14,235	$(2,235)	$7,816	$(1,481)	$22,051	$(3,716)

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Realized gains	$435	$291	$739	$1,315
Realized losses	(363)	(414)	(889)	(855)
Net change in care trusts’ corpus	(72)	123	150	(460)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Investment income	$1,158	$1,220	$3,749	$3,414
Realized loss, net	(241)	(232)	(955)	(512)
Total	$917	$988	$2,794	$2,902
Purchases and sales of investments in the perpetual care trusts for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Purchases	$(5,185)	$(7,680)	$(11,856)	$(21,954)
Sales	6,149	6,599	15,545	14,578

10.	FAIR VALUE MEASUREMENTS
We evaluate our financial assets and liabilities for those financial assets and liabilities that meet the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt is classified within Level 2 of the Fair Value Measurement hierarchy. The fair values of our long-term debt approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the 2.75% convertible subordinated notes due 2021 was $7.1 million at September 30, 2019 based on the last traded or broker quoted price. The fair value of the 6.625% senior notes due 2026 was $334.0 million at September 30, 2019 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investment categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement. As of September 30, 2019, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under the standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 6 and 9 to our Consolidated Financial Statements included herein for the fair value hierarchy levels of our trust investments.

11.	INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangibles and other non-current assets at December 31, 2018 and September 30, 2019 are as follows (in thousands):

	December 31, 2018	September 30, 2019
Prepaid agreements not-to-compete, net of accumulated amortization of $6,672 and $7,185, respectively	$4,048	$3,631
Tradenames	17,635	17,414
Capitalized commissions on preneed contracts, net of accumulated amortization of $569 and $986, respectively	2,717	2,805
Other	25	178
Intangible and other non-current assets, net	$24,425	$24,028
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense for our prepaid agreements not-to-compete was $160,000 and $177,000 for the three months ended September 30, 2018 and 2019, respectively and $452,000 and $513,000 for the nine months ended September 30, 2018 and 2019, respectively.
Our tradenames have indefinite lives and therefore are not amortized. For our 2019 quantitative assessment, we recorded an impairment for tradenames of $0.2 million for the three and nine months ended September 30, 2019, as the fair value of the tradenames of certain businesses was greater than the carrying value.
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled $156,000 and $140,000 for the three months ended September 30, 2018 and 2019, respectively and $449,000 and $417,000 for the nine months ended September 30, 2018 and 2019, respectively.
12.LONG-TERM DEBT
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

Our long-term debt consisted of the following at December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Credit Facility	$27,100	$18,000
Acquisition debt	8,940	7,813
Debt issuance costs, net of accumulated amortization of $109 and $276, respectively	(955)	(900)
Less: current portion	(2,015)	(1,679)
Total long-term debt	$33,070	$23,234
As of September 30, 2019, we had outstanding borrowings under the Credit Facility of $18.0 million. We had one letter of credit issued on November 30, 2018 and outstanding under the Credit Facility for $2.0 million, which bears interest at 2.125% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Credit Facility was 3.9% and 4.0% for the three and nine months ended September 30, 2019, respectively. The weighted average interest rate on our Former Credit Agreement was 4.0% for the six months ended June 30, 2018.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2019, with a leverage ratio of 4.89 to 1.00 and a fixed charge coverage ratio of 2.20 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was $59,000 and $167,000 for the three and nine months ended September 30, 2019, respectively and amortization of debt issuance costs related to our Former Credit Agreement was $41,000 and $172,000 for the three and six months ended June 30, 2018, respectively.
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $191,000 and $152,000 for the three months ended September 30, 2018 and 2019, respectively and $616,000 and $481,000 for the nine months ended September 30, 2018 and 2019, respectively.
13.CONVERTIBLE SUBORDINATED NOTES
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
On May 7, 2018, we completed privately-negotiated exchanges (the “Exchange”) of $115.0 million in aggregate principal amount of Convertible Notes, which represented 80% of the aggregate principal amount of our Convertible Notes then outstanding, with a limited number of convertible noteholders, for $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act. The cash portion of the exchange consideration was funded from our Former Credit Agreement. Following the settlement of the Exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to $28.8 million. See Note 12 to the Consolidated Financial Statements included herein for further discussion of our Former Credit Agreement.
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
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinate indebtedness. The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at September 30, 2019, is 45.3695 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $22.04 per share of common stock.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2018 and September 30, 2019 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	September 30, 2019
Long-term liabilities:
Principal amount	$6,346	$6,319
Unamortized discount of liability component	(560)	(382)
Convertible Notes issuance costs, net of accumulated amortization of $106 and $125, respectively	(54)	(35)
Carrying value of the liability component	$5,732	$5,902

Carrying value of the equity component	$789	$789
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2018 and September 30, 2019.
The fair value of the Convertible Notes, which are Level 2 measurements, was $7.1 million at September 30, 2019.
Interest expense on the Convertible Notes included contractual coupon interest expense of $198,000 and $43,000 for the three months ended September 30, 2018 and 2019, respectively and $1,700,000 and $131,000 for the nine months ended September 30, 2018 and 2019, respectively. Accretion of the discount on the Convertible Notes was $246,000 and $61,000 for the three months ended September 30, 2018 and 2019, respectively and $1,961,000 and $178,000 for the nine months ended September 30, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was $27,000 and $6,000 for the three months ended September 30, 2018 and 2019, respectively and $221,000 and $19,000 for the nine months ended September 30, 2018 and 2019, respectively.
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of 17 months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2018 and 2019 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and nine months ended September 30, 2018 and 2019 was 3.2%.
14.SENIOR NOTES
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of 80 months of the Senior Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2018 and 2019 was 6.87%. The effective interest rate on the unamortized debt issuance costs for both the three and nine months ended September 30, 2018 and 2019 was 6.69%.

The carrying value of the Senior Notes at December 31, 2018 and September 30, 2019 is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	September 30, 2019
Long-term liabilities:
Principal amount	$325,000	$325,000
Debt discount, net of accumulated amortization of $273 and $639, respectively	(4,602)	(4,236)
Debt issuance costs, net of accumulated amortization of $77 and $180, respectively	(1,290)	(1,187)
Carrying value of the Senior Notes	$319,108	$319,577
The fair value of the Senior Notes, which are Level 2 measurements, was $334.0 million at September 30, 2019.
Interest expense on the Senior Notes included contractual coupon interest expense of $5.4 million for both the three months ended September 30, 2018 and 2019 and $7.2 million and $16.1 million for the nine months ended September 30, 2018 and 2019, respectively. Amortization of the debt discount on the Senior Notes was $116,000 and $124,000 for the three months ended September 30, 2018 and 2019, respectively and $154,000 and $366,000 for the nine months ended September 30, 2018 and 2019, respectively. Amortization of debt issuance costs on the Senior Notes was $33,000 and $35,000 for the three months ended September 30, 2018 and 2019, respectively and $44,000 and $103,000 for the nine months ended September 30, 2018 and 2019, respectively.
15.LEASES
On January 1, 2019, we adopted Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. On January 1, 2019, we recorded operating lease right-of-use assets of $16.5 million and operating lease liabilities of $17.3 million, related to real estate and equipment leases, based on the present value of the future lease payments on the date of adoption.
The components of lease cost for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Income Statement Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Facilities and grounds expense(1)	$899	$2,762
Short-term lease cost	Facilities and grounds expense(1)	$73	$206

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$131	$395
Interest on lease liabilities	Interest expense	129	392
Total finance lease cost		260	787
Total lease cost		$1,232	$3,755

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and Home office depreciation and amortization on our Consolidated Statements of Operations.
Variable lease expense was immaterial for the three and nine months ended September 30, 2019.
Supplemental cash flow information related to our leases for the nine months ended September 30, 2019 is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for operating leases included in operating activities	$2,921
Cash paid for finance leases included in financing activities	669

Right-of-use assets obtained in exchange for new leases for the nine months ended September 30, 2019 is as follows (in thousands):

Nine Months Ended September 30, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$8,175
Right-of-use assets obtained in exchange for new finance lease liabilities	—

(1)
During the three months ended June 30, 2019, we modified an existing operating lease to extend the term through 2030. As a result of this modification, we increased our lease liabilities and right-of-use assets by $8.2 million.

Supplemental balance sheet information related to leases as of September 30, 2019 is as follows (in thousands):

Lease Type	Balance Sheet Classification	September 30, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,628
Finance lease right-of-use assets(1)	Property, plant and equipment, net	5,322
Total right-of-use assets		$27,950

Operating lease current liabilities	Current portion of operating lease obligations	$1,524
Finance lease current liabilities	Current portion of finance lease obligations	282
Total current lease liabilities		1,806

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	21,758
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,929
Total non-current lease liabilities		27,687

Total lease liabilities		$29,493

(1)	Finance lease right-of-use assets are presented net of accumulated depreciation of $2.0 million.
The average lease terms and discount rates as of September 30, 2019 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	11.2	8.1%
Finance leases	7.2	8.2%
The aggregate future lease payments for operating and finance leases as of September 30, 2019 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2019	$975	$206
2020	3,277	828
2021	3,632	836
2022	3,283	860
2023	3,186	860
Thereafter	20,934	7,082
Total lease payments	35,287	10,672
Less: Interest	(12,005)	(4,461)
Present value of lease liabilities	$23,282	$6,211
As of September 30, 2019, we had no additional significant operating or finance leases that had not yet commenced.

16.	COMMITMENTS AND CONTINGENCIES
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
See Note 21 to the Consolidated Financial Statements included herein for further discussion of the expected final settlement of this matter.
17.STOCKHOLDERS’ EQUITY
Stock-Based Compensation Plans
During the nine months ended September 30, 2019, we had two stock benefits plans under which restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017, however, the termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding under the Amended and Restated 2006 Plan.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at September 30, 2019 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	940	—
2017 Plan	2,709	(1)	1,952	136	501
Total	2,709		1,952	1,076	501

(1)
Amount includes approximately 1,154,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $215,000 and $196,000, for the three months ended September 30, 2018 and 2019, respectively and $681,000 and $624,000 for the nine months ended September 30, 2018 and 2019, respectively.
As of September 30, 2019, we had $1.7 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.7 years.
Stock Options
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $238,000 and $160,000, for the three months ended September 30, 2018 and 2019, respectively and $955,000 and $513,000 for the nine months ended September 30, 2018 and 2019, respectively.
Performance Awards
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $344,000 and $61,000 for the three months ended September 30, 2018 and 2019, respectively and $964,000 and $138,000 for the nine months ended September 30, 2018 and 2019, respectively.

Employee Stock Purchase Plan
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling $58,000 for both the three months ended September 30, 2018 and 2019 and $208,000 and $224,000 for the nine months ended September 30, 2018 and 2019, respectively.
Director Compensation
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and common stock awards of $133,000 and $113,000 for the three months ended September 30, 2018 and 2019, respectively and $336,000 and $341,000 for the nine months ended September 30, 2018 and 2019, respectively.
Share Repurchase
During the nine months ended September 30, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. At September 30, 2019, we had approximately $0.6 million available for repurchases under our share repurchase program.
Cash Dividends
During the nine months ended September 30, 2018 and 2019, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
September 1st	$0.075	$1,436

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360
June 3rd	$0.075	$1,365
September 1st	$0.075	$1,336
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2018	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	(6,560)
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	6,560
Balance at September 30, 2019	$—

18.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Numerator for basic and diluted earnings per share:
Net income	$2,200	$577	$14,303	$11,964
Less: Earnings allocated to unvested restricted stock	(11)	(3)	(79)	(52)
Income attributable to common stockholders	$2,189	$574	$14,224	$11,912

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	19,060	17,737	17,701	17,917
Effect of dilutive securities:
Stock options	101	31	123	34
Convertible Notes	—	—	449	—
Denominator for diluted earnings per common share - weighted average shares outstanding	19,161	17,768	18,273	17,951

Basic earnings per common share:	$0.11	$0.03	$0.80	$0.66
Diluted earnings per common share:	$0.11	$0.03	$0.78	$0.66
The fully diluted weighted average shares outstanding for the nine months ended September 30, 2018 and the corresponding calculation of fully diluted earnings per share, include 449,000 shares that would have been issued upon conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260, Earnings Per Share. For the three months ended September 30, 2018, there were no shares that would have been issued upon conversion under the if-converted method. For the three and nine months ended September 30, 2019, there were no shares that would have been issued upon conversion under the if-converted method.
For the three and nine months ended September 30, 2018, 1,065,000 and 1,041,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three and nine months ended September 30, 2019, 901,000 and 974,000 stock options were excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.

19.MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, operating income (loss), income (loss) before income taxes and total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Revenue:
Three Months Ended September 30, 2019	$51,517	$14,608	$—	$66,125
Three Months Ended September 30, 2018	49,843	14,398	—	64,241

Nine Months Ended September 30, 2019	$160,187	$42,771	$—	$202,958
Nine Months Ended September 30, 2018	156,969	44,506	—	201,475

Operating income (loss):
Three Months Ended September 30, 2019	$14,124	$3,932	$(6,112)	$11,944
Three Months Ended September 30, 2018	13,644	3,470	(6,849)	10,265

Nine Months Ended September 30, 2019	$46,824	$12,083	$(18,174)	$40,733
Nine Months Ended September 30, 2018	45,962	12,165	(20,754)	37,373

Income (loss) before income taxes:
Three Months Ended September 30, 2019	$9,312	$3,885	$(11,673)	$1,524
Three Months Ended September 30, 2018	13,417	3,560	(13,590)	3,387

Nine Months Ended September 30, 2019	$41,591	$12,324	$(36,181)	$17,734
Nine Months Ended September 30, 2018	45,244	12,406	(38,282)	19,368

Total assets:
September 30, 2019	$693,718	$237,825	$20,605	$952,148
December 31, 2018	686,470	226,475	4,557	917,502

20.SUPPLEMENTARY DATA

Balance Sheet
The detail of certain balance sheet accounts as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Prepaid and other current assets:
Prepaid expenses	$1,456	$1,479
Federal income taxes receivable	923	—
State income taxes receivable	422	173
Other current assets	210	112
Total prepaid and other current assets	$3,011	$1,764

Accrued and other liabilities:
Accrued salaries and wages	$4,088	$2,804
Accrued incentive compensation	7,395	5,846
Accrued vacation	2,358	2,304
Accrued insurance	3,188	3,700
Accrued interest	1,856	7,235
Accrued ad valorem and franchise taxes	904	2,158
Accrued commissions	441	553
Federal income taxes payable	962	3,359
Deferred rent	274	—
Other accrued liabilities	1,178	1,311
Total accrued and other liabilities	$22,644	$29,270

Other long-term liabilities:
Deferred rent	$692	$—
Incentive compensation	1,563	1,246
Contingent consideration	878	689
Total other long-term liabilities	$3,133	$1,935
21.SUBSEQUENT EVENTS
On October 9, 2019, we acquired four funeral home businesses in Buffalo, New York for $15.3 million in cash. The consideration for this acquisition was funded through a combination of cash on hand and borrowings under our Credit Facility.
On October 28, 2019, we acquired one funeral home and cemetery combination business, two funeral home businesses and ancillary services and businesses, which include an onsite crematory, care center, flower shop and pet cremation in the Dallas, Texas area for $23.6 million in cash. The consideration for this acquisition was funded through borrowings under our Credit Facility.
On October 29, 2019, the court issued final approval of the Faria, et al. v. Carriage Funeral Holdings, Inc., Class Action Settlement Agreement and the settlement amount of $676,000 is expected to be paid in the fourth quarter of 2019.

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
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was founded in 1991 to consolidate and operate funeral homes and cemeteries in the fragmented death care industry. We are a leading U.S. provider of funeral and cemetery services and merchandise. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis. We operate in two business segments: funeral home operations, which currently account for approximately 80% of our revenue, and cemetery operations, which currently account for approximately 20% of our revenue.
At September 30, 2019, we operated 179 funeral homes in 29 states and 29 cemeteries in 11 states. We compete with other publicly held funeral and cemetery companies and smaller, privately-owned independent operators. We believe we are a market leader in most of our markets.
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
Business Strategy
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long-term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture, operating framework linked with incentive compensation programs that attract top-quality industry talent to our organization.
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

Cash Flows
We began 2019 with $0.6 million in cash and ended the third quarter with $5.8 million. As of September 30, 2019, we had borrowings of $18.0 million outstanding on our Credit Facility compared to $27.1 million outstanding as of December 31, 2018.
The following table sets forth the elements of cash flow for the nine months ended September 30, 2018 and 2019 (in thousands):

	Nine Months Ended September 30,
	2018	2019
Cash at beginning of year	$952	$644

Cash flow from operating activities	38,717	36,061

Acquisitions and land for new construction	(37,970)	—
Proceeds from insurance reimbursements	—	1,247
Proceeds from the sale of business and other assets	—	967
Growth capital expenditures	(2,841)	(5,298)
Maintenance capital expenditures	(6,196)	(6,181)
Cash flow from investing activities	(47,007)	(9,265)

Net payments on long-term debt obligations	(220,531)	(10,470)
Payment of debt issuance costs related to long-term debt	(1,551)	(113)
Redemption of the Convertibles Notes	(75,229)	(27)
Payment of transaction costs related to the redemption of the Convertibles Notes	(845)	—
Proceeds from the issuance of the Senior Notes	320,125	—
Payment of debt issuance costs related to the Senior Notes	(1,367)	—
Net proceeds from employee equity plans	286	799
Dividends paid on common stock	(4,076)	(4,061)
Purchase of treasury stock	—	(7,756)
Cash flow from financing activities	16,812	(21,628)

Cash at end of the period	$9,474	$5,812
Operating Activities
For the nine months ended September 30, 2019, cash flow provided by operating activities was $36.1 million compared to cash flow provided by operating activities of $38.7 million for the nine months ended September 30, 2018. The decrease of $2.7 million was due primarily to non-favorable working capital changes during the period.
Investing Activities
Our investing activities, resulted in a net cash outflow of $9.3 million for the nine months ended September 30, 2019 compared to $47.0 million for the nine months ended September 30, 2018, a decrease of $37.7 million.
During the nine months ended September 30, 2019, we received proceeds of $1.2 million from our property insurance policy for the reimbursement of renovation costs for our funeral home and cemetery businesses that were damaged by Hurricane Michael.
During the nine months ended September 30, 2019, we sold a funeral home business for $0.9 million and we sold real property for $0.1 million related to the funeral home we merged with another business in an existing market.
During the nine months ended September 30, 2018, we purchased four funeral home businesses for approximately $38.0 million.

For the nine months ended September 30, 2019, capital expenditures totaled $11.5 million compared to $9.0 million for the nine months ended September 30, 2018, an increase of $2.5 million. The following tables present our growth and maintenance capital expenditures (in thousands):

	Nine Months Ended September 30,
	2018	2019
Growth
Cemetery development	$1,622	$3,109
Renovations at certain businesses(1)	1,219	2,189
Total	$2,841	5,298

(1)
During the nine months ended September 30, 2019, we spent $1.4 million for renovations on four businesses that were affected by Hurricane Michael, of which $1.2 million was reimbursed by our property insurance policy.

	Nine Months Ended September 30,
	2018	2019
Maintenance
Facility repairs and improvements	$1,551	$1,565
Vehicles	2,013	1,641
General equipment and furniture	1,666	2,245
Paving roads and parking lots	477	651
Information technology infrastructure improvements	489	79
Total	$6,196	$6,181
Financing Activities
Our financing activities resulted in a net cash outflow of $21.6 million for the nine months ended September 30, 2019 compared to a net cash inflow of $16.8 million for the nine months ended September 30, 2018, a decrease of $38.4 million. During the nine months ended September 30, 2019, we had net payments on our long-term debt obligations of $10.5 million, paid $4.1 million in dividends and repurchased treasury stock for $7.8 million.
During the nine months ended September 30, 2018, we had net borrowings on our Senior Notes of $318.8 million, offset by net payments on our long-term debt obligations of $222.1 million and a payment of $76.1 million to exchange or repurchase our Convertible Notes. We also paid $4.1 million in dividends.
Dividends
During the nine months ended September 30, 2018 and 2019, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
September 1st	$0.075	$1,436

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360
June 3rd	$0.075	$1,365
September 1st	$0.075	$1,336
Share Repurchase
During the nine months ended September 30, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. At September 30, 2019, we had approximately $0.6 million available for repurchases under our share repurchase program.

Long-term Debt and Lease Obligations
The outstanding principal of our long-term debt and lease obligations at September 30, 2019 is as follows (in thousands):

September 30, 2019
Credit Facility	$18,000
Finance leases	6,211
Operating leases	23,282
Acquisition debt	7,813
Total long-term debt and lease obligations	$55,306
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
We have one letter of credit issued on November 30, 2018 and outstanding under the Credit Facility for $2.0 million, which bears interest at 2.125% and will expire on November 25, 2019. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. The weighted average interest rate on our Credit Facility was 3.9% and 4.0% for the three and nine months ended September 30, 2019, respectively. The weighted average interest rate on our Former Credit Agreement was 4.0% for the six months ended June 30, 2018.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We were in compliance with the covenants contained in the Credit Facility as of September 30, 2019, with a leverage ratio of 4.89 to 1.00 and a fixed charge coverage ratio of 2.20 to 1.00.
Amortization of debt issuance costs related to our Credit Facility was $59,000 and $167,000 for the three and nine months ended September 30, 2019, respectively and amortization of debt issuance costs related to our Former Credit Agreement was $41,000 and $172,000 for the three and six months ended June 30, 2018, respectively.
Lease Obligations
On January 1, 2019, we adopted Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. As a result, we recorded operating lease right-of-use (“ROU”) assets of $16.5 million and operating lease liabilities of $17.3 million related to real estate and equipment leases, based on the present value of the future lease payments on the date of adoption. Lease expense related to our operating leases and short-term leases was $0.9 million and $0.1 million, respectively, for the three months ended September 30, 2019 and $2.8 million and $0.2 million, respectively, for the nine months ended September 30, 2019. Depreciation expense related to our finance leases was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively. Interest expense related to our finance leases was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.
During the nine months ended September 30, 2019, we modified an existing operating lease to extend the term through 2030. As a result of this modification, we increased our lease liabilities and right-of-use assets by $8.2 million.

Acquisition Debt
Acquisition debt consisted of deferred purchase price and promissory notes payable to sellers. Imputed interest expense related to our acquisition debt was $191,000 and $152,000 for the three months ended September 30, 2018 and 2019, respectively and $616,000 and $481,000 for the nine months ended September 30, 2018 and 2019, respectively.
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible notes due March 15, 2021 (the “Convertible Notes”). The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed privately-negotiated exchanges (the “Exchange”) of $115.0 million in aggregate principal amount of Convertible Notes, which represented 80% of the aggregate principal amount of our Convertible Notes then outstanding, with a limited number of convertible noteholders, for $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The cash portion of the exchange consideration was funded from our Former Credit Agreement. Following the settlement of the Exchange, the aggregate principal amount of our Convertible Notes outstanding was reduced to $28.8 million.
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
At September 30, 2019, the carrying amount of the equity component was $0.8 million, the principal amount of the liability component was $6.3 million and the net carrying amount was $5.9 million. The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2018 and 2019 was 11.4%. The effective interest rate on the unamortized debt issuance costs for both the three and nine months ended September 30, 2018 and 2019 was 3.2%.
Interest expense on the Convertible Notes included contractual coupon interest expense of $198,000 and $43,000 for the three months ended September 30, 2018 and 2019, respectively and $1,700,000 and $131,000 for the nine months ended September 30, 2018 and 2019, respectively. Accretion of the discount on the Convertible Notes was $246,000 and $61,000 for the three months ended September 30, 2018 and 2019, respectively and $1,961,000 and $178,000 for the nine months ended September 30, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was $27,000 and $6,000 for the three months ended September 30, 2018 and 2019, respectively and $221,000 and $19,000 for the nine months ended September 30, 2018 and 2019, respectively.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinate indebtedness. The initial conversion rate of the Convertible Notes, as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $22.56 per share of common stock. The adjusted conversion rate of the Convertible Notes, in effect at September 30, 2019, is 45.3695 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $22.04 per share of common stock.
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
The debt discount of $4.9 million and the debt issuance costs of $1.4 million are being amortized using the effective interest method over the remaining term of 80 months of the Senior Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2018 and 2019 was 6.87%. The effective interest rate on the unamortized debt issuance costs for both the three and nine months ended September 30, 2018 and 2019 was 6.69%.
Interest expense on the Senior Notes included contractual coupon interest expense of $5.4 million for both the three months ended September 30, 2018 and 2019 and $7.2 million and $16.1 million for the nine months ended September 30, 2018 and 2019, respectively. Amortization of the debt discount on the Senior Notes was $116,000 and $124,000 for the three months ended September 30, 2018 and 2019, respectively and $154,000 and $366,000 for the nine months ended September 30, 2018 and 2019, respectively. Amortization of debt issuance costs on the Senior Notes was $33,000 and $35,000 for the three months ended September 30, 2018 and 2019, respectively and $44,000 and $103,000 for the nine months ended September 30, 2018 and 2019, respectively.
Financial Highlights
Below are our financial highlights for the three months ended September 30, 2018 and 2019 (in thousands except for volumes and averages):

	Three Months Ended September 30,
	2018	2019
Revenue	$64,241	$66,125
Funeral contracts	8,672	9,238
Average revenue per contract, including preneed funeral trust earnings	$5,691	$5,516
Preneed interment rights (property) sold	1,697	1,901
Average price per interment right sold	$3,521	$3,622
Gross profit	$17,114	$18,056
Net income	$2,200	$577
Revenue for the three months ended September 30, 2019 and 2018 was $66.1 million and $64.2 million, respectively, an increase of $1.9 million, or 2.9%. Funeral revenue increased $1.7 million to $51.5 million and cemetery revenue increased $0.2 million to $14.6 million in the three months ended September 30, 2019 compared to the same period in 2018. However, cemetery revenue increased $1.7 million, excluding revenue from the three cemetery businesses divested in the second half of 2018, in the three months ended September 30, 2018. For the quarter comparatives, we experienced a 6.5% increase in total funeral contracts, while the average revenue per funeral contract decreased 3.1%. Excluding the divested cemetery businesses, we experienced an increase of 12.0% in the number of preneed interment rights (property) sold and an increase of 2.9% in the average price per interment right sold. Further discussion of Revenue for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Gross profit for the three months ended September 30, 2019 increased $0.9 million, or 5.5%, to $18.1 million, from $17.1 million for the three months ended September 30, 2018, primarily due to the increase in same store funeral revenue and better management of expenses. This is a result of changes implemented in the fourth quarter in 2018, which included the revision of our funeral and cemetery operating standards with a larger focus to grow revenue and market share, assessing leadership and support teams at each business to ensure an optimal personnel mix, improving social media presence, investment in new product inventory for sale at our cemeteries and reviewing pricing on merchandise and services to maximize operational efficiencies.
Further discussion of the components of Gross profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Net income for the three months ended September 30, 2019 decreased $1.6 million to $0.6 million, equal to $0.03 per diluted share, compared to net income of $2.2 million, equal to $0.11 per diluted share, for the three months ended September 30, 2018. Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Interest expense, Income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”

Below are our financial highlights for the nine months ended September 30, 2018 and 2019 (in thousands except for volumes and averages):

	Nine Months Ended September 30,
	2018	2019
Revenue	$201,475	$202,958
Funeral contracts	27,437	28,485
Average revenue per contract, including preneed funeral trust earnings	$5,671	$5,571
Preneed interment rights (property) sold	4,907	5,419
Average price per interment right sold	$3,578	$3,687
Gross profit	$58,127	$58,907
Net income	$14,303	$11,964
Revenue for the nine months ended September 30, 2019 and 2018 was $203.0 million and $201.5 million, respectively, an increase of $1.5 million, or 0.7%. Funeral revenue increased $3.2 million to $160.2 million and cemetery revenue decreased $1.7 million to $42.8 million in the nine months ended September 30, 2019 compared to the same period in 2018. However, cemetery revenue increased $3.1 million, excluding revenue from the three cemetery businesses divested in the second half of 2018, in the nine months ended September 30, 2018. For the period comparatives, we experienced a 3.8% increase in total funeral contracts, while we experienced a 1.8% decrease in the average revenue per funeral contract. Excluding the divested cemetery businesses, we experienced an increase of 10.4% in the number of preneed interment rights (property) sold and an increase of 3.0% in the average price per interment right sold. Further discussion of Revenue for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Gross profit for the nine months ended September 30, 2019 decreased $0.8 million, or 1.3%, to $58.9 million, from $58.1 million for the nine months ended September 30, 2018, primarily due to the three cemetery businesses that were divested in the second half of 2018. Further discussion of the components of Gross profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
Net income for the nine months ended September 30, 2019 decreased $2.3 million to $12.0 million, equal to $0.66 per diluted share, compared to net income of $14.3 million, equal to $0.78 per diluted share, for the nine months ended September 30, 2018. Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Interest expense, Income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ended September 30, 2019 dated October 28, 2019 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial measurement statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business. The Trend Report is not a part of or incorporated by reference into this Quarterly Report on Form 10-Q.

Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net income	$2,200	$577	$14,303	$11,964
Special items (1), net of tax except for items noted by **
Severance and retirement costs	—	235	—	889
Accretion of discount on convertible subordinated notes**	246	61	1,961	178
Net loss on early extinguishment of debt	—	—	740	—
Loss on sale of businesses and other costs	277	3,143	277	3,143
Goodwill and other impairments	—	577	—	577
Litigation reserve	—	74	—	454
Tax expense related to divested business**	—	860	—	860
Gain on insurance reimbursements	—	(504)	—	(504)
Adjusted net income(2)	$2,723	$5,023	$17,281	$17,561

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special items are typically taxed at the federal statutory rate, except for the Accretion of the discount on convertible subordinated notes, as this is a non-tax deductible item and Tax expense related to divested business.

(2)
Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Gross profit	$17,114	$18,056	$58,127	$58,907

Cemetery property amortization	964	972	2,763	2,990
Field depreciation expense	3,047	3,106	8,925	9,250
Regional and unallocated funeral and cemetery costs	2,114	3,597	8,662	10,008
Operating profit	$23,239	$25,731	$78,477	$81,155
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by segment for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Funeral Home	$18,109	$19,647	$61,154	$63,234
Cemetery	5,130	6,084	17,323	17,921
Operating profit	$23,239	$25,731	$78,477	$81,155

Operating profit margin(1)	36.2%	38.9%	39.0%	40.0%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2019 compared to the same period of 2018. The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2015 and operated for the entirety of each period being presented. Funeral homes and cemeteries purchased after December 31, 2014 are referred to as “acquired.” This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” when discussed in the Funeral Home Segment, refers to businesses sold or businesses we ceased to operate in the periods presented. The term “divested” when discussed in the Cemetery Segment, refers to three cemetery businesses that we ceased to operate on September 30, 2018, as a result of an expired management agreement. Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.
Funeral Home Segment
The following tables set forth certain information related to our Revenue and Operating profit from our funeral home operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,
	2018	2019
Revenue:
Same store operating revenue	$40,189	$41,470
Acquired operating revenue	7,400	7,750
Divested revenue	177	109
Preneed funeral insurance commissions	360	436
Preneed funeral trust earnings	1,717	1,752
Total	$49,843	$51,517

Operating profit:
Same store operating profit	$13,788	$14,994
Acquired operating profit	2,522	2,737
Divested operating profit (loss)	23	(6)
Preneed funeral insurance commissions	93	213
Preneed funeral trust earnings	1,683	1,709
Total	$18,109	$19,647
The following measures reflect the significant metrics over this comparative period:

	Three Months Ended September 30,
	2018	2019
Same store:
Contract volume	7,420	7,910
Average revenue per contract, excluding preneed funeral trust earnings	$5,416	$5,243
Average revenue per contract, including preneed funeral trust earnings	$5,619	$5,436
Burial rate	39.8%	37.7%
Cremation rate	52.1%	54.8%

Acquired:
Contract volume	1,224	1,309
Average revenue per contract, excluding preneed funeral trust earnings	$6,046	$5,921
Average revenue per contract, including preneed funeral trust earnings	$6,113	$5,997
Burial rate	42.4%	41.6%
Cremation rate	49.8%	50.6%

Funeral home same store operating revenue for the three months ended September 30, 2019 increased $1.3 million. In the fourth quarter of 2018, we revised our funeral home standards operating model by eliminating the average revenue per contract standard to emphasize our focus on growing operating revenue and serving more families. As a result, we experienced a 6.6% increase in same store contract volumes, while we experienced a decrease of 3.2% in the average revenue per contract compared to the three months ended September 30, 2018.
Same store operating profit for the three months ended September 30, 2019 increased $1.2 million when compared to the three months ended September 30, 2018 and the comparable operating profit margin increased 190 basis points to 36.2%. The increase is primarily due to the increase in same store revenue and better management of expenses as operating expenses remained flat for the comparable period. We experienced significant savings in salaries and benefits which decreased 1.6% as a percentage of revenue, as a result of changes implemented in the fourth quarter in 2018, which included assessing leadership and support teams at each business to ensure an optimal personnel mix, improving social media presence and reviewing pricing on merchandise and services to maximize operational efficiencies.
Funeral home acquired operating revenue for the three months ended September 30, 2019 increased $0.4 million, as our funeral home acquired portfolio for the three months ended September 30, 2019 included four businesses acquired in the third quarter of 2018 not present for the full three months ended September 30, 2018.
Acquired operating profit for the three months ended September 30, 2019 increased $0.2 million when compared to the three months ended September 30, 2018. Operating profit margin increased 120 basis points to 35.3% for the three months ended September 30, 2019 compared to the same period in 2018. The increase is primarily due to the increase in acquired revenue and better management of expenses as operating expenses increased $0.2 million for the comparable period. We experienced significant savings in salaries and benefits which decreased 2.4% as a percentage of revenue, as a result of changes implemented in the fourth quarter in 2018 described above.
Preneed funeral insurance commissions and preneed funeral trust earnings, which are recorded in Other revenue, on a combined basis, increased $0.1 million or 5.3% for the three months ended September 30, 2019 compared to the same period in 2018. The increase is primarily due to a 21.1% increase in preneed funeral insurance commissions and a 2.0% increase in preneed trust earnings. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. The number of preneed insurance contracts sold increased 22.9% and face value of the products that earn commissions increased 52.7% for the three months ending September 2018 compared to the same period in 2017.
Operating profit for the two categories of Other revenue, on a combined basis, increased 8.2% for the three months ending September 30, 2019 compared to the same period in 2018 primarily due to the increase in preneed funeral commission revenue coupled with a decrease in preneed expenses.
The following tables set forth certain information related to our Revenue and Operating profit from our funeral home operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30,
	2018	2019
Revenue:
Same store operating revenue	$129,574	$128,757
Acquired operating revenue	20,228	24,372
Divested revenue	569	471
Preneed funeral insurance commissions	974	1,124
Preneed funeral trust earnings	5,624	5,463
Total	$156,969	$160,187

Operating profit:
Same store operating profit	$48,261	$48,233
Acquired operating profit	6,968	9,073
Divested operating profit	128	113
Preneed funeral insurance commissions	285	478
Preneed funeral trust earnings	5,512	5,337
Total	$61,154	$63,234

The following measures reflect the significant metrics over this comparative period:

	Nine Months Ended September 30,
	2018	2019
Same store:
Contract volume	24,067	24,327
Average revenue per contract, excluding preneed funeral trust earnings	$5,384	$5,293
Average revenue per contract, including preneed funeral trust earnings	$5,591	$5,485
Burial rate	39.8%	38.5%
Cremation rate	52.6%	53.9%

Acquired:
Contract volume	3,284	4,073
Average revenue per contract, excluding preneed funeral trust earnings	$6,160	$5,984
Average revenue per contract, including preneed funeral trust earnings	$6,234	$6,082
Burial rate	42.8%	42.4%
Cremation rate	49.6%	49.8%
Funeral home same store operating revenue for the nine months ended September 30, 2019 decreased $0.8 million. In spite of the high contract volume we had in the first quarter of 2018 due to a severe flu season, we experienced a 1.1% increase in contract volume in the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to the revision of our funeral home standards operating model by eliminating the average revenue per contract standard to emphasize our focus on growing operating revenue and serving more families.
Same store operating profit for the nine months ended September 30, 2019 was relatively flat when compared to the nine months ended September 30, 2018 and the comparable operating profit margin increased 30 basis points to 37.5%. Operating expenses decreased $0.8 million primarily due to a decrease in salaries and benefits of $1.0 million or 0.6% as a percentage of revenue. This is a result of changes implemented in the fourth quarter in 2018, which included assessing leadership and support teams at each business to ensure an optimal personnel mix, improving social media presence and reviewing pricing on merchandise and services to maximize operational efficiencies.
Funeral home acquired operating revenue for the nine months ended September 30, 2019 increased $4.1 million, as our funeral home acquired portfolio for the nine months ended September 30, 2019 included four businesses acquired in the third quarter of 2018 not fully present in the nine months ended September 30, 2018. Although we experienced an increase in acquired contract volumes, we experienced decreases in acquired average revenue per burial and cremation contracts due to increased discounts.
Acquired operating profit for the nine months ended September 30, 2019 increased $2.1 million when compared to the nine months ended September 30, 2018 and the comparable operating profit margin increased 280 basis points to 37.2%. The increase is primarily due to the increase in acquired revenue and better management of expenses as operating expenses increased $2.0 million for the comparable period. We experienced significant savings in salaries and benefits which decreased 3.8% as a percentage of revenue, as a result of changes implemented in the fourth quarter in 2018 described above.
Preneed funeral insurance commissions and preneed funeral trust earnings, which are recorded in Other revenue, on a combined basis, remained flat for the nine months ended September 30, 2019 compared to the same period in 2018. While we experienced a 15.4% increase in preneed funeral insurance commissions, we also experienced a decrease in preneed trust earnings of 2.9%. Preneed funeral commission revenue is deferred for one year after the preneed funeral contracts are sold. The number of preneed insurance contracts sold increased 14.3% and face value of the products that earn commissions increased 17.6% for the nine months ending September 2018 compared to the same period in 2017. Preneed funeral trust earnings decreased due to a reduction in preneed maturities at a certain business.
Operating profit for the two categories of Other revenue, on a combined basis, also remained flat for the same comparative period primarily due to the increase in preneed funeral commission revenue, offset by the decrease in preneed trust earnings.

Cemetery Segment
The following tables set forth certain information related to our Revenue and Operating profit from our cemetery operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (in thousands):

	Three Months Ended September 30,
	2018	2019
Revenue:
Same store operating revenue	$11,091	$12,817
Divested revenue	1,479	—
Cemetery trust earnings	1,392	1,446
Preneed cemetery finance charges	436	345
Total	$14,398	$14,608

Operating profit:
Same store operating profit	$3,007	$4,439
Divested operating profit	407	—
Cemetery trust earnings	1,280	1,300
Preneed cemetery finance charges	436	345
Total	$5,130	$6,084
The following measures reflect the significant metrics over this comparative period (dollars in thousands):

	Three Months Ended September 30,
	2018	2019
Same store:
Preneed revenue as a percentage of operating revenue	60%	62%
Preneed revenue	$6,623	$7,889
Number of preneed interment rights sold	1,697	1,901
Atneed revenue	$4,468	$4,928
Cemetery same store operating revenue for the three months ended September 30, 2019 increased $1.7 million, or 15.6%, as we experienced a 12.0% increase in the number of preneed interment rights sold, as well as a 2.9% increase in the average price of interments sold for the three months ended September 30, 2019 compared to the same period in 2018. Same store atneed revenue, which represents approximately 38% of our same store operating revenue increased $0.5 million, as we experienced a 9.4% increase in the average sale per contract.
Cemetery same store operating profit for the three months ended September 30, 2019 increased $1.4 million from the same period in 2018. The comparable operating profit margin increased 750 basis points to 34.6% for the three months ended September 30, 2019 from 27.1% in the same period in 2018. The higher operating profit margin is a result of the changes implemented in the fourth quarter of 2018, which included the revision of our cemetery operating standards with a larger focus to grow revenue and market share, the hiring of talented sales managers for our larger cemetery businesses along with investment in new product inventory for sale.
Total cemetery expenses only increased 4.0% compared to the 15.6% increase in operating revenue for the three months ended September 30, 2019 compared to the same period in 2018, as we experienced operational efficiencies and better management of cemetery expenses, particularly, in salaries and benefits for maintenance personnel, facilities and grounds expenses and promotional expenses, which include marketing costs and commissions paid to sales teams as these expenses did not grow proportionally to the increase in revenue.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, remained flat for the three months ended September 30, 2019 compared to the same period in 2018. Operating profit for the two categories of Other revenue, on a combined basis, also remained flat for the same comparative period.

The following tables set forth certain information related to our Revenue and Operating profit from our cemetery operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (in thousands):

	Nine Months Ended September 30,
	2018	2019
Revenue:
Same store operating revenue	$34,228	$37,333
Divested revenue	4,712	—
Cemetery trust earnings	4,327	4,320
Preneed cemetery finance charges	1,239	1,118
Total	$44,506	$42,771

Operating profit:
Same store operating profit	$10,753	$12,909
Divested operating profit	1,376	—
Cemetery trust earnings	3,955	3,894
Preneed cemetery finance charges	1,239	1,118
Total	$17,323	$17,921
The following measures reflect the significant metrics over this comparative period (dollars in thousands):

	Nine Months Ended September 30,
	2018	2019
Same store:
Preneed revenue as a percentage of operating revenue	59%	62%
Preneed revenue	$20,067	$23,003
Number of preneed interment rights sold	4,907	5,419
Atneed revenue	$14,161	$14,330
Cemetery same store operating revenue for the nine months ended September 30, 2019 increased $3.1 million, or 9.1%, as we experienced a 10.4% increase in the number of preneed interment rights sold, as well as a 3.0% increase in the average price of interments sold for the nine months ended September 30, 2019 compared to the same period in 2018. Same store atneed revenue, which represents approximately 38% of our same store operating revenue increased $0.2 million, as we experienced a 2.7% increase in the average sale per contract, partially offset by a 1.5% decrease in the number of atneed contracts sold.
Cemetery same store operating profit for the nine months ended September 30, 2019 increased $2.2 million from the same period in 2018. The comparable operating profit margin increased 320 basis points to 34.6% for the nine months ended September 30, 2019 from 31.4% in the same period in 2018. The higher operating profit margin is a result of the changes implemented in the fourth quarter of 2018, which included the revision of our cemetery operating standards with a larger focus to grow revenue and market share, the hiring of talented sales managers for our larger cemetery businesses along with investment in new product inventory for sale.
Total cemetery expenses only increased 4.0% compared to the 9.1% increase in operating revenue for the nine months ended September 30, 2019 compared to the same period in 2018, as we experienced operational efficiencies and better management of cemetery expenses, particularly, in salaries and benefits for maintenance personnel, facilities and grounds expenses and bad debt expense as these expenses did not grow proportionally to the increase in revenue.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis, decreased $0.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease is due to our enhanced preneed cemetery property sales strategy of reducing interest rates on preneed contracts which has led to the increase in our cemetery same store operating revenue in 2019. Operating profit for the two categories of Other revenue, on a combined basis, decreased $0.2 million for the same comparative period. The decrease is due to the decrease in preneed cemetery finance charges in addition to higher third-party fees related to preneed trust investment management.

Cemetery property amortization. Cemetery property amortization remained flat at $1.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, although property revenue increased $0.6 million during this period. This was primarily due to an increase of $0.5 million in second interment rights sold during the period for which there was no additional cost associated with these rights. Cemetery property amortization totaled $3.0 million for the nine months ended September 30, 2019, an increase of $0.2 million compared to the nine months ended September 30, 2018. The increase in the nine months ended September 30, 2019, was primarily attributable to the increases in interment rights sold in 2019 compared to 2018.
Field depreciation. Depreciation expense for our field businesses remained flat at $3.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. However, depreciation expense for our field businesses increased $0.3 million to $9.3 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in the nine months ended September 30, 2019, with no increase in the three month period was primarily attributable to assets becoming fully depreciated in the first quarter of 2019.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.6 million for the three months ended September 30, 2019, an increase of $1.5 million primarily due to a $1.0 million increase in incentive compensation expenses, a $0.3 million increase in severance expense from the separation of certain operational leadership, and a $0.2 million increase in other general administrative costs.
Regional and unallocated funeral and cemetery costs totaled $10.0 million for the nine months ended September 30, 2019, an increase of $1.3 million primarily due to a $1.0 million increase in severance expense from the separation of certain operational leadership and a $0.5 million increase in incentive compensation expenses, offset by a $0.2 million decrease in other general administrative costs.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $5.8 million for the three months ended September 30, 2019, a decrease of $0.6 million compared to the three months ended September 30, 2018. The decrease was primarily attributable to a $0.2 million decrease in incentive and stock-based compensation expenses, a $0.3 million decrease in salaries and benefits, a $0.1 million decrease in other general administrative costs.
General, administrative and other expenses totaled $17.1 million for the nine months ended September 30, 2019, a decrease of $2.3 million compared to the nine months ended September 30, 2018. The decrease was primarily attributable to a $1.3 million decrease in stock-based compensation expenses and a $1.0 million decrease in salaries and benefits. These decreases are primarily related to both the separation of executive operating leadership and the cancellation of our performance awards in late 2018.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $0.4 million for the three months ended September 30, 2019, a decrease of $0.1 million compared to the three months ended September 30, 2018 and $1.1 million for the nine months ended September 30, 2019, a decrease of $0.3 million compared to the nine months ended September 30, 2018. The decreases were primarily attributable to corporate machinery and equipment becoming fully depreciated in the first quarter of 2019.
Interest expense. Interest expense remained flat at $6.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Interest expense was $18.9 million for the nine months ended September 30, 2019 compared to $14.8 million for the nine months ended September 30, 2018, an increase of $4.1 million, which was attributable to the following: (i) an increase of $9.2 million related to our Senior Notes that were issued in May 2018; offset by (ii) a decrease of $3.1 million related to our Former Credit Agreement; (ii) a decrease of $1.8 million related to the exchange of our Convertible Notes; and (iii) a decrease of $0.2 million related to other miscellaneous interest expense.
Accretion of discount on convertible notes. Accretion of the discount on our Convertible Notes totaled $0.1 million for the three months ended September 30, 2019, a decrease of $0.1 million compared to the three months ended September 30, 2018 and $0.2 million for the nine months ended September 30, 2019, a decrease of $1.8 million compared to the nine months ended September 30, 2018. The decreases were attributable to the exchange of our Convertible Notes.

Other, net. The components of Other, net for the three and nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Loss on sale of business	(349)	(3,863)	(349)	(3,874)
Goodwill impairment	—	(509)	—	(509)
Tradename impairment	—	(221)	—	(221)
Gain on insurance reimbursements	—	638	—	638
Other (loss) gain	2	(121)	4	52
Total	$(347)	$(4,076)	$(345)	$(3,914)
Income taxes. Income tax expense was $0.9 million for the three months ended September 30, 2019, a decrease of $0.3 million compared to the three months ended September 30, 2018. Income tax expense was $5.8 million for the nine months ended September 30, 2019, an increase of $0.7 million compared to the nine months ended September 30, 2018.
Below is a breakdown of our income tax expense and effective rate for the three and nine months ended September 30, 2018 and 2019 (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Income tax expense on operations at estimated rate	$1,028	$70	$5,423	$4,691
Impact of discrete items	159	17	(358)	219
Impact of divested business	—	860	—	860
Total tax provision	$1,187	$947	$5,065	$5,770

Tax rate on operations (including discrete items)	35.0%	5.7%	26.2%	27.7%
Impact of divested business	—%	56.4%	—%	4.8%
Total effective tax rate	35.0%	62.1%	26.2%	32.5%
We recorded income taxes before discrete items at an estimated rate of 30.3% and 4.6% for the three months ended September 30, 2018 and 2019, respectively and 28.0% and 26.5% for the nine months ended September 30, 2018 and 2019, respectively. The increase in our total effective tax rate is primarily due to the additional tax expense we recorded related to a divested business previously acquired as a stock acquisition during three and nine months ended September 30, 2019.
We have $33.0 million of state net operating loss carry forwards that will expire between 2020 and 2040, if not utilized. Based on management’s assessment of the various state net operating losses, it has been determined that it is more likely than not that we will not be able to realize the tax benefits of certain portions of the state losses. Accordingly, a valuation allowance has been established and is reviewed quarterly. At September 30, 2019, the valuation allowance totaled $0.2 million.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2019 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2019 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 6, 7 and 9 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates could change the value of the fixed income securities by 1.67%.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2019, we had outstanding borrowings under the Credit Facility of $18.0 million. Any future borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or LIBOR rate plus a margin. At September 30, 2019, the prime rate margin was equivalent to 1.00% and the LIBOR margin was 2.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.2 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at a fixed rate of 2.75% per year. The Convertible Notes do not contain a call feature. At September 30, 2019, the cost of the Convertible Notes on our Consolidated Balance Sheet was $5.9 million and the fair value of these notes was $7.1 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA”). Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at a fixed rate of 6.625% per year. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. At September 30, 2019, the cost of the Senior Notes on our Consolidated Balance Sheet was $319.6 million and the fair value of these notes was $334.0 million based on the last traded or broker quoted price, as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consists of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates could cause the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective as of September 30, 2019 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Information regarding legal proceedings is set forth in Notes 16 and 21 in Item 1 of this Form 10-Q, which information is hereby incorporated by reference herein.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

July 1, 2019 - July 31, 2019	—	$—	—	$601,446
August 1, 2019 - August 31, 2019	702	$22.18	—	$601,446
September 1, 2019 - September 30, 2019	—	$—	—	$601,446
Total for quarter ended September 30, 2019	702		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Note 17 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	October 30, 2019	/s/ Viki K. Blinderman
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