Form 10-K
period 2019-12-31
CARRIAGE SERVICES INC
filed 2020-02-28
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended, December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 was approximately $308.0 million based on the closing price of $19.01 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 21, 2020 was 17,873,388.

DOCUMENTS INCORPORATED BY REFERENCE
______________________________________
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may,” “will,” “estimate,” “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenues, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements of the plans, timing, expectations and objectives of management for future financing activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the effects of competition;

•	the execution of our Standards Operating, 4E Leadership and Strategic Acquisition Models;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	our ability to consummate the divestiture of certain businesses as currently expected, if at all;

•	our ability to meet the timing, objectives and cost saving expectations related to anticipated financing activities;

•	the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	our level of indebtedness and the cash required to service our indebtedness;

•	changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service;

•	effects of litigation and burial practice claims;

•	effects of the application of other applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the funeral and cemetery industry;

•	our ability to integrate acquired businesses with our existing business; and

•	other factors and uncertainties inherent in the funeral and cemetery industry.
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
At December 31, 2019, we operated 186 funeral homes in 29 states and 31 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
CURRENT YEAR DEVELOPMENTS
Acquisitions. On October 9, 2019, we acquired four funeral home businesses in Buffalo, New York. On October 28, 2019, we acquired one funeral home and cemetery combination business, three funeral home businesses and three ancillary service businesses, which include a flower shop, a pet cremation business and an online cremation business, in the Dallas, Texas area. On December 31, 2019, we acquired a funeral home and cemetery combination business in Fairfax, Virginia. The pro forma impact of these acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
Executive Leadership Changes. On December 2, 2019, William (Bill) Goetz joined our executive leadership team as President and Chief Operating Officer and was also elected to serve as a member of our Board of Directors.
Share Repurchase Program. On July 31, 2019, our Board approved a share repurchase program authorizing us to purchase an additional $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the year ended December 31, 2019, we repurchased 400,000 shares of common stock for a total cost of approximately $7.8 million at an average cost of $19.39 per share pursuant to this share repurchase program. Based on all repurchases to the date of this Annual Report on Form 10-K and increases in authorization, we have approximately $25.6 million available for repurchase under our approved program.
Dividends. During 2019, we paid $5.4 million in dividends.
Additional Senior Notes. On December 19, 2019, we issued an additional $75.0 million in aggregate principal amount of 6.625% Senior Notes due 2026 (the “Additional Senior Notes”) and related guarantees by our subsidiary guarantors in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). The Additional Senior Notes were issued as additional securities under the indenture by and among us, our subsidiary guarantors and Wilmington Trust, National Association, as trustee, pursuant to which $325.0 million in aggregate principal amount of 6.625% Senior Notes due 2026 (the “Initial Senior Notes” and, together with the Additional Senior Notes, the “Senior Notes”) issued by us in May 2018.
Divestitures. During 2019, we divested three funeral home businesses whose building leases expired and sold a funeral home business for $0.9 million. In addition, we merged a funeral home business with a business in an existing market.
FUNERAL AND CEMETERY INDUSTRY
Funeral home and cemetery businesses provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions.
The funeral and cemetery industry in the United States is characterized by the following fundamental attributes (the industry statistics and information included in this Form 10-K are from reports compiled by Sundale Research based on information as of September 30, 2019 from the United States Department of Commerce).

Deaths and Death Trends
During 2019, the number of deaths in the United States increased by approximately 2.2% following a 1.3% and a 2.5% increase in 2018 and 2017, respectively. The rapidly growing and aging population is expected to result in an increase in the number of deaths in the future. The number of Americans age 55 to 64 totaled 42.8 million in 2018 and is expected to grow 2.0% to 47.2 million by 2023, making this the second fastest-growing age group, while the fastest-growing segment of the population is Americans aged 65 and older, with 52.3 million in 2018. This age group is expected to increase to 60.0 million in 2023, reflecting an average annual growth rate of 2.8%. Overall, from 2018 to 2023, the number of deaths in the United States is expected to increase by an average of 2.0% per year, reaching an estimated 3.15 million in 2023.
Burial and Cremation Trends
While the number of deaths is expected to increase over the next few years, the burial rate is expected to continue to decline. In 2019, the number of burials in the United States decreased by an estimated 1.2%, following declines of 2.2% and 0.5% in 2018 and 2017 respectively. The number of burials in the United States is estimated to fall by an average of 1.0% per year from 2018 through 2023. In 2023, it is estimated that there will be approximately 1.26 million burials in the United States and a burial rate of 40.2%.
In 2019, the number of cremations in the United States increased by an estimated 5.2%, following increases of 4.5% and 5.6% in 2018 and 2017, respectively. Slower growth is expected through 2023, due in part to the sheer size of the market for cremations; however, shifting preferences will continue to lead to a considerable rise in cremations. The number of cremations in the United States is expected to grow by an average of 4.4% per year from 2018 through 2023. In 2023, it is estimated that there will be approximately 1.88 million cremations in the United States and a cremation rate of 59.8%.
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
The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries with operations in the United States are Service Corporation International (“SCI”), StoneMor Partners L.P. (“StoneMor”), Park Lawn Corporation, traded on the Toronto Stock Exchange (“Park Lawn”) and Carriage. We believe these four companies collectively represent approximately 20% of funeral and cemetery revenue in the United States. Independent businesses, along with a few privately-owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 80% share of revenue.
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

Standards Operating Model
Our Standards Operating Model is focused on growing local market share, providing personalized high-value services to our client families and guests, and operating financial metrics that drive long-term, sustainable revenue growth and improved earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our high-value personal service business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we believe such performance is unsustainable and will ultimately stress the business, which very often leads to declining market share, revenue and earnings.
Important elements of our Standards Operating Model include:

•
Balanced Operating Model – We believe a decentralized structure works best in the funeral and cemetery industry. Successful execution of our Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers of a successful operation organized around three primary areas - market share, high-value services and operating financial metrics.

•
Incentives Aligned with Standards – Empowering local managers, who we call Managing Partners, to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business’ earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards. Our five year incentive award, called the “Good To Great Award,” which began in 2012, rewards Managing Partners with a bonus at the end of five years, equal to a ratio of four to six times their average annual bonus, if they are able to achieve an annual compound growth rate of 2% over a five year period. The growth rate was changed to 1% beginning with the 2019 payout year, which impacts all five-year performance periods ending on or after December 31, 2019. After each five year incentive plan is achieved and paid out, a new five year plan period begins. To date, we have had four performance periods in which we have paid $5.1 million to the Managing Partners who have earned a bonus under this program.

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
We have learned that the long-term growth or decline of a local branded funeral and cemetery business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenue and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins (a non-GAAP measure). We use criteria such as cultural alignment, volume and price trends, size of business, size of market, competitive standing, demographics, strength of brand and barriers to entry to evaluate the strategic position of potential acquisition candidates. Our financial valuation of the acquisition candidate is then determined through the application of an appropriate after-tax cash return on investment that exceeds our cost of capital.
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
Other elements of our overall business strategy include the following:
Enhancement of Burial and Cremation Services. Personalization and pre-planning continue to be two of the most important trends in the funeral and cemetery industry, but the national trend toward more cremations may be the most significant. While this trend is expected to continue, other factors are expected to lead to rising industry revenue, including an increase in spending on additional or unique funeral and cremation services.
The percentage of funeral services performed by our funeral homes for which cremation was chosen as the method of disposition was 51.4% for the year ended December 31, 2017, 52.2% for the year ended December 31, 2018 and 53.7% for the year ended December 31, 2019. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on educating and providing our cremation customers additional services and products that are available. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional burial service, we have found that this revenue can be substantially enhanced by offering additional services and merchandise, including video tributes, flowers, burial garments and memorial items such as urns, keepsake jewelry and other items that hold a portion of the cremated remains.
Preneed Funeral Sales Program. We operate under a local, decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs. Approximately 20% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by our local funeral directors with sales sourced by our own sales counselors and by third party sellers.
Preneed Cemetery Sales Program. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and interment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Approximately 50% of our cemetery operating revenue is derived from preneed property sales. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income may have a significant impact on our preneed sales success rate.

OUR STRENGTHS
Market Leader. We compete with other publicly held funeral and cemetery companies and smaller, independent operators and believe we are a market leader in most of our markets. We focus on markets that perform better than the industry average and are less subject to material economic and demographic changes.
High Performance, Decentralized, Partnership Culture. Our funeral homes and cemeteries are managed by Managing Partners with extensive funeral and cemetery industry experience, often within their local markets. Our Managing Partners have responsibility for day-to-day operations, but are required to follow operating and financial standards based on our Standards Operating Model that are custom designed for distinct business groupings based on the size (number of funerals) and average revenue per funeral. This strategy allows each local business to maintain its unique identity within its local market and to capitalize on its reputation and heritage while a range of support services is provided from our home office in Houston, Texas. We believe our culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
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
Stable Cash Flow. We have demonstrated the ability to generate strong and stable cash flow. Cash flow from operations for 2019 totaled $43.2 million, which was used primarily for the acquisition of funeral home and cemetery businesses, capital expenditures and our working capital needs, including payment of dividends and our debt obligations. During 2020, we intend to focus on integrating our newly acquired businesses and to use our cash flow to fund internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends and our debt obligations. From time to time, we may also use available cash flow to repurchase shares of our common stock and remaining 2.75% convertible subordinated notes due 2021. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our net cash flow in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital.
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
Integrated Information Systems. We have implemented information systems to support local business decisions and to monitor performance of our businesses compared to financial and performance standards. All of our funeral homes and cemeteries are connected to our home office in Houston, which allows us to monitor and assess critical operating and financial data and analyze the performance of individual locations on a timely basis. Furthermore, our information system infrastructure provides senior management with a critical tool for monitoring and adhering to our established internal controls, which is critical given our decentralized model and the sensitive nature of our business operations.
Proven Leadership Team. Our leadership team, headed by our founder, Chairman and Chief Executive Officer, Melvin C. Payne, is characterized by a dynamic culture that focuses on addressing changing market conditions and emerging trends in the funeral services industry. We believe our culture of emphasizing the 4E (Energy, Energize Others, Edge and Execution) leadership characteristics is critical and will provide an important advantage as the funeral and cemetery industry evolves. We are committed to continue operating an efficient organization and strengthening our corporate and local business leadership. Our businesses are supported by a broader team of High Performance leaders across multiple disciplines located in our home office in Houston. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets.

OUR OPERATIONS
We conduct our funeral and cemetery operations only in the United States. Our operations are reported in two segments: funeral home operations and cemetery operations. Information for each of our segments is presented below and in our financial statements set forth herein.
Funeral Home Operations
At December 31, 2019, we operated 186 funeral homes in 29 states. Funeral home revenue currently accounts for approximately 80% of our total revenue. The funeral home operations are managed by a team of experienced industry professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 23 for segment data related to our funeral home operations.
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
Given the high fixed-cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:

•	our ability to establish and maintain market share positions supported by strong local heritage and relationships;

•	our ability to effectively respond to the increasing trends towards cremation by packaging complimentary services and merchandise;

•	our ability to control salary, merchandise and other controllable costs;

•	our ability to exercise pricing leverage related to our atneed business to increase average revenue per contract;

•	demographic trends in terms of population growth and average age, which impact death rates and number of deaths; and

•
our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds and our securities portfolio within the trust funds, which would offset lower pricing power as preneed contracts mature.

Cemetery Operations
At December 31, 2019, we operated 31 cemeteries in 11 states. Cemetery revenue currently accounts for approximately 20% of our total revenue. The cemetery operations are led by a team of experienced industry and sales professionals and regional leadership with substantial management experience in our industry. See Part II, Item 8, Financial Statements and Supplementary Data, Note 23 for segment data related to our cemetery operations.
Our cemeteries provide interment rights (primarily grave sites, lawn crypts, mausoleum spaces and niches), related cemetery merchandise (such as outer burial containers, memorial markers and floral placements) and services (interments, inurnments and installation of cemetery merchandise).
Our cemetery operations are subject to many of the profitability factors as our funeral home business, as well as the following key factors:

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
We sold 8,303 and 8,410 preneed funeral contracts, net of cancellations, during the years ended December 31, 2018 and 2019, respectively. At December 31, 2019, we had a backlog of 98,493 preneed funeral contracts and 58,256 preneed cemetery contracts to be delivered in the future. Approximately 20% of our funeral contract volumes during the years ended December 31, 2018 and 2019 originated through preneed contracts. Cemetery revenue that originated from preneed contracts represented approximately 65% and 66% of our total cemetery revenue for 2018 and 2019, respectively.
At December 31, 2019, we employed a staff of 126 advance-planning and family service representatives for the sale of preneed products and services. Our advance-planning and family service representatives primarily assist families in making atneed and preneed funeral, memorialization and cemetery arrangements through the selection and purchase of cemetery property, merchandise and services and ensuring that the expectations of our client families and their guests are exceeded.
Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions selected by us. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm, CSV RIA, or by independent financial advisors. As of December 31, 2019, CSV RIA provided these services to approximately 71% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that gives guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned, along with the receipt and recognition of any insurance benefits, are not reflected in our revenue until the service is performed or the merchandise is delivered. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheet, while the insurance contracts are not on our Consolidated Balance Sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. The aggregate balance of our preneed funeral contracts held in trust, insurance contracts and receivables from preneed trusts was $523.1 million as of December 31, 2019.
We are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are generally permitted to withdraw the trust principal and accrued income when the merchandise is actually delivered, when the service is provided or when the contract is canceled. However, certain states allow the withdrawal of income prior to delivery when the regulations identify excess earnings in the trusts. We did not withdraw any trust income in 2018 and 2019. Cemetery merchandise and service trust fund balances totaled $72.4 million as of December 31, 2019.
In most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity. This trust fund income is recognized, as earned and is reflected in our Consolidated Financial Statements as Other revenue. While we are entitled to withdraw the income from perpetual care trusts to provide for maintenance of cemetery property and memorials, we are restricted from withdrawing any of the principal balances of the trust fund. Perpetual care trust balances totaled $64.0 million at December 31, 2019.
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

COMPETITION
The operating environment in the funeral and cemetery industry has been highly competitive. Publicly held companies with operations in the United States include SCI, StoneMor, Park Lawn and Carriage. In addition, a number of smaller private consolidators have been active in acquiring and operating funeral homes and cemeteries.
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
Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized pricing information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral goods and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items. The FTC has announced that it is reviewing the Funeral Rule, which may result in changes to the Funeral Rule. Among the subjects under review by the FTC is whether the scope of the Funeral Rule should be expanded to cover cemetery sales and merchandise and mandated disclosure of online pricing. We cannot predict what changes, if any, may be made to the Funeral Rule or the impact of any such changes on our business.
Environmental. Our operations are also subject to stringent federal, regional, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on current and past owners or operators of facilities where hazardous substance releases occurred and anyone who transported or disposed or arranged for the transportation or disposal of hazardous substances released into the environment from such sites. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and aboveground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws as well as potential liabilities for damages to properties or persons. Failure to comply with environmental laws and regulations could result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting some or all of our activities in affected areas. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in substantial compliance with existing environmental laws and regulations, we cannot assure that we will not incur substantial costs in the future.
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
EMPLOYEES
As of December 31, 2019, we and our subsidiaries employed 2,797 employees, of whom 1,137 were full-time and 1,660 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.
AVAILABLE INFORMATION
We file annual, quarterly and other reports, and any amendments to those reports, and information with the United States Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
Our website address is www.carriageservices.com. Available on our website under “Investors – SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
Also posted on our website, and available in print upon request, are charters for our Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on our website under “Investors – Corporate Governance.” Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002. Information contained on our website is not part of this Annual Report on Form 10-K.

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
We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, high-value services and operational and financial metrics. We also incentivize our location Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. Failure to successfully implement our Standards Operating Model in our funeral and cemetery operations could have a material adverse effect on our financial condition, results of operations and cash flows.
Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenue and margins.
We face competition in all of our markets. Most of our competitors are independently owned, and some are relatively recent market entrants. Some of the recent entrants are individuals who were formerly employed by us or by our competitors and have relationships and name recognition within our markets. As a group, independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through television, radio and print advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenue. The types of services and the prices offered on such services by our competitors may attract customers, causing us to lose market share and revenue as well as to incur costs in response to competition to vary the types or mix of products or services offered by us. Also, increased use of the internet by customers to research and/or purchase products and services could cause us to lose potential revenue.
Our “Good To Great” incentive program could result in significant future payments to our Managing Partners.
In January, 2012, in order to continue to align our Managing Partners’ incentives with long-term value creation, we implemented our “Good To Great” incentive program, which rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 1% (the “Minimum Growth Rate”) over a five year performance period (the “Performance Period”) with respect to our funeral homes that they operate. The Minimum Growth Rate was changed from 2% to 1% beginning with the 2019 payout year, which impacts all five-year performance periods ending on or after December 31, 2019. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares of our common stock, determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2017, 2018 and 2019:

	2017	2018	2019
Preneed funeral trust funds	11.5%	(6.5)%	21.2%
Preneed cemetery trust funds	13.1%	(8.4)%	26.0%
Perpetual care trust funds	12.8%	(8.0)%	25.2%
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
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services, we would record a charge to earnings for the expected losses on the delivery of the associated contracts. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
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
Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.
We make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities. Tax obligations include income, franchise, real estate, sales and use, and employment-related taxes. These judgments include reserves for potential adverse outcomes regarding our tax positions. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken could have a material adverse effect on the results of our operations, financial condition, or cash flows.

Covenant restrictions under our debt instruments may limit our flexibility in operating and growing our business.
The terms of our Credit Facility and the indenture governing our Senior Notes limit our ability and the ability of our subsidiaries to, among other things: incur additional debt (including guarantees thereof); pay dividends or make distributions or redeem or repurchase stock; make investments; grant liens; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell assets; and acquire the assets of, or merge or consolidate with, other companies.
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
Our indebtedness requires significant interest and principal payments. As of December 31, 2019, we had $497.1 million of total debt (excluding debt issuance costs, debt discounts, debt premium and lease obligations), consisting of $7.0 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses we purchased), $6.3 million of our Convertible Notes, $400.0 million of our Senior Notes and $83.8 million of outstanding borrowings under our Credit Facility, with $104.2 million of availability under our Credit Facility after giving effect to $2.0 million of outstanding letters of credit.
Our and our subsidiaries’ level of indebtedness could have important consequences to us, including:

•
continuing to require us and certain of our subsidiaries to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available for operations and any future business opportunities;

•	limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have less indebtedness;

•	increasing our vulnerability to adverse general economic or industry conditions;

•	making us and our subsidiaries more vulnerable to increases in interest rates, as borrowings under our Credit Facility are at variable rates; and

•	limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
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
We may incur additional indebtedness in the future. The terms of our Credit Facility and the indenture governing our Senior Notes will limit, but not prohibit, us from incurring additional indebtedness. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us or our subsidiaries from incurring obligations, such as trade payables, that do not constitute indebtedness as defined under our debt agreements. To the extent new debt is added to our current debt levels, the leverage risks associated with our indebtedness would increase.
Economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future goodwill, intangible assets and long-lived asset impairments.
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2019 and our annual review of long-lived assets as of December 31, 2019, we recorded an impairment for tradenames of $0.2 million and concluded that there was no impairments of our goodwill or other long-lived assets. However, we recorded an impairment of $0.5 million during 2019, related to a funeral home business that we divested in the fourth quarter of 2019 and $0.2 million related to a funeral home business we intend to sell in 2020, as the carrying value exceeded fair value. Additionally, if current economic conditions weaken causing deterioration in our operating revenue, operating margins and cash flows, we may have a triggering event that could result in a material impairment of our goodwill, intangible assets and/or long-lived assets.
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
The funeral and cemetery industry is competitive.
The funeral and cemetery industry is characterized by a large number of locally-owned, independent operations in the United States. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, we must market ourselves in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent and publicly held funeral service and cemetery operators, monument dealers, casket retailers, low-cost funeral providers, and other nontraditional providers of merchandise and services. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.

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
Companies in the funeral home and cemetery business incur the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or interments performed. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, declines in sales can cause margins, profits and cash flow to decline at a greater rate than the decline in revenue.
Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.
The funeral and cemetery industry is subject to extensive and evolving regulation and licensing requirements under federal, state and local laws. For example, the funeral home industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. As such, we are subject to state trust fund and preneed sales practice audits, which could result in audit adjustments as a result of non-compliance. In addition, we may assume the liability for any audit adjustments for our acquired businesses for periods under audit that were prior to our ownership of the business depending upon the obligations outlined in the agreement. These audit adjustments could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Unfavorable results of litigation could have a material adverse impact on our financial statements.
We are subject to a variety of claims and lawsuits in the ordinary course of our business. Adverse outcomes in potential litigation related to our business may result in significant monetary damages or injunctive relief against us, as litigation and other claims are subject to inherent uncertainties. Any such adverse outcomes that may arise in the future, could have a material adverse impact on our financial position, results of operations, and cash flows.
Burial practice claims could have a material adverse impact on our financial results.
From time to time, we are party to various claims and legal proceedings, including improper burial practices. When disputes occur, we may be subjected to litigation and liability for improper burial practices. We may be subject to litigation and liability based upon actions or events that occurred before we acquired or managed the cemeteries. Claims or litigation based upon our burial practices could have a material adverse impact on our financial condition, results of operations and cash flows.
Failure to maintain effective internal control over financial reporting could adversely affect our results of operations, investor confidence, and our stock price.
The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. If we do not maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our results of operations, investor confidence, and stock price could be materially adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
At December 31, 2019, we operated 186 funeral homes in 29 states and 31 cemeteries in 11 states. We own the real estate and buildings for 165 of our funeral homes and lease 21 facilities. We own 30 cemeteries and operate one cemetery under a long-term contract with a municipality, which we refer to as a managed property. We operate 18 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 31 cemeteries that we operate have developed cemetery property of approximately 129,000 and 152,000 units available-for-sale at December 31, 2018 and 2019, respectively. In addition, we own approximately 500 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.
The following table sets forth certain information as of December 31, 2019, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	23	5	4	—
Colorado	2	—	—	—
Connecticut	8	2	—	—
Florida	11	5	5	—
Georgia	3	—	—	—
Idaho	5	1	3	—
Illinois	2	—	1	—
Kansas	2	—	—	—
Kentucky	7	1	1	—
Louisiana	3	1	1	—
Maryland	1	—	—	—
Massachusetts	12	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	10	1	—	—
North Carolina	7	1	1	—
Ohio	5	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	5	—	—	—
Texas	24	1	8	—
Virginia	8	1	1	—
Washington	2	—	—	—
West Virginia	1	—	—	—
Wisconsin	1	—	—	—
Total	165	21	30	1

(1)
The leases, with respect to these funeral homes, generally have remaining terms ranging from one to fifteen years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

Our home office occupies approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2019, we owned and operated 806 vehicles.

The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Years Ended December 31,
	2017	2018	2019
Funeral homes at beginning of period	170	178	182
Acquisitions	7	4	9
Constructed funeral homes	2	—	—
Divestitures	(1)	—	(4)
Mergers of funeral homes	—	—	(1)
Funeral homes at end of period	178	182	186

Cemeteries at beginning of period	32	32	29
Acquisitions	—	—	2
Divestitures	—	(3)	—
Cemeteries at end of period	32	29	31

ITEM 3.	LEGAL PROCEEDINGS.
We and our subsidiaries are parties to a number of legal proceedings that arise from time to time in the ordinary course of our business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial statements. Information regarding litigation is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 18.
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees.  Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq.  On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act.  On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement.  In February 2019, a Class Action Settlement Agreement was fully executed and was approved by the Court in October 2019. We paid $0.7 million under the settlement agreement in November 2019.
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
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” As of February 21, 2020, there were 17,873,388 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 400 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,300 beneficial owners of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2019, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.
DIVIDENDS
While we intend to pay regular quarterly cash dividends for the foreseeable future, covenant restrictions under our Credit Facility and the indenture governing our Senior Notes may limit our ability to pay dividends in the future.
EQUITY PLANS
For information regarding securities authorized for issuance under our equity compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On October 25, 2017, our Board approved a $15.0 million increase in its authorization for repurchases bringing the total authorized repurchase amount to $40.0 million. On July 31, 2019, our Board approved an additional $25.0 million for repurchases of our common stock in accordance with the Exchange Act.
During the year ended December 31, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of approximately $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to our share repurchase program.
Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
At December 31, 2019, we had approximately $25.6 million available for repurchase under our share repurchase program.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2019 - October 31, 2019	—	$—	—	$25,601,446
November 1, 2019 - November 30, 2019	—	$—	—	$25,601,446
December 1, 2019 - December 31, 2019	—	$—	—	$25,601,446
Total for quarter ended December 31, 2019	—		—

(1)	See the first paragraph under the caption “– Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

PERFORMANCE
The following graph compares the cumulative 5-year total return provided to shareholders on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a customized peer group of two companies that includes SCI and StoneMor. The returns of each member of the peer group are weighted according to each member’s stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2014, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the peer group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Carriage Services, Inc., the Russell 3000 Index and a Peer Group

	12/14	12/15	12/16	12/17	12/18	12/19
Carriage Services, Inc.	$100.00	$115.53	$138.18	$125.14	$76.46	$128.08
Russell 3000	100.00	100.47	113.26	137.17	129.98	170.28
Peer Group	100.00	116.01	117.18	165.56	184.01	218.67

(1)
Fiscal year ending December 31. $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends. Peer Group above includes SCI and StoneMor. Park Lawn is publicly listed on the Toronto Stock Exchange, which is quoted in Canadian Dollars and is excluded from the graph above. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The table below sets forth selected consolidated financial information for us that has been derived from the audited Consolidated Financial Statements of the Company as of and for each of the years ended December 31, 2015, 2016, 2017, 2018 and 2019. These historical results are not indicative of our future performance.
This historical financial data should be read together with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K and our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K.

	Years ended December 31,
	2015	2016	2017	2018	2019
	(dollars in thousands, except per share amounts)
INCOME STATEMENT DATA:
Revenue	$242,502	$248,200	$258,139	$267,992	$274,107
Gross profit	77,508	79,650	76,799	75,947	79,585
Operating income	48,648	50,204	48,941	43,307	52,289
Income before income taxes	34,590	32,241	32,782	18,266	22,416
Net income attributable to common shareholders	20,853	19,581	37,193	11,645	14,533

Basic earnings per common share	$1.16	$1.18	$2.25	$0.64	$0.81
Diluted earnings per common share	$1.12	$1.12	$2.09	$0.63	$0.80
Dividends declared per common share	$0.100	$0.150	$0.225	$0.300	$0.300

Weighted average number of common and common equivalent shares outstanding:
Basic	17,791	16,515	16,438	17,971	17,877
Diluted	18,317	17,460	17,715	18,374	18,005
BALANCE SHEET DATA:
Total assets	$833,139	$885,069	$921,533	$917,502	$1,129,755
Long-term debt and credit facility, net of current maturities	195,009	204,404	212,154	33,070	87,840
Convertible subordinated notes due 2021	115,227	119,596	124,441	5,732	5,971
Senior notes due 2026	—	—	—	319,108	395,447
Stockholders’ equity	157,594	175,734	197,656	221,492	226,569

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
At December 31, 2019, we operated 186 funeral homes in 29 states and 31 cemeteries in 11 states within the United States. For additional discussion about our overall business strategy, see Part I, Item 1, Business – Business Strategy.
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
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
During 2020, we intend to focus on integrating our newly acquired businesses and to use cash on hand and borrowings under our Credit Facility primarily for internal growth projects, such as cemetery inventory development and funeral home expansion projects, and for payment of dividends and our debt obligations. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to repurchase shares of our common stock and our remaining 2.75% convertible subordinated notes due 2021 (“Convertible Notes”) in open market or privately-negotiated transactions. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends and acquisitions for the foreseeable future.

Cash Flows
We began 2019 with $0.6 million in cash and other liquid investments and ended the year with $0.7 million in cash. At December 31, 2019, we had borrowings of $83.8 million outstanding on our Credit Facility compared to $27.1 million as of December 31, 2018 and $92.0 million as of December 31, 2017.
The following table sets forth the elements of cash flow for the years ended December 31, 2017, 2018 and 2019 (in thousands):

	2017	2018	2019
Cash at beginning of year	$3,286	$952	$644

Cash flow from operating activities	45,230	48,994	43,216

Acquisitions and land for new construction	(28,799)	(37,970)	(140,907)
Deposit on pending acquisition	—	—	(5,000)
Proceeds from insurance reimbursements	—	—	1,433
Net proceeds from the sale of businesses and other assets	5,731	—	967
Growth capital expenditures	(7,973)	(4,260)	(6,584)
Maintenance capital expenditures	(8,422)	(9,266)	(8,795)
Cash flow from investing activities	(39,463)	(51,496)	(158,886)

Net borrowings (payments) on long-term debt obligations	11,088	(194,340)	54,413
Payment of debt issuance costs related to long-term debt	—	(1,751)	(891)
Acquisition of Convertible Notes	—	(98,266)	(27)
Transaction costs related to the acquisition of Convertible Notes	—	(885)	—
Proceeds from the issuance of the Senior Notes	—	320,125	76,688
Payment of debt issuance costs related to the Senior Notes	—	(1,367)	(980)
Dividends paid on common stock	(3,709)	(5,513)	(5,398)
Net proceeds from employee equity plans	987	595	1,251
Purchase of treasury stock	(16,366)	(16,266)	(9,152)
Other financing costs	(101)	(138)	(162)
Cash flow from financing activities	(8,101)	2,194	115,742

Cash at end of year	$952	$644	$716
Operating Activities
For the year ended December 31, 2019, cash provided by operating activities was $43.2 million compared to $49.0 million for the year ended December 31, 2018 and $45.2 million for the year ended December 31, 2017. The decrease of $5.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due primarily to approximately $5.0 million in more cash interest paid in 2019 compared to 2018, as well as additional unfavorable working capital changes.
The increase of $3.8 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily due to the favorable impact of working capital changes.
Investing Activities
Our investing activities resulted in a net cash outflow of $158.9 million for the year ended December 31, 2019 compared to $51.5 million for the year ended December 31, 2018 and $39.5 million for the year ended December 31, 2017, an increase of $107.4 million and $12.0 million, respectively.
During the year ended December 31, 2019, we acquired, in three separate transactions, two funeral home and cemetery combination businesses, seven funeral home businesses and three ancillary service businesses for an aggregate purchase price of $140.9 million. In October 2019, we acquired the following: (i) four funeral home businesses in Buffalo, New York; and (ii) one funeral home and cemetery combination business, three funeral home businesses and three ancillary service businesses, which consist of a flower shop, a pet cremation business and an online cremation business in the Dallas, Texas area. In December 2019, we acquired one funeral home and cemetery combination business in Fairfax, Virginia.

During the year ended December 31, 2019, we paid a $5.0 million deposit for a funeral home and cemetery combination business that we acquired in January 2020.
During the year ended December 31, 2019, we received proceeds of $1.4 million from our property insurance policy for the reimbursement of renovation costs for our funeral and cemetery businesses that were damaged by Hurricane Michael.
During the year ended December 31, 2019, we sold a funeral home business for $0.9 million and we sold real property for $0.1 million related to a funeral home we merged with another business in an existing market.
During the year ended December 31, 2018, we acquired four funeral home businesses, two in Virginia, one in Tennessee, and one in North Carolina, for an aggregate purchase price of $38.0 million.
During the year ended December 31, 2017, we acquired seven funeral home businesses, two in Colorado and five in New York, for the aggregate purchase price of $27.5 million. We also purchased real estate for a funeral home parking lot expansion projects for $1.3 million. Additionally, we sold a funeral home business for $0.6 million and land for $5.1 million.
For the year ended December 31, 2019, capital expenditures totaled $15.4 million compared to $13.5 million for the year ended December 31, 2018, and $16.4 million for the year ended December 31, 2017, an increase of $1.9 million and a decrease of $2.9 million, respectively.
The following tables present our growth and maintenance capital expenditures (in thousands):

	2017	2018	2019
Growth
Cemetery development	$3,688	$3,149	$4,348
Construction for new funeral facilities	3,117	11	—
Renovations at certain businesses(1)	1,168	1,100	2,236
Total Growth	$7,973	$4,260	$6,584

(1)
During the year ended December 31, 2019, we spent $1.6 million for renovations on four businesses that were affected by Hurricane Michael, of which $1.4 million was reimbursed by our property insurance policy.

	2017	2018	2019
Maintenance
Facility repairs and improvements	$2,239	$2,591	$1,820
General equipment and furniture	2,010	2,247	3,032
Vehicles	1,928	2,556	1,950
Paving roads and parking lots	1,287	674	795
Information technology infrastructure improvements	915	1,172	977
Other	43	26	221
Total Maintenance	$8,422	$9,266	$8,795
Financing Activities
Our financing activities resulted in a net cash inflow of $115.7 million for the year ended December 31, 2019 compared to $2.2 million for the year ended December 31, 2018 and net cash outflow of $8.1 million for the year ended December 31, 2017, an increase of $113.5 million and $10.3 million, respectively.
For the year ended December 31, 2019, we had net proceeds related to the issuance of our Additional Senior Notes of $75.7 million and net borrowing on our long-term debt obligations of $53.5 million. We purchased treasury stock for $9.2 million and paid $5.4 million in dividends on our common stock.
For the year ended December 31, 2018, we had net proceeds related to the issuance of our Initial Senior Notes of $318.8 million, offset by net payments on our long-term debt obligations of $196.1 million and payments of $99.2 million to acquire our Convertible Notes. We purchased treasury stock for $16.3 million and paid $5.5 million in dividends on our common stock.
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
For the years ended December 31, 2019, 2018 and 2017, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360
June 1st	$0.075	$1,365
September 1st	$0.075	$1,336
December 1st	$0.075	$1,337

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
September 1st	$0.075	$1,436
December 1st	$0.075	$1,430

2017	Per Share	Dollar Value
March 1st	$0.050	$833
June 1st	$0.050	$835
September 1st	$0.050	$835
December 1st	$0.075	$1,206
Share Repurchases
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Exchange Act. On October 25, 2017, our Board approved a $15.0 million increase in its authorization for repurchases bringing the total authorized repurchase amount to $40.0 million. On July 31, 2019, our Board approved an additional $25.0 million for repurchases of our common stock in accordance with the Exchange Act.
During the year ended December 31, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of approximately $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to our share repurchase program.
Our shares were purchased in the open market. Purchases were at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
At December 31, 2019, we had approximately $25.6 million available for repurchase under our share repurchase program.
Long-term Debt and Lease Obligations
The outstanding principal of our long-term debt and lease obligations at December 31, 2018 and 2019 is as follows (in thousands):

	December 31, 2018	December 31, 2019
Credit Facility	$27,100	$83,800
Finance leases	6,143	5,854
Operating leases	—	21,533
Acquisition debt	6,925	5,658
Total long-term debt and lease obligations	$40,168	$116,845

Credit Facility
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our Initial Senior Notes.
We used $291.4 million of the net proceeds from the sale of the Initial Senior Notes to repay all amounts outstanding under our former credit agreement. In connection with the repayment in full of all amounts due thereunder, the former credit agreement was retired and $2.0 million of letters of credit previously issued under the former credit agreement were deemed issued under (and remain outstanding under) the senior secured revolving credit facility (as defined below).
On May 31, 2018, we entered into a $150.0 million senior secured revolving credit facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, which we subsequently amend in November 2018 and July 2019.
For the year ended December 31, 2018, we recognized a loss of $1.6 million, recorded in Net loss on early extinguishment of debt, related to the termination of our former credit agreement, which consisted of a write-off of $0.7 million of transaction costs and a write-off of $0.9 million of unamortized debt issuance costs. Additionally, we incurred $1.1 million in transaction costs related to our senior secured revolving credit facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
On December 19, 2019, we entered into a third amendment and commitment increase (“Credit Facility”) to our $150.0 million senior secured revolving credit facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) to increase our commitment to $190.0 million. The Credit Facility is comprised of:
(i) a $190.0 million revolving credit facility, which includes a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and
(ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans.
The final maturity of the Credit Facility will occur on May 31, 2023.
For the year ended December 31, 2019, we incurred $0.9 million in transactions costs related to our Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
The Company’s obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of the Company’s Credit Facility Guarantors.
The Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of the Company’s personal property assets and those of the Credit Facility Guarantors. In the event the Company’s actual Total Leverage Ratio is not at least 0.25 less than the required Total Leverage Ratio covenant level, at the discretion of the Administrative Agent, the Administrative Agent may unilaterally compel the Company and the Credit Facility Guarantors to grant and perfect first-priority mortgage liens on fee-owned real property assets which account for no less than 50% of funeral operations EBITDA.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Credit Facility Guarantors to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments, and the following financial maintenance covenants: (A) a Total Leverage Ratio not to exceed (i) 6.00 to 1.00 for the quarter ended December 31, 2019, (ii) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (iii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. Effective with the Credit Facility, an applicable rate premium shall be set forth in reference to the Total Leverage Ratio and increases by 0.500% whenever the most recent compliance certificate delivered indicates that the Total Leverage Ratio is greater than 5.00 to 1.00. The financial maintenance covenants will be calculated for the Company and its subsidiaries on a consolidated basis.
As of December 31, 2019, we had outstanding borrowings under our Credit Facility of $83.8 million. We had one letter of credit issued on November 25, 2019 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of December 31, 2019, the prime rate margin was equivalent to 1.500% and the LIBOR rate margin was 2.500%. The weighted average interest rate on our Credit Facility for the years ended December 31, 2018 and 2019 was 4.0% and 2.9%, respectively.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We are in compliance with the covenants contained in our Credit Facility as of December 31, 2019, with a leverage ratio of 5.66 to 1.00, a fixed charge coverage ratio of 2.70 to 1.00 and a senior secured leverage ratio of 0.94 to 1.00.
Interest expense related to our Credit Facility was $6.9 million, $4.3 million and $1.6 million for the years ended December 31, 2017, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Credit Facility was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2018 and 2019, respectively.
Lease Obligations
On January 1, 2019, we adopted Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. As a result, we recorded operating lease right-of-use (“ROU”) assets of $16.5 million and operating lease liabilities of $17.3 million related to real estate and equipment leases, based on the present value of the future lease payments on the date of adoption. Lease expense related to our operating leases and short-term leases was $3.7 million and $0.3 million, respectively for the year ended December 31, 2019. Depreciation expense related to our finance leases was $0.5 million for the year ended December 31, 2019. Interest expense related to our finance leases was $0.5 million for the year ended December 31, 2019.
During the year ended December 31, 2019, we modified an existing operating lease to extend the term through 2030. As a result of this modification, we increased our lease liabilities and right-of-use assets by $8.2 million.
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years. Imputed interest expense related to our acquisition debt was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2017, 2018 and 2019, respectively.
Convertible Notes
On March 19, 2014, we issued $143.75 million aggregate principal amount of our Convertible Notes. The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our exchange (the “Exchange”) of approximately $115.0 million in aggregate principal amount of Convertible Notes in privately-negotiated exchange agreements with a limited number of convertible noteholders for $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes for $22.9 million in cash (plus accrued interest of approximately $0.2 million totaling $23.0 million). Following the Exchange and the December 2018 repurchases, the aggregate principal amount of our Convertible Notes outstanding was reduced to $6.3 million.
For the year ended December 31, 2018, we recognized a net gain of $1.7 million, recorded in Net loss on early extinguishment of debt, related to the Exchange and December 2018 repurchases of our Convertible Notes, which consisted of a gain of $3.1 million on the difference between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding each exchange and repurchase, and a loss of $1.4 million related to the write-off of unamortized debt issuance costs due to the exchange and repurchase of our Convertible Notes.
We incurred $0.9 million in transactions costs related to the Exchange and December 2018 repurchases of our Convertible Notes, of which $0.6 million was expensed and recorded in Net loss on early extinguishment of debt and $0.3 million was allocated to the equity component and recorded in Additional paid-in capital.
On April 4, 2019, we completed a privately-negotiated repurchase of an additional $25,000 in aggregate principal amount of Convertible Notes then outstanding for $27,163.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Convertible Notes as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the indenture governing the Convertible Notes. During 2018, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.05 per share to $0.075 per share. At December 31, 2019, the adjusted conversion rate of the Convertible Notes is 45.4615 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $22.00 per share of common stock.
At December 31, 2019, the carrying amount of the equity component was $0.8 million, the principal amount of the liability component was $6.3 million and the net carrying amount was $6.0 million. The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 14 months of the Convertible Notes. The effective interest rate on the unamortized debt discount for the years ended December 31, 2018 and 2019 was 11.3% and 11.4%, respectively. The effective interest rate on the debt issuance costs for both years ended December 31, 2018 and 2019 was 3.2%.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million, $1.9 million and $0.2 million for the years ended December 31, 2017, 2018 and 2019, respectively. Accretion of the discount on the Convertible Notes was $4.3 million, $2.2 million and $0.2 million for the years ended December 31, 2017, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was $517,000, $245,000 and $24,000 for the years ended December 31, 2017, 2018 and 2019, respectively.
Senior Notes
On May 31, 2018, we issued $325.0 million in aggregate principal amount of our Initial Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S under the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our former credit agreement. We incurred $1.4 million in debt issuance costs related to the Initial Senior Notes.
The Initial Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
On December 19, 2019, we issued an additional $75.0 million in aggregate principal amount of our Initial Senior Notes (the “Additional Senior Notes” and, together with the Initial Senior Notes, the “Senior Notes”) and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act. The Additional Senior Notes were issued as additional securities under the Indenture.
We received proceeds of $76.9 million, net of a debt premium of $1.7 million (plus accrued interest of $0.2 million). We incurred $1.0 million in debt issuance costs related to the Additional Senior Notes. The additional issuance brings the total principal amount of Senior Notes outstanding to $400.0 million. The Senior Notes are treated as a single class of securities under the Indenture, and the Additional Senior Notes have identical terms to the Initial Senior Notes, except with respect to the date of issuance, the issue price, the initial interest accrual date and the initial interest payment date.
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018 with respect to the Initial Senior Notes and June 1, 2020 with respect to the Additional Senior Notes to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Subsidiary Guarantors.
We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Additionally, at any time before June 1, 2021, we may redeem up to 40% of the aggregate principal amount of the Senior Notes issued with an amount equal to the net proceeds of certain equity offerings, at a price equal to 106.625% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption; provided that (1) at least 60% of the aggregate principal amount of the Senior Notes (including any additional Senior Notes ) originally issued under the Indenture remain outstanding immediately after the occurrence of such redemption (excluding Senior Notes held by us); and (2) each such redemption must occur within 180 days of the date of the closing of each such equity offering.
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
At December 31, 2019, the debt discount of $4.1 million, the debt premium of $1.7 million and the debt issuance costs of $2.1 million are being amortized using the effective interest method over the remaining term of approximately 77 months of the Senior Notes.
The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Initial Senior Notes for the year ended December 31, 2019 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the Additional Senior Notes for the year ended December 31, 2019 was 6.20% and 6.88%, respectively.
Interest expense on the Senior Notes included contractual coupon interest expense of $12.6 million and $21.7 million for the years ended December 31, 2018 and 2019, respectively. Amortization of the debt discount on the Senior Notes was $0.3 million and $0.5 million for the years ended December 31, 2018 and 2019, respectively and amortization of debt issuance costs on the Senior Notes was $0.1 million for both the years ended December 31, 2018 and 2019.
CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2019. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in thousands)
	Financial Note Reference	Total	2020	2021	2022	2023	2024	After 5 Years
Long-term debt obligations	14	$90,764	$1,289	$1,023	$523	$84,363	$550	$3,016
Interest obligation on long-term debt (a)	14	15,511	4,138	4,074	4,014	1,826	252	1,207
Finance lease obligations, including interest	17	10,466	828	836	860	860	791	6,291
Senior Notes (b)	16	400,000	—	—	—	—	—	400,000
Convertible Notes (c)	15	6,319	—	6,319	—	—	—	—
Interest on Senior Notes	16	170,042	26,500	26,500	26,500	26,500	26,500	37,542
Interest on Convertible Notes	15	210	174	36	—	—	—	—
Operating lease obligations, including interest	17	34,703	3,358	3,705	3,345	3,249	3,248	17,798
Total contractual obligations		$728,015	$36,287	$42,493	$35,242	$116,798	$31,341	$465,854

(a)	Based on interest rates in effect at December 31, 2019.
(b)	Matures June 1, 2026.
(c)	Matures March 15, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2019. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to five years and provide for bi-weekly or monthly payments. We have employment agreements with our executive officers and certain senior leadership. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired.

		Payments Due By Period (in thousands)
	Financial Note Reference	Total	2020	2021	2022	2023	2024	After 5 Years
Non-compete agreements	18	$8,090	$2,135	$1,905	$1,465	$993	$665	$927
Consulting agreements	18	2,118	869	663	404	162	20	—
Employment agreements (a)	18	11,466	3,482	3,482	3,077	777	648	—
Total contractual cash obligations		$21,674	$6,486	$6,050	$4,946	$1,932	$1,333	$927

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term of five years.
The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided by our operating activities, we may be required to access the capital markets or draw down on our Credit Facility, both of which may be more difficult to access.
FINANCIAL HIGHLIGHTS
Below are our financial highlights for the years ended December 31, 2017, 2018 and 2019 (in thousands except for volumes and averages):

	Years Ended December 31,
	2017	2018	2019
Revenue	$258,139	$267,992	$274,107
Funeral contracts	34,894	36,816	38,940
Average revenue per contract	$5,705	$5,674	$5,499
Preneed interment rights (property) sold	6,959	7,063	7,205
Average price per interment right sold	$3,294	$3,472	$3,653
Gross profit	$76,799	$75,947	$79,585
Net income	$37,193	$11,645	$14,533
Revenue in 2019 increased $6.1 million compared to 2018, as we experienced a 5.8% increase in total funeral contracts, offset by a decrease in the average revenue per funeral contract of 3.1%. In addition, the average price per interment right (property) sold increased 5.2% and we experienced an increase of 2.0% in the number of preneed interment rights sold.
Revenue in 2018 increased $9.9 million compared to 2017, as we experienced a 5.5% increase in total funeral contracts, offset by a slight decrease in the average revenue per funeral contract of 0.5%. In addition, the average price per interment right (property) sold increased 5.4% and we experienced an increase of 1.5% in the number of preneed interment rights sold. Further discussion of Revenue for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
Gross profit in 2019 increased $3.6 million compared to 2018, primarily due to an increase in revenue from our funeral home segment due to the acquisitions made in the fourth quarter of 2019 and the second half of 2018.
Gross profit in 2018 decreased $0.9 million compared to 2017, primarily due to a decline in revenue from our funeral home segment and higher salaries and benefits costs, including higher health care costs, across all businesses. Further discussion of the components of Gross profit for our funeral home and cemetery segments, is presented herein under “– Results of Operations.”

Net income in 2019 increased $2.9 million compared to 2018 primarily due to the increase in gross profit, as well as a $5.0 million decrease in general and administrative expenses, offset by a $2.5 million increase in interest expense primarily related to our Senior Notes and a $2.9 million increase in the loss on divested businesses.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2019 dated February 19, 2020 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net Income (a GAAP measure) to Adjusted Net Income (a non-GAAP measure) for the years ended December 31, 2017, 2018, and 2019 (in thousands):

	2017	2018	2019
Net income	$37,193	$11,645	$14,533
Special items, net of tax except for items noted by**(1)
Acquisition and divestiture expenses	—	—	1,646
Severance and retirement costs	—	1,134	951
Performance awards cancellation write-off	—	2,594	—
Accretion of discount on Convertible Notes**	4,329	2,192	241
Net loss on early extinguishment of debt	—	397	—
Loss on sale of business and other costs	—	439	3,331
Goodwill and other impairments	—	805	761
Litigation reserve	—	790	592
Natural disaster costs	403	345	—
Tax expense related to divested business**	—	—	911
Gain on insurance proceeds	—	—	(699)
Other special items	—	—	265
Tax adjustment related to certain discrete items**	(17,176)	1,225	—
Adjusted net income(2)	$24,749	$21,566	$22,532

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 35 percent for the year ended December 31, 2017 and 21 percent for the years ended December 31, 2018 and 2019, except for the Accretion of the discount on the Convertible Notes, the Tax expense related to divested business and the Tax adjustment related to certain discrete items, as these are non-tax deductible items.

(2)
Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the years ended December 31, 2017, 2018, and 2019 (in thousands):

	2017	2018	2019
Gross profit	$76,799	$75,947	$79,585

Cemetery property amortization	3,350	3,602	3,985
Field depreciation expense	11,024	12,015	12,370
Regional and unallocated funeral and cemetery costs	13,339	12,749	13,827
Operating profit(1)	$104,512	$104,313	$109,767

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment for the years ended December 31, 2017, 2018, and 2019 (in thousands):

	2017	2018	2019
Funeral Home	$81,981	$82,154	$85,737
Cemetery	22,531	22,159	24,030
Operating profit	$104,512	$104,313	$109,767

Operating profit margin(1)	40.5%	38.9%	40.0%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2019 and 2018.
The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2015 and owned and operated for the entirety of each period being presented, excluding certain funeral home businesses that we intend to divest in the near future.
The term “acquired” refers to funeral homes and cemeteries purchased after December 31, 2014, excluding any funeral home businesses that the we intend to divest in the near future. This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” when discussed in the Funeral Home Segment, refers to the three funeral home businesses whose building leases expired, one funeral home business we sold and a funeral home business we merged with a business in an existing market in 2019. The term “divested” when discussed in the Cemetery Segment, refers to three cemetery businesses that we divested as a result of a management agreement that expired on September 30, 2018.
“Planned divested” in the Funeral Home Segment refers to the funeral home businesses that we intend to divest in the near future.
“Ancillary” in the Funeral Home Segment represents our flower shop, pet cremation business and online cremation business.
Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 (in thousands):

	Years Ended December 31,
	2018	2019
Revenue:
Same store operating revenue	$166,934	$167,246
Acquired operating revenue	26,835	33,146
Divested/planned divested revenue	8,399	7,195
Ancillary funeral services revenue	—	748
Preneed funeral insurance commissions	1,294	1,475
Preneed funeral trust and insurance	7,263	7,058
Total	$210,725	$216,868

Operating profit:
Same store operating profit	$63,119	$63,938
Acquired operating profit	9,732	12,547
Divested/planned divested operating profit	1,779	1,437
Ancillary funeral services operating profit	—	298
Preneed funeral insurance commissions	414	633
Preneed funeral trust and insurance	7,110	6,884
Total	$82,154	$85,737
The following measures reflect the significant metrics over this comparative period:

	Years Ended December 31,
	2018	2019
Same store:
Contract volume	30,838	31,544
Average revenue per contract, excluding preneed funeral trust earnings	$5,413	$5,302
Average revenue per contract, including preneed funeral trust earnings	$5,620	$5,493
Burial rate	39.5%	38.2%
Cremation rate	52.8%	54.1%

Acquired:
Contract volume	3,854	5,482
Average revenue per contract, excluding preneed funeral trust earnings	$6,963	$6,046
Average revenue per contract, including preneed funeral trust earnings	$7,057	$6,144
Burial rate	49.3%	44.7%
Cremation rate	42.6%	48.1%
Funeral home same store operating revenue for the year ended December 31, 2019 increased $0.3 million, primarily due to the increase in same store contract volume, offset by the decrease in the average revenue per contract compared to year ended December 31, 2018. In spite of the high contract volume we had in the first quarter of 2018 due to a severe flu season, we experienced a 2.3% increase in contract volume in the twelve months ended December 31, 2019 compared to the same period in 2018, primarily due to the revision of our funeral home standards operating model to emphasize our focus on growing operating revenue and serving more families.
Same store operating profit for the year ended December 31, 2019 increased $0.8 million when compared to the year ended December 31, 2018 and the comparable operating profit margin increased 40 basis points to 38.2%. Operating expenses decreased

$0.5 million primarily due to a decrease in salaries and benefits of $0.8 million, or 0.5% as a percentage of operating revenue, offset by a $0.2 million increase in promotional costs, or 0.1% as a percentage of operating revenue. This is a result of changes implemented in the fourth quarter in 2018, which included assessing leadership and support teams at each business to ensure an optimal personnel mix, improving social media presence and reviewing pricing on merchandise and services to maximize operational efficiencies.
Funeral home acquired operating revenue for the year ended December 31, 2019 increased $6.3 million, as our funeral home acquired portfolio for the year ended December 31, 2019 included four businesses acquired in the third quarter of 2018, and nine businesses in the fourth quarter of 2019 not fully present in the year ended December 31, 2018. Although we experienced an increase in acquired contract volumes, we experienced decreases in acquired average revenue per burial and cremation contracts due to increased discounts.
Acquired operating profit for the year ended December 31, 2019 increased $2.8 million when compared to the year ended December 31, 2018. Operating profit margin increased by 160 basis points to 37.9% for the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily due to the increase in acquired revenue and better management of expenses as operating expenses increased $3.5 million for the comparable period. We experienced significant savings in salaries and benefits which decreased 2.2% as a percentage of operating revenue, as a result of changes implemented in the fourth quarter of 2018 described above.
Ancillary funeral services revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business and online cremation business, which was acquired in the fourth quarter of 2019. Preneed funeral insurance and preneed funeral trust earnings, also recorded in Other revenue, on a combined basis, remained flat for the year ended December 31, 2019 compared to the same period in 2018.
Operating profit from our ancillary funeral service businesses was $0.3 million for the year ended December 31, 2019, with an operating profit margin of 39.8%. Operating profit for preneed funeral insurance commission and preneed trust earnings, on a combined basis, also remained flat for the same comparative period primarily due to the increase in funeral commission revenue, offset by the decrease in preneed trust earnings.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the year ended December 31, 2018 compared to the year ended December 31, 2019 (in thousands):

	Years Ended December 31,
	2018	2019
Revenue:
Same store operating revenue	$45,135	$49,455
Acquired operating revenue	—	295
Divested revenue	4,712	—
Preneed cemetery trust and insurance	5,761	6,035
Preneed cemetery finance charges	1,659	1,454
Total	$57,267	$57,239

Operating profit:
Same store operating profit	$13,880	$17,055
Acquired operating profit	—	73
Divested operating profit	1,376	—
Preneed cemetery trust and insurance	5,244	5,448
Preneed cemetery finance charges	1,659	1,454
Total	$22,159	$24,030

The following measures reflect the significant metrics over this comparative period:

	Years Ended December 31,
	2018	2019
Same store:
Preneed revenue as a percentage of operating revenue	58%	61%
Preneed revenue (in thousands)	$26,407	$30,204
Number of preneed interment rights sold	6,475	7,145
Atneed revenue (in thousands)	$18,727	$19,251

Acquired:
Preneed revenue as a percentage of operating revenue	—%	65%
Preneed revenue (in thousands)	$—	$192
Number of preneed interment rights sold	—	60
Atneed revenue (in thousands)	$—	$103
Cemetery same store operating revenue for the year ended December 31, 2019 increased $4.3 million, as we experienced a 10.3% increase in the number of preneed interment rights sold and a 2.9% increase in the average price of interments sold for the year ended December 31, 2019 compared to the same period in 2018. Same store atneed revenue, which represents approximately 39% of our same store operating revenue increased $0.5 million, as we experienced a 4.0% increase in the average sale per contract, offset by a 1.2% decrease in the number of atneed contracts sold.
Cemetery same store operating profit for the year ended December 31, 2019 increased $3.2 million from the same period in 2018. The comparable operating profit margin increased 370 basis points to 34.5% for the year ended December 31, 2019 from 30.8% in the same period in 2018. The improvement in operating profit margin is a result of changes implemented in the fourth quarter of 2018 and continuing in the first half of 2019, which included a larger focus on the growth of revenue and market share, the hiring of talented sales managers for our larger cemeteries, and the investment in new product inventory for sale. As a result, we gained significant operational efficiencies throughout 2019, as same store cemetery operating costs only increased 4.0% compared to the 9.6% increase in operating revenue.
Our acquired cemetery portfolio includes two businesses acquired during the fourth quarter of 2019. These two businesses contributed $0.3 million in revenue and $0.1 million in operating profit for the year ended December 31, 2019.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis, increased $0.1 million for the year ended December 31, 2019 compared to the same period in 2018. The increase is due to a $0.3 million increase in realized capital gains in our perpetual care trust funds in 2019 compared to 2018, partially offset by a $0.2 million decrease in finance charge revenue for the same comparable period. The decrease in finance charge revenue is due to our enhanced preneed cemetery property sales strategy of reducing interest rates on preneed contracts which has led to the increase in our cemetery same store operating revenue in 2019. Operating profit for the two categories of Other revenue, on a combined basis, remained flat for the same comparative period.
Cemetery property amortization. Cemetery property amortization totaled $4.0 million for the year ended December 31, 2019, an increase of $0.4 million compared to the year ended December 31, 2018. The increase was primarily attributable to additional sales of cemetery property in 2019 compared to 2018.
Field depreciation. Depreciation expense for our field businesses totaled $12.4 million for the year ended December 31, 2019, an increase of $0.4 million compared to the year ended December 31, 2018. The increase was primarily attributable to additional depreciation expense from the assets acquired through our 2018 and 2019 acquisitions.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $13.8 million for the year ended December 31, 2019, an increase of $1.1 million primarily due to an increase of $0.9 million in severance expense from the separation of certain operational leadership, $0.3 million increase in benefits provided to employees and a $0.5 million increase in incentive compensation, offset by a decrease of $0.5 million in natural disaster costs and a decrease of $0.1 million in other general administrative costs.

Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $25.9 million for the year ended December 31, 2019, a decrease of $4.9 million compared to the year ended December 31, 2018. The decrease was attributable to the following: (1) a $4.4 million decrease in incentive and equity compensation primarily related to the cancellation of performance awards in 2018; (2) a $1.1 million decrease in severance costs and a $1.1 million decrease in salaries and benefits related to the separation of executive operating leadership in 2018; (3) an $0.8 million decrease in litigation reserves related to the payment of a class action settlement agreement in the fourth quarter of 2019; and (4) a $0.4 million decrease in group health insurance, offset by (5) a $2.1 million increase in acquisition costs; and (6) an $0.8 million increase in other general administrative costs.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $1.4 million for the year ended December 31, 2019, a decrease of $0.4 million compared to the year ended December 31, 2018. The decrease was primarily attributable to machinery and equipment at the home office becoming fully depreciated in the first quarter of 2019.
Interest expense. Interest expense related to its respective debt arrangement for the years ended December 31, 2018 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2018	2019
Senior Notes	$12,969	$22,343
Credit Facility	4,585	1,830
Convertible Notes	2,123	198
Finance leases	530	520
Acquisition debt	791	622
Miscellaneous	111	9
Total	$21,109	$25,522
Accretion of discount on convertible subordinated notes. For the year ended December 31, 2019, we recognized accretion of the discount on our Convertible Notes of $0.2 million compared to $2.2 million for the same period in 2018, a decrease of $2.0 million, which was attributable to the Exchange and December 2018 repurchases of our Convertible Notes.
Loss on early extinguishment of debt, net. For the year ended December 31, 2018, we recognized a net loss of $0.5 million on the early extinguishment of debt for the following transactions:
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
(iii) a loss of $0.6 million related to transaction costs incurred for the exchange and repurchase of our Convertible Notes.
Other, net. The components of Other, net for the years ended December 31, 2018 and 2019 are as follows (in thousands):

	Years Ended December 31,
	2018	2019
Loss on sale of business and other assets	$(377)	$(4,028)
Goodwill impairment	(846)	(742)
Tradenames impairment	—	(221)
Gain on insurance reimbursements	—	885
Other loss	(15)	(4)
Total	$(1,238)	$(4,110)
Income taxes. Our income tax provision was $7.9 million for the year ended December 31, 2019 compared to $6.6 million for the year ended December 31, 2018. Our operating tax rate before discrete items was 33.0% and 31.5% for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we recorded additional tax expense of $0.9 million related to a divested business previously acquired as a stock acquisition. We also recorded discrete tax expense of

$0.5 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively, related primarily to share-based compensation.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 19 for additional information regarding income taxes.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 for additional information related to revenue.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 for additional information related to revenue.

Preneed Funeral and Cemetery Trust Funds
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIE’s”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts. The investments of such trust funds are classified as available-for-sale and are reported at fair market value. Our future obligations to deliver merchandise and services are reported at estimated settlement amounts. Preneed funeral and cemetery trust investments are reduced by the trust investment earnings that we have been allowed to withdraw in certain states prior to maturity.
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
Trust management fees are earned by us for investment management and advisory services that are provided by our wholly-owned registered investment advisor (“CSV RIA”) and are recorded as Other revenue. As of December 31, 2019, CSV RIA provided these services to approximately 71% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 9 and 11 for additional related disclosures related to preneed funeral and cemetery trust funds.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for additional information related to long-lived assets.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information related to business combinations.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and cemeteries acquired is recorded as goodwill. Goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.

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
Our quantitative goodwill impairment test involves estimates and management judgment. In the quantitative analysis, we compare the fair value of each reporting unit to its carrying value, including goodwill.We determine fair value for each reporting unit using both an income approach, weighted 90%, and a market approach, weighted 10%. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. Our methodology for determining a market approach fair value utilizes the guideline public company method, in which we rely on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4 for additional information related to goodwill.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 13 for additional information related to intangible assets.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 11 and 12 for additional information related to fair value measurements.

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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 19 for additional information related to income taxes.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 20 for additional information related to stock-based compensation plans.
Computation of Earnings per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our Convertible Notes (as defined in Note 15).
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 22 for additional information related to computation of earnings per share.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2019 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2019 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Notes 7, 9 and 11. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.67% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2019,we had outstanding borrowings under the Credit Facility of $83.8 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2019, the prime rate margin was equivalent to 1.5% and the LIBOR rate margin was 2.5%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.1 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at the fixed annual rate of 2.75%. The Convertible Notes do not contain a call feature. At December 31, 2019, the carrying value of the Convertible Notes on our Consolidated Balance Sheet was $6.0 million and the fair value of the Convertible Notes was $7.8 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA).” Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at the fixed annual rate of 6.625%. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. At December 31, 2019, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.4 million and the fair value of the Senior Notes notes was $426.4 million based on the last traded or broker quoted price as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification 842, “Leases”.

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
February 28, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
February 28, 2020

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$644	$716
Accounts receivable, net	18,897	21,478
Inventories	6,751	6,989
Prepaid and other current assets	3,011	10,667
Total current assets	29,303	39,850
Preneed cemetery trust investments	62,432	72,382
Preneed funeral trust investments	82,074	96,335
Preneed cemetery receivables, net	18,441	20,173
Receivables from preneed trusts	17,073	18,024
Property, plant and equipment, net	260,838	279,200
Cemetery property, net	74,958	87,032
Goodwill	303,887	398,292
Intangible and other non-current assets, net	24,425	32,116
Operating lease right-of-use assets	—	22,304
Cemetery perpetual care trust investments	44,071	64,047
Total assets	$917,502	$1,129,755
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,015	$1,306
Current portion of finance lease obligations	312	290
Current portion of operating lease obligations	—	1,554
Accounts payable	9,987	8,413
Accrued and other liabilities	22,644	24,026
Total current liabilities	34,958	35,589
Long-term debt, net of current portion	6,925	5,658
Credit facility	26,145	82,182
Convertible subordinated notes due 2021	5,732	5,971
Senior notes due 2026	319,108	395,447
Obligations under finance leases, net of current portion	6,143	5,854
Obligations under operating leases, net of current portion	—	21,533
Deferred preneed cemetery revenue	45,997	46,569
Deferred preneed funeral revenue	28,606	29,145
Deferred tax liability	31,263	41,368
Other long-term liabilities	3,133	1,737
Deferred preneed cemetery receipts held in trust	62,432	72,382
Deferred preneed funeral receipts held in trust	82,074	96,335
Care trusts’ corpus	43,494	63,416
Total liabilities	696,010	903,186
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized; 25,703,490 and 25,880,362 issued as of December 31, 2018 and 2019, respectively	257	259
Additional paid-in capital	243,849	242,147
Retained earnings	71,680	86,213
Treasury stock, at cost; 7,625,339 and 8,025,339 shares at December 31, 2018 and 2019, respectively	(94,294)	(102,050)
Total stockholders’ equity	221,492	226,569
Total liabilities and stockholders’ equity	$917,502	$1,129,755
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2017	2018	2019
Revenue:
Service revenue	$132,592	$138,604	$142,554
Property and merchandise revenue	108,046	112,253	114,514
Other revenue	17,501	17,135	17,039
	258,139	267,992	274,107
Field costs and expenses:
Cost of service	66,884	72,123	72,991
Cost of merchandise	85,422	90,008	89,294
Cemetery property amortization	3,350	3,602	3,985
Field depreciation expense	11,024	12,015	12,370
Regional and unallocated funeral and cemetery costs	13,339	12,749	13,827
Other expenses	1,321	1,548	2,055
	181,340	192,045	194,522
Gross profit	76,799	75,947	79,585
Corporate costs and expenses:
General, administrative and other	26,253	30,827	25,880
Home office depreciation and amortization	1,605	1,813	1,416
	27,858	32,640	27,296
Operating income	48,941	43,307	52,289
Interest expense	(12,948)	(21,109)	(25,522)
Accretion of discount on convertible subordinated notes	(4,329)	(2,192)	(241)
Loss on early extinguishment of debt, net	—	(502)	—
Other, net	1,118	(1,238)	(4,110)
Income before income taxes	32,782	18,266	22,416
Provision for income taxes	(13,100)	(5,754)	(7,395)
Tax adjustment related to certain discrete items	17,511	(867)	(488)
Total benefit (provision) for income taxes	$4,411	$(6,621)	$(7,883)
Net income	$37,193	$11,645	$14,533

Basic earnings per common share	$2.25	$0.64	$0.81
Diluted earnings per common share	$2.09	$0.63	$0.80

Dividends declared per share	$0.225	$0.300	$0.300
Weighted average number of common and common equivalent shares outstanding:
Basic	16,438	17,971	17,877
Diluted	17,715	18,374	18,005
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2016	16,641	$225	$215,064	$20,711	$(60,266)	$175,734
Net Income – 2017	—	—	—	37,193	—	37,193
Issuance of common stock	68	1	1,637	—	—	1,638
Exercise of stock options	61	—	514	—	—	514
Issuance of restricted common stock	27	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(25)	—	(551)	—	—	(551)
Stock-based compensation expense	—	—	3,203	—	—	3,203
Dividends on common stock	—	—	(3,709)	—	—	(3,709)
Treasury stock acquired	(674)	—	—	—	(16,366)	(16,366)
Balance – December 31, 2017	16,098	$226	$216,158	$57,904	$(76,632)	$197,656
Effect of adoption of topic 606	—	—	—	2,131	—	2,131
Balance – January 1, 2018	16,098	$226	$216,158	$60,035	$(76,632)	$199,787
Net Income – 2018	—	—	—	11,645	—	11,645
Issuance of common stock	62	1	1,199	—	—	1,200
Exercise of stock options	140	1	(34)	—	—	(33)
Issuance of restricted common stock	87	1	24	—	—	25
Cancellation and retirement of restricted common stock and stock options	(30)	—	(398)	—	—	(398)
Stock-based compensation expense	—	—	6,531	—	—	6,531
Dividends on common stock	—	—	(5,514)	—	—	(5,514)
Convertible notes exchange	2,823	28	25,883	—	—	25,911
Treasury stock acquired	(1,102)	—	—	—	(17,662)	(17,662)
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net Income – 2019	—	—	—	14,533	—	14,533
Issuance of common stock	81	1	971	—	—	972
Exercise of stock options	76	1	471	—	—	472
Issuance of restricted common stock	26	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(21)	—	(194)	—	—	(194)
Stock-based compensation expense	—	—	2,153	—	—	2,153
Dividends on common stock	—	—	(5,398)	—	—	(5,398)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Other	15	—	295	—	—	295
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2018	2019
Cash flows from operating activities:
Net income	$37,193	$11,645	$14,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,979	17,430	17,771
Provision for losses on accounts receivable	2,198	1,841	1,618
Stock-based compensation expense	3,162	6,583	2,153
Deferred income tax expense (benefit)	(11,651)	3,823	10,117
Amortization of deferred financing costs	820	532	392
Amortization of capitalized commissions on preneed contracts	—	599	558
Accretion of discount on convertible subordinated notes	4,329	2,192	241
Accretion of discount on senior notes	—	272	492
Net loss on early extinguishment of debt	—	502	—
Net loss (gain) on sale of businesses and disposal of other assets	(710)	1,052	4,096
Goodwill and other impairments	—	1,019	963
Gain on insurance reimbursements	—	—	(879)
Other	—	—	121
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(4,254)	(5,061)	(5,801)
Inventories, prepaid and other current assets	1,446	(159)	(2,762)
Intangible and other non-current assets	149	(390)	(251)
Preneed funeral and cemetery trust investments	2,373	488	(6,500)
Accounts payable	(3,649)	2,044	(580)
Accrued and other liabilities	(385)	3,990	1,271
Deferred preneed funeral and cemetery revenue	1,446	6,546	168
Deferred preneed funeral and cemetery receipts held in trust	(3,216)	(5,954)	5,495
Net cash provided by operating activities	45,230	48,994	43,216

Cash flows from investing activities:
Acquisitions and land for new construction	(28,799)	(37,970)	(140,907)
Deposit on pending acquisition	—	—	(5,000)
Proceeds from insurance reimbursements	—	—	1,433
Net proceeds from sale of businesses and other assets	5,731	—	967
Capital expenditures	(16,395)	(13,526)	(15,379)
Net cash used in investing activities	(39,463)	(51,496)	(158,886)

Cash flows from financing activities:
Payments against the term loan	(11,250)	(127,500)	—
Borrowings from the credit facility	106,900	124,500	174,961
Payments against the credit facility	(82,600)	(189,400)	(118,261)
Payment of debt issuance costs related to the credit facility	—	(1,751)	(891)
Redemption of the 2.75% convertible subordinated notes	—	(98,266)	(27)
Payment of transaction costs related to the redemption of the 2.75% convertible subordinated notes	—	(885)	—
Proceeds from the issuance of the 6.625% senior notes	—	320,125	76,688
Payment of debt issuance costs related to the 6.625% senior notes	—	(1,367)	(980)
Payments on long-term debt and obligations under finance leases	(1,962)	(1,940)	(2,287)
Payments on contingent consideration recorded at acquisition date	(101)	(138)	(162)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,496	1,246	1,445
Taxes paid on restricted stock vestings and exercise of non-qualified options	(509)	(651)	(194)
Dividends paid on common stock	(3,709)	(5,513)	(5,398)
Purchase of treasury stock	(16,366)	(16,266)	(9,152)
Net cash provided by (used in) financing activities	(8,101)	2,194	115,742

Net increase (decrease) in cash and cash equivalents	(2,334)	(308)	72
Cash and cash equivalents at beginning of year	3,286	952	644
Cash and cash equivalents at end of year	$952	$644	$716
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. At December 31, 2019, we operated 186 funeral homes in 29 states and 31 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 80% of our revenue and Cemetery Operations, which currently accounts for approximately 20% of our revenue.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Revenue from preneed funeral contracts, along with accumulated earnings, is deferred until the time the merchandise is delivered or the service is performed. The principal and accumulated earnings of the trusts are withdrawn at maturity (death) or cancellation. The cumulative trust income earned and the increases in insurance benefits on the insurance products are recognized when the service is performed. The amounts deposited in trusts that we control are included in the non-current asset section of our Consolidated Balance Sheet. Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.3 million and $8.9 million at December 31, 2018 and December 31, 2019, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
The earnings from our preneed funeral trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein. As of December 31, 2019, CSV RIA provided investment management and advisory services to approximately 71% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
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
The earnings from our ancillary service businesses, which consist of a flower shop, a pet cremation business and an online cremation business are recorded as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein.
The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with Accounting Standards Codification 605 (“ASC 605”). See Note 2 “Recently Issued Accounting Standards” of our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information related to our adoption of the revised revenue recognition standard (“ASC 606”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Our merchandise and service performance obligations related to our preneed contracts are considered fulfilled at the point in time the merchandise is delivered or the burial, cremation or interment service is performed. Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable and Preneed receivables on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $4.4 million and $4.8 million at December 31, 2018 and December 31, 2019, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cemetery property was $75.0 million and $87.0 million, net of accumulated amortization of $37.7 million and $41.7 million at December 31, 2018 and December 31, 2019, respectively. Interment right costs, which include real property and other costs related to cemetery development, are expensed using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $3.3 million, $3.6 million and $4.0 million for the years ended December 31, 2017, 2018 and 2019, respectively.
See Note 6 to the Consolidated Financial Statements included herein for additional information related to our revenue.
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
Allowance for bad debts and customer cancellations
Our funeral receivables recorded in Accounts Receivable, net primarily consist of amounts due for funeral services already performed which were $8.5 million and $9.9 million for December 31, 2018 and December 31, 2019, respectively. We estimate an allowance for doubtful accounts on these receivables based on our historical experience, which amounted to 2.2% of funeral receivables at both December 31, 2018 and December 31, 2019. In addition, our funeral receivables not related to funeral services performed were $0.7 million and $1.1 million at December 31, 2018 and December 31, 2019, respectively. Other receivables not related to our funeral home and cemetery operations were $0.2 million and $0.7 million at December 31, 2018 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our cemetery financed receivables totaled $37.2 million and $41.3 million at December 31, 2018 and December 31, 2019, respectively. The unearned finance charges associated with these receivables were $4.6 million and $4.5 million at December 31, 2018 and December 31, 2019, respectively. If a preneed contract is canceled prior to delivery, state law determines the amount of the refund owed to the customer. Allowances for bad debts and customer cancellations on cemetery financed receivables are recorded at the date that the sale is recognized as revenue and are based on our historical experience. We also monitor changes in delinquency rates and provide additional bad debt and cancellation reserves when warranted. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.6% and 4.4% of the total receivables at December 31, 2018 and December 31, 2019, respectively. See Note 8 to the Consolidated Financial Statements included herein for additional information on cemetery financed receivables.
Our cemetery receivables recorded in Accounts Receivable, net also include $1.8 million and $0.1 million related to perpetual care income receivables at December 31, 2018 and December 31, 2019, respectively. See Note 11 to the Consolidated Financial Statements included herein for additional information on our perpetual care trust investments.
Accounts receivable is comprised of the following at December 31, 2018 and December 31, 2019 (in thousands):

	December 31, 2018	December 31, 2019
Funeral receivables, net of allowance for bad debt of $189 and $223, respectively	$9,002	$10,758
Cemetery receivables, net of allowance for bad debt of $580 and $626, respectively	9,688	10,039
Other receivables	207	681
Accounts receivable, net	$18,897	$21,478
Preneed cemetery receivables represent payments expected to be received beyond one year from the balance sheet date. Preneed cemetery receivables, net are comprised of the following at December 31, 2018 and December 31, 2019 (in thousands):

	December 31, 2018	December 31, 2019
Preneed cemetery receivables	$25,568	$27,411
Less: unearned finance charges	(2,821)	(2,690)
Less: allowance for bad debt and contract cancellation	(1,228)	(1,290)
Less: balances due on undelivered cemetery preneed contracts	(3,078)	(3,258)
Preneed cemetery receivables, net	$18,441	$20,173
Bad debt expense totaled $2.2 million, $1.8 million and $1.6 million for the years ended December 31, 2017, 2018 and 2019, respectively.
Capitalized Commissions on Preneed Contracts
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled $0.6 million for both the years ended December 31, 2018 and 2019. Prior to our adoption of ASC 606 on January 1, 2018, these costs were expensed in the period incurred.
On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. We recorded a loss of approximately $125,000 in Other, net, for the write-off of capitalized commissions related to these three cemetery businesses. See Note 5 to the Consolidated Financial Statements included herein for additional information regarding the expired management agreement for these three cemetery businesses. There were no impairment losses recognized for the year ended December 31, 2019.
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
See Note 13 to the Consolidated Financial Statements herein for additional information related to our capitalized commissions on preneed contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
See Notes 2 and 17 to the Consolidated Financial Statements included herein for additional information related to our leases.
Property, Plant and Equipment
Property, plant and equipment (including equipment under finance leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and major replacements that extend the useful economic life of the asset are capitalized. Depreciation of property, plant and equipment (including equipment under finance leases) is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 70
Property, plant and equipment is comprised of the following at December 31, 2018 and 2019 (in thousands):

	December 31, 2018	December 31, 2019
Land	$81,012	$84,608
Buildings and improvements	223,646	242,641
Furniture, equipment and automobiles	81,125	88,046
Property, plant and equipment, at cost	385,783	415,295
Less: accumulated depreciation	(124,945)	(136,095)
Property, plant and equipment, net	$260,838	$279,200
During 2019, we acquired $21.7 million of property, plant and equipment in connection with the funeral home and cemetery businesses we acquired during 2019, as further discussed in Note 3 to the Consolidated Financial Statements included herein. During 2018, we acquired $17.5 million of property, plant and equipment in connection with the funeral home businesses we acquired during 2018. We recorded depreciation expense of $12.6 million, $13.8 million and $13.8 million for the years ended December 31, 2017, 2018 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For the year ended December 31, 2018, we recorded an impairment of $0.2 million related to the real property of a funeral home business held for sale, as the carrying value exceeded fair value. For the years ended December 31, 2017 and 2019, no impairment was identified on our long-lived assets.
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
During 2019, we acquired, in three separate transactions, two funeral home and cemetery combination businesses, seven funeral home businesses and three ancillary businesses. In October 2019, we acquired the following: (i) four funeral home business in Buffalo, New York; and (ii) one funeral home and cemetery combination business, three funeral home businesses and three ancillary businesses, which consist of a flower shop, a pet cremation business and an online cremation business.in the Dallas, Texas area. In December 2019, we acquired one funeral home and cemetery combination business in Fairfax, Virginia.
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
See Note 3 to the Consolidated Financial Statements herein for further information related to our acquisitions.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and cemeteries acquired is recorded as goodwill. Goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair value utilizes the guideline public company method, in which we rely on market multiples of comparable companies operating in the same industry as the individual reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
For our 2019 quantitative assessment, there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value. However, we recorded a goodwill impairment of $0.5 million during 2019 related to a funeral home business that we divested in the fourth quarter of 2019. We also recorded a $0.2 million goodwill impairment during the year ended December 31, 2019 related to a funeral home business that is under a letter of intent to sell during 2020, as the carrying value exceeded fair value at December 31, 2019.
For our 2018 annual impairment test, we performed a qualitative assessment and concluded that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill. However, we recorded a goodwill impairment of $0.8 million during 2018 related to a funeral home business that we divested during the third quarter of 2019. No impairments were recorded to our goodwill during the year ended December 31, 2017.
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
For our 2019 quantitative assessment, we recorded an impairment for tradenames of $0.2 million during the year ended December 31, 2019 as the carrying amount of certain tradenames exceeded the fair value. No impairments were recorded to our intangible assets during the years ended December 31, 2017 and 2018.
See Note 13 to the Consolidated Financial Statements included herein for additional information related to our intangible assets.
Divested Operations
During 2019, we divested three funeral home businesses whose building leases expired and sold a funeral home business for $0.9 million. In addition, we merged a funeral home business with a business in an existing market. During 2018, our management agreement with a Florida municipality expired and as a result, we divested three of our cemetery businesses. During 2017, we sold a funeral home business in Kentucky for $0.6 million. The operating results of these divested businesses are reflected in our Consolidated Statements of Operations.
See Note 5 to the Consolidated Financial Statements herein for additional information related to our divested businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
To determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased, the exit price is used as the fair value measurement. For the year ended December 31, 2019, we did not incur significant decreases in the volume or level of activity of any asset or liability. We consider an impairment of debt and equity securities other-than-temporary unless (a) we have the ability and intent to hold an investment and (b) evidence indicating the cost of the investment is recoverable before we are more likely than not required to sell the investment. If an impairment is indicated, then an adjustment is made to reduce the carrying amount to fair value which is recorded as a reduction to either Deferred preneed cemetery receipts held in trust, Deferred preneed funeral receipts held in trust or Care trusts’ corpus on our Consolidated Balance Sheet. We did not record any impairments during the years ended December 31, 2018 and 2019.
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
See Notes 7, 11 and 12 to the Consolidated Financial Statements herein for additional required disclosures related to our fair value measurement of our financial assets and liabilities.
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
The Company’s unrecognized tax benefits reserve for uncertain tax positions primarily relates to pending accounting method changes filed for the tax year ended December 31, 2018. The amount of the reserve recorded as of December 31, 2019 was $3.2 million. No reserve is recorded at December 31, 2018.
See Note 19 to the Consolidated Financial Statements included herein for additional information related to our income taxes.

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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. For the years ended December 31, 2018 and 2019, the excess tax deficiency related to share-based payments was approximately $0.8 million and $0.4 million, respectively, recorded within Tax adjustment related to certain discrete items on our Consolidated Statements of Operations. Excess tax benefits or deficiencies related to share-based payments are included in operating cash flows on the Consolidated Statements of Cash Flows.
See Note 20 to the Consolidated Financial Statements included herein for additional information related to our stock-based compensation plans.
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our Convertible Notes (as defined in Note 15).
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
The fully diluted weighted average shares outstanding for the years ended December 31, 2017, 2018 and 2019, and the corresponding calculation of fully diluted earnings per share, included 941,000, 337,000 and 10,000 shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
See Note 22 to the Consolidated Financial Statements included herein for the computation of per share earnings for the years ended December 31, 2017, 2018 and 2019.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2019 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
On January 1, 2019, we adopted Topic 842 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning January 1, 2019, are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. While Topic 842 had a material

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

impact on our Consolidated Balance Sheet, it did not have a material impact on our Consolidated Statements of Operations or Cash Flows, or liquidity measures, such as debt covenant ratios. It also did not have a material impact on our effective tax rate for the reporting period. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For leases that commenced before the effective date of Topic 842, we elected the permitted practical expedients to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We also elected to exclude leases with a term of 12 months or less in the recognized ROU assets and lease liabilities. We have real estate lease agreements which require payments for lease and non-lease components and have elected to account for these as a single lease component. We have elected the short-term lease recognition exemption for all applicable classes of underlying assets.
On January 1, 2019, we recorded operating lease ROU assets of $16.5 million and operating lease liabilities of $17.3 million, related to our real estate and equipment leases, based on the present value of the future lease payments on the date of adoption. Our opening operating lease ROU asset balance included prepaid lease expense and lease incentives on our Consolidated Balance Sheet at December 31, 2018. The cumulative effect of changes made to our opening Consolidated Balance Sheet on January 1, 2019, for the adoption of Topic 842 is as follows (in thousands):

	December 31, 2018	Effect of Adoption of Topic 842	January 1, 2019
Assets
Prepaid expenses	$1,456	$(148)	$1,308
Operating lease right-of-use assets	—	16,470	16,470
		$16,322
Liabilities
Accrued and other liabilities	$22,644	$(274)	$22,370
Other long-term liabilities	3,133	(692)	2,441
Current portion of operating lease obligations	—	$2,633	2,633
Obligations under operating leases, net of current portion	—	14,655	14,655
		$16,322
See Note 17 to the Consolidated Financial Statements included herein for the additional disclosures required by Topic 842.
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
We believe that our current process of analyzing and calculating our allowance for doubtful accounts on trade receivables and the allowance for contract cancellations on financed receivables considers the credit risk of our customers and accounts for the recognition of credit losses at inception. Our customer base is generally a homogeneous pool of consumers based in the United States that, as a group, have a similar level of credit risk that are less subject to material economic and demographic changes. Additionally, our trade receivables are short term in nature (outstanding less than 90 days). Therefore, due to the similar level of credit risk of our customer base and the short-term nature of our receivables, we use our historical loss experience to forecast future collectability of our trade receivables and record an allowance at each reporting period. Our current contract cancellation policy on cemetery financed receivables requires that we record an allowance at the date that the sale is recognized as revenue. Additionally, we reserve 100% of the receivable on contracts in which the revenue has been recognized and payments are 90 days past due or more. Because we believe our current processes already consider credit risk and recognize credit losses at inception, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the new guidance prospectively replaces the other-than-temporary impairment model for available-for-sale debt securities and requires the recognition of an allowance for reductions in a security's fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. We are currently establishing a policy where we review our available-for-sale securities at each reporting period and perform an analysis on securities whose fair value is less than amortized cost to determine if impairment is appropriate. If the analysis of the security reflects impairment, we will perform a present value calculation of the future cash flows on the respective security using the effective interest rate implicit in the security at the date of acquisition. The impairment recognized will be the greater of the current fair market value or the present value of the future cash flows of the security. We do not expect the impact of the new guidance on available-for-sale securities to be material to our consolidated financial statements upon adoption.
Income Taxes
In December 2019, the FASB issued ASU, Income Taxes (Topic 740), to simplify the accounting for income taxes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2021 and are currently evaluating the impact of adoption on our consolidated financial statements.
3. ACQUISITIONS
On October 9, 2019, we acquired four funeral home businesses in Buffalo, New York for $15.3 million in cash. On October 28, 2019, we acquired one funeral home and cemetery combination business, three funeral home businesses and three ancillary service businesses, which consist of a flower shop, a pet cremation business and an online cremation business, in the Dallas, Texas area for $23.6 million in cash. We acquired substantially all the assets and assumed certain operating liabilities of these businesses.
On December 31, 2019, pursuant to the Transactions Agreement dated November 25, 2019 with Calvary Memorial Park, Inc. and Fairfax Memorial Funeral Home, LLC (“the Agreement“), all of the outstanding equity interests of the Fairfax, Virginia funeral and cemetery combination businesses were acquired for $102.0 million in cash. The funeral home business was operated by a limited liability company that was treated as a partnership for federal tax purposes prior to the acquisition date, and therefore, the acquisition of all of the outstanding membership units of the partnership were treated as an asset acquisition. The cemetery business was operated by an S corporation prior to the acquisition date, and therefore, consent was obtained from the selling S corporation shareholders to make a 338(h)(10) election under the Internal Revenue Code (“the Election”), which allowed us to treat the acquisition of the stock of the cemetery business as an asset acquisition and allowed us to record the assets and liabilities at fair value. Pursuant to the Agreement, a portion of the purchase price is being held in escrow to reimburse the sellers for certain incremental taxes resulting from the Election. These funds must be distributed by December 31, 2020, and if they are not fully utilized, the remaining portion of such funds will be returned to us and the purchase price and goodwill will be reduced by that amount. A portion of the purchase price is also being held in escrow as an indemnity obligation holdback to cover potential indemnification obligations of the sellers, which will be released pursuant to the terms of the Agreement.
The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired businesses are reflected in our Consolidated Statements of Operations from the date of acquisition. As of December 31, 2019, our accounting for our 2019 acquisitions was not complete.
The following table summarizes the breakdown of the purchase price allocation for the businesses described above (in thousands):

Purchase Price Allocation
Current assets	$1,482
Preneed trust assets	15,891
Property, plant & equipment	21,680
Cemetery property	11,994
Goodwill	99,344
Intangible and other non-current assets	8,269
Assumed liabilities	(657)
Preneed trust liabilities	(15,463)
Deferred revenue	(1,633)
Purchase price	$140,907

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The intangible and other non-current assets relate to the fair value of tradenames and agreements not-to-compete. The assumed liabilities primarily relate to the obligations associated with accounts payable and payroll related liabilities of the Fairfax, Virginia acquisition.
The following table summarizes the fair value of the assets acquired for these businesses (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
October 9, 2019	Four Funeral Homes	Buffalo, NY	$8,147	$7,135	$—
October 28, 2019	One Funeral Home and Cemetery Combination, Three Funeral Homes and Three Ancillary Businesses	Dallas, TX	$16,148	$13,956	$(6,479)
December 31, 2019	One Funeral Home and Cemetery Combination	Fairfax, VA	$35,021	$78,253	$(11,274)
During 2018, we acquired two funeral home businesses in Fredericksburg, Virginia and one in Stafford, Virginia for $29.2 million in cash. We acquired a funeral home business in Cookeville, Tennessee for $2.8 million in cash. We also acquired one funeral home business on Knightdale, North Carolina for $6.0 million in cash.
The following table summarizes the breakdown of the purchase price allocation for the businesses acquired during 2018 (in thousands):

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
The following table summarizes the fair value of the assets acquired for the businesses acquired during 2018 (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
July 10, 2018	Two Funeral Homes	Fredericksburg/Stafford, VA	$13,210	$15,990	$—
August 21, 2018	One Funeral Home	Cookeville, TN	$2,412	$527	$(189)
August 28, 2018	One Funeral Home	Knightdale, NC	$5,950	$260	$(210)

4. GOODWILL
Many of the former owners and staff of our acquired funeral homes and certain cemeteries have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and cemeteries acquired is recorded as goodwill.
Our goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis. Our intent is to perform a quantitative impairment test at least once every three years unless certain indicators or events suggest otherwise and perform a qualitative assessment during the remaining two years. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. For our 2019 annual impairment test, we performed a quantitative assessment and determined that there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value.
See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual goodwill impairment test.

The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet for the years ended December 31, 2018 and 2019 (in thousands):

	December 31, 2018	December 31, 2019
Goodwill at the beginning of year	$287,956	$303,887
Increase in goodwill related to acquisitions	16,777	99,344
Decrease in goodwill related to divestitures	—	(4,197)
Decrease in goodwill related to impairments	(846)	(742)
Goodwill at the end of the year	$303,887	$398,292
During year ended December 31, 2019, we recognized $99.3 million in goodwill related to our acquisitions; $36.9 million was allocated to our cemetery segment and $62.4 million was allocated to our funeral home segment.
During year ended December 31, 2019, we sold a funeral home business with a $4.2 million carrying value of goodwill for a loss recorded in Other, net. See Note 5 to the Consolidated Financial Statements included herein, for a discussion of our divested businesses.
During year ended December 31, 2019, we also recorded a goodwill impairment of $0.5 million in Other, net, related to a funeral home business that we divested in the fourth quarter of 2019 and a $0.2 million goodwill impairment related to a funeral home business that is under a letter of intent to sell during 2020, as the carrying value exceeded fair value at December 31, 2019.
During the year ended December 31, 2018, we recorded an impairment of $0.8 million related to a funeral home business that we divested during the third quarter of 2019.
5. DIVESTED OPERATIONS
During 2019, we divested three funeral home businesses whose building leases expired and sold a funeral home business for $0.9 million. In addition, we merged a funeral home business with a business in an existing market. During 2018, our management agreement with a Florida municipality expired and as a result, we divested three of our cemetery businesses. During 2017, we sold a funeral home business in Kentucky for $0.6 million.
The operating results of these divested businesses are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Year Ended December 31,
	2017	2018	2019
Revenue	$605	$4,712	$805

Operating income (loss)	277	1,130	(569)
Other, net(1)	191	(349)	(3,883)
Income tax benefit (provision)	(187)	(246)	1,288
Net income (loss) from divested operations	$281	$535	$(3,164)

(1)	Reflects the net gain (loss) on disposal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue
Our operations are reported in two business segments: Funeral Home Operations and Cemetery Operations. Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

For The Year Ended, December 31, 2019
	Funeral	Cemetery	Total
Services	$131,636	$10,918	$142,554
Merchandise	75,682	7,665	83,347
Cemetery property	—	31,167	31,167
Other revenue	9,550	7,489	17,039
Total	$216,868	$57,239	$274,107

For The Year Ended, December 31, 2018
	Funeral	Cemetery	Total
Services	$127,262	$11,342	$138,604
Merchandise	74,644	8,158	82,802
Cemetery property	—	29,451	29,451
Other revenue	8,819	8,316	17,135
Total	$210,725	$57,267	$267,992

For The Year Ended, December 31, 2017 (a)
	Funeral	Cemetery	Total
Services	$120,827	$11,765	$132,592
Merchandise	71,573	8,187	79,760
Cemetery property	—	28,286	28,286
Other revenue	8,486	9,015	17,501
Total	$200,886	$57,253	$258,139

(a)
The comparative information for year ended December 31, 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with Accounting Standards Codification 605 (“ASC 605”).

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
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2018 and 2019 are as follows (in thousands):

	December 31, 2018	December 31, 2019
Preneed cemetery trust investments, at market value	$64,549	$74,572
Less: allowance for contract cancellation	(2,117)	(2,190)
Preneed cemetery trust investments, net	$62,432	$72,382
Upon cancellation of a preneed cemetery contract, a customer is generally entitled to receive a refund of the corpus, and in some instances, a portion of all of the earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of the trust, in which case a loss provision is recorded. At December 31, 2019, none of our preneed cemetery trust investments were underfunded.
Earnings from our preneed cemetery trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included as revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash and common stock. Where quoted market prices are not available for the specific security, fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 in the year ended December 31, 2019. There are no Level 3 investments in the preneed cemetery trust investment portfolio. See Note 12 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,729	$—	$—	$5,729
Fixed income securities:
Foreign debt	2	5,609	312	(243)	5,678
Corporate debt	2	16,916	1,044	(649)	17,311
Preferred stock	2	14,206	904	(164)	14,946
Mortgage-backed securities	2	517	—	(114)	403
Common stock	1	28,569	2,766	(3,017)	28,318
Mutual funds:
Fixed Income	2	1,463	72	(85)	1,450
Trust securities		$73,009	$5,098	$(4,272)	$73,835
Accrued investment income		$737			$737
Preneed cemetery trust investments					$74,572
Market value as a percentage of cost					101.1%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,518
Due in five to ten years	10,395
Thereafter	23,425
Total fixed income securities	$38,338

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed cemetery trust investments at December 31, 2018 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$16,194	$—	$—	$16,194
Fixed income securities:
Foreign debt	2	3,802	43	(511)	3,334
Corporate debt	2	13,987	362	(1,026)	13,323
Preferred stock	2	11,068	54	(1,146)	9,976
Mortgage-backed securities	2	666	161	(14)	813
Common stock	1	24,867	903	(5,436)	20,334
Trust Securities		$70,584	$1,523	$(8,133)	$63,974
Accrued investment income		$575			$575
Preneed cemetery trust investments					$64,549
Market value as a percentage of cost					90.6%
We determine whether or not the assets in the preneed cemetery trust investments have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria, including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction in Deferred preneed cemetery receipts held in trust on our Consolidated Balance Sheet. We did not record any impairments in the year ended December 31, 2018 and 2019. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2019, we had certain investments within our preneed cemetery trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed cemetery trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2019 are shown in the following tables (in thousands):

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$268	$(42)	$758	$(201)	$1,026	$(243)
Corporate debt	1,368	(168)	4,520	(481)	5,888	(649)
Preferred stock	4,135	(164)	—	—	4,135	(164)
Mortgage-backed securities	—	—	402	(114)	402	(114)
Common stock	5,079	(652)	4,178	(2,365)	9,257	(3,017)
Mutual funds:
Fixed Income	532	(85)	—	—	532	(85)
Total temporary impaired securities	$11,382	$(1,111)	$9,858	$(3,161)	$21,240	$(4,272)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2017, 2018 and 2019 are as follows (in thousands):

	Years ended December 31,
	2017	2018	2019
Investment income	$2,250	$1,596	$1,743
Realized gains	2,218	4,546	6,353
Realized losses	(2,384)	(5,817)	(4,677)
Expenses and taxes	(1,308)	(907)	(1,313)
Net change in deferred preneed cemetery receipts held in trust	(776)	582	(2,106)
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the years ended December 31, 2017, 2018 and 2019 are as follows (in thousands):

	Years ended December 31,
	2017	2018	2019
Purchases	$(21,966)	$(27,006)	$(40,984)
Sales	14,002	39,180	29,635
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
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2018 and 2019 are as follows (in thousands):

	December 31, 2018	December 31, 2019
Preneed funeral trust investments, at market value	$84,803	$99,246
Less: allowance for contract cancellation	(2,729)	(2,911)
Preneed funeral trust investments	$82,074	$96,335
Upon cancellation of a preneed funeral contract, a customer is generally entitled to receive a refund of the corpus and in some instances, a portion of all earnings held in trust. In certain jurisdictions, we may be obligated to fund any shortfall if the amounts deposited by the customer exceed the funds in trust, including investment income. As a result, when realized or unrealized losses of a trust result in the trust being underfunded, we assess whether we are responsible for replenishing the corpus of the trust, in which case a loss provision is recorded. At December 31, 2019, none of our preneed funeral trust investments were underfunded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings from our preneed funeral trust investments are recognized in revenue when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. There were no transfers between Levels 1 and 2 for the year ended December 31, 2019. There are no Level 3 investments in the preneed funeral trust investment portfolio. See Note 12 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The cost and fair market values associated with preneed funeral trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,160	$—	$—	$24,160
Fixed income securities:
U. S. treasury debt	1	822	—	—	822
Foreign debt	2	5,587	309	(232)	5,664
Corporate debt	2	16,109	992	(646)	16,455
Preferred stock	2	14,094	874	(198)	14,770
Mortgage-backed securities	2	585	—	(117)	468
Common stock	1	27,652	2,773	(2,869)	27,556
Mutual funds:
Equity	1	772	617	(4)	1,385
Fixed income	2	4,364	107	(107)	4,364
Other investments	2	2,902	—	—	2,902
Trust securities		$97,047	$5,672	$(4,173)	$98,546
Accrued investment income		$700			$700
Preneed funeral trust investments					$99,246
Market value as a percentage of cost					101.5%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	5,456
Due in five to ten years	9,656
Thereafter	23,067
Total fixed income securities	$38,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed funeral trust investments at December 31, 2018 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$31,375	$—	$—	$31,375
Fixed income securities:
U.S. treasury debt	1	1,319	3	(19)	1,303
Foreign debt	2	3,748	44	(503)	3,289
Corporate debt	2	14,195	294	(1,025)	13,464
Preferred stock	2	11,500	54	(1,194)	10,360
Mortgage-backed securities	2	772	168	(18)	922
Common stock	1	24,803	887	(5,389)	20,301
Mutual funds:
Fixed income	2	275	—	(29)	246
Other investments	2	3,006	—	—	3,006
Trust securities		$90,993	$1,450	$(8,177)	$84,266
Accrued investment income		$537			$537
Preneed funeral trust investments					$84,803
Market value as a percentage of cost					92.6%
We determine whether or not the assets in the preneed funeral trust investments have other-than-temporary impairments on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis of the investment due to an other-than-temporary impairment is likewise recorded as a reduction to Deferred preneed funeral receipts held in trust on our Consolidated Balance Sheet. We did not record any impairments in the year ended December 31, 2018 and 2019. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to preneed contracts and the services are performed or the merchandise is delivered causing the contract to be withdrawn from the trust in accordance with state regulations.
At December 31, 2019, we had certain investments within our preneed funeral trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investment losses were temporary in nature.
Our preneed funeral trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses as of December 31, 2019 are shown the the following tables (in thousands):

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$274	$(43)	$723	$(189)	$997	$(232)
Corporate debt	1,403	(172)	4,433	(474)	5,836	(646)
Preferred stock	4,412	(198)	—	—	4,412	(198)
Mortgage-backed securities	—	—	439	(117)	439	(117)
Common Stock	4,732	(625)	4,068	(2,244)	8,800	(2,869)
Mutual funds:
Equity and Other	—	—	48	(4)	48	(4)
Fixed income	668	(56)	1,021	(51)	1,689	(107)
Total temporary impaired securities	$11,489	$(1,094)	$10,732	$(3,079)	$22,221	$(4,173)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2017, 2018 and 2019 are as follows (in thousands):

	Years ended December 31,
	2017	2018	2019
Investment income	$2,420	$1,623	$1,753
Realized gains	2,386	6,662	6,214
Realized losses	(2,396)	(5,882)	(4,612)
Expenses and taxes	(1,290)	(885)	(1,129)
Net change in deferred preneed funeral receipts held in trust	(1,120)	(1,518)	(2,226)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the years ended December 31, 2017, 2018 and 2019 are as follows (in thousands):

	Years ended December 31,
	2017	2018	2019
Purchases	$(21,954)	$(28,264)	$(38,984)
Sales	14,463	39,955	29,983
8. PRENEED CEMETERY RECEIVABLES
Preneed sales of cemetery interment rights and related products and services are usually financed through interest-bearing installment sales contracts, generally with terms of up to five years with such interest income reflected as Other revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed.
Our cemetery financed receivables are comprised of the following at December 31, 2018 and December 31, 2019 (in thousands):

	December 31, 2018	December 31, 2019
Cemetery interment rights	$27,728	$31,366
Cemetery merchandise and services	9,516	9,950
Cemetery financed receivables	$37,244	$41,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our cemetery financed receivables presented on our Consolidated Balance Sheet at December 31, 2018 and December 31, 2019 are as follows (in thousands):

	December 31, 2018	December 31, 2019
Accounts receivable, including unearned finance charges and allowance for contract cancellations of $2,405 and $2,458, respectively	$11,676	$13,905
Preneed receivables, including unearned finance charges and allowance for contract cancellations of $4,049 and $3,980, respectively	25,568	27,411
Cemetery financed receivables	$37,244	$41,316
The unearned finance charges associated with these receivables were $4.6 million and $4.5 million at December 31, 2018 and 2019, respectively.
We determine an allowance for customer cancellations and refunds on contracts in which revenue has been recognized on sales of cemetery interment rights. We have a collections policy where past due notifications are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received. We reserve 100% of the receivables on contracts in which the revenue has been recognized and payments are 90 days past due or more, which was approximately 4.4% of the total receivables on recognized sales at December 31, 2019. An allowance is recorded at the date that the contract is executed and periodically adjusted thereafter based upon actual collection experience at the business level.
For the years ending December 31, 2018 and 2019, the change in the allowance for contract cancellations is as follows (in thousands):

	As of December 31,
	2018	2019
Beginning balance	$2,019	$1,808
Write-offs and cancellations	(1,357)	(733)
Provision	1,146	841
Ending balance	$1,808	$1,916
The aging of past due financing receivables as of December 31, 2019 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$745	$392	$148	$1,209	$2,494	$28,382	$30,876
Deferred revenue	219	121	147	302	789	9,651	10,440
Total contracts	$964	$513	$295	$1,511	$3,283	$38,033	$41,316
The aging of past due financing receivables as of December 31, 2018 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$642	$395	$143	$1,139	$2,319	$25,289	$27,608
Deferred revenue	274	165	53	289	781	8,855	9,636
Total contracts	$916	$560	$196	$1,428	$3,100	$34,144	$37,244
9. RECEIVABLES FROM PRENEED TRUSTS
Our Receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2018 and 2019, receivables from preneed trusts are as follows (in thousands):

	December 31, 2018	December 31, 2019
Preneed trust funds, at cost	$17,601	$18,581
Less: allowance for contract cancellation	(528)	(557)
Receivables from preneed trusts, net	$17,073	$18,024
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2018 and 2019. The cost basis includes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2019
Cash and cash equivalents	$4,533	$4,533
Fixed income investments	11,603	11,603
Mutual funds and common stocks	2,440	2,518
Annuities	5	5
Total	$18,581	$18,659
The composition of the preneed trust funds at December 31, 2018 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2018
Cash and cash equivalents	$4,172	$4,172
Fixed income investments	10,668	10,668
Mutual funds and common stocks	2,755	2,709
Annuities	6	6
Total	$17,601	$17,555
10. CONTRACTS FUNDED BY INSURANCE
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue, as noted in our table of disaggregated revenue in Note 6 to the Consolidated Financial Statements included herein, when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred. Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $388.2 million and $408.8 million at December 31, 2018 and 2019, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheet.
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
11. CEMETERY PERPETUAL CARE TRUST INVESTMENTS
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2018 and 2019 are as follows (in thousands):

	December 31, 2018	December 31, 2019
Cemetery perpetual care trust investments, at market value	$44,071	$64,047
Obligations due from trust	(577)	(631)
Care trusts’ corpus	$43,494	$63,416
We are required by various state laws to pay a portion of the proceeds from the sale of cemetery property interment rights into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Other revenue. Trust management fees charged by CSV RIA are included in revenue in the period in which they are earned. At December 31, 2019, none of our cemetery perpetual care trust investments were underfunded.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

similar securities in active markets or other inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stock, mortgage-backed securities and fixed income mutual funds, all of which are classified within Level 2 of the valuation hierarchy. There were no transfers between Levels 1 and 2 for the year ended December 31, 2019. There are no Level 3 investments in the cemetery perpetual care trust investment portfolio. See Note 12 to the Consolidated Financial Statements included herein for further information of the fair value measurement and the three-level valuation hierarchy.
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2019 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,624	$—	$—	$4,624
Fixed income securities:
Foreign debt	2	4,200	238	(175)	4,263
Corporate debt	2	11,658	802	(534)	11,926
Preferred stock	2	10,782	666	(106)	11,342
Mortgage-backed securities	2	324	—	(71)	253
Common stock	1	21,594	3,399	(1,911)	23,082
Mutual funds:
Equity	1	233	146	(1)	378
Fixed income	2	7,156	618	(107)	7,667
Trust securities		$60,571	$5,869	$(2,905)	$63,535
Accrued investment income		$512			$512
Cemetery perpetual care investments					$64,047
Market value as a percentage of cost					104.9%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,130
Due in five to ten years	6,786
Thereafter	17,868
Total fixed income securities	$27,784

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
We determine whether or not the assets in the cemetery perpetual care trusts have an other-than-temporary impairment on a security-by-security basis. This assessment is made based upon a number of criteria including the length of time a security has been in a loss position, changes in market conditions and concerns related to the specific issuer. If a loss is considered to be other-than-temporary, the cost basis of the security is adjusted downward to its fair market value. Any reduction in the cost basis due to an other-than-temporary impairment is also recorded as a reduction to Care trusts’ corpus. We did not record any impairments in the years ended December 31, 2018 and 2019.
At December 31, 2019, we had certain investments within our perpetual care trust investments that had tax lots in loss positions for more than one year. Based on our analyses of these securities, the companies’ businesses and current market conditions, we determined that these investments losses were temporary in nature.
Our perpetual care trust investment unrealized losses, their associated fair market values, and the duration of unrealized losses for the year ended December 31, 2019 are shown in the following tables (in thousands):

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$168	$(26)	$549	$(149)	$717	$(175)
Corporate debt	1,057	(196)	3,253	(338)	4,310	(534)
Preferred stock	2,989	(106)	—	—	2,989	(106)
Mortgage-backed securities	—	—	252	(71)	252	(71)
Common stock	3,299	(463)	2,657	(1,448)	5,956	(1,911)
Mutual funds:
Equity and Other	2	—	18	(1)	20	(1)
Fixed income	732	(94)	360	(13)	1,092	(107)
Total temporary impaired securities	$8,247	$(885)	$7,089	$(2,020)	$15,336	$(2,905)

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the years ended December 31, 2017, 2018 and 2019 are as follows (in thousands):

	Years ended December 31,
	2017	2018	2019
Realized gains	$926	$1,364	$1,663
Realized losses	(1,195)	(1,896)	(1,258)
Net change in Care trusts’ corpus	269	532	(405)
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue for the years ended December 31, 2017, 2018 and 2019 are as follows (in thousands):

	Years ended December 31,
	2017	2018	2019
Investment income	$5,949	$5,934	$4,500
Realized losses, net	(838)	(1,355)	(377)
Total	$5,111	$4,579	$4,123
Purchases and sales of investments in the perpetual care trusts for the years ended December 31, 2017, 2018 and 2019 are as follows (in thousands):

	Years ended December 31,
	2017	2018	2019
Purchases	$(13,923)	$(17,313)	$(26,573)
Sales	8,899	25,786	17,588
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
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our long-term debt and Credit Facility (as defined in Note 14) are classified within Level 2 of the Fair Value Measurements hierarchy. The fair values of the long-term debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fair value of the Convertible Notes (as defined in Note 15) was approximately $7.8 million at December 31, 2019 based on the last traded or broker quoted price. The fair value of the Senior Notes (as defined in Note 16) was approximately $426.4 million at December 31, 2019 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement.
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

•
Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2018 and 2019, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Notes 7 and 11 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
13. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets at December 31, 2018 and 2019 are as follows (in thousands):

	December 31, 2018	December 31, 2019
Prepaid agreements not-to-compete, net of accumulated amortization of $6,672 and $7,195, respectively	$4,048	$3,915
Tradenames	17,635	25,233
Capitalized commissions on preneed contracts, net of accumulated amortization of $599 and $1,127, respectively	2,717	2,818
Other	25	150
Intangible and other non-current assets	$24,425	$32,116
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2017, 2018 and 2019, respectively. During the years ended December 31, 2018 and 2019, we increased prepaid agreements not-to-compete by $0.8 million and $0.4 million related to our 2018 and 2019 acquisitions described in Note 3 to the Consolidated Financial Statements included herein.
Our tradenames have indefinite lives and therefore are not amortized. During the years ended December 31, 2018 and 2019, we increased tradenames by $3.3 million and $7.8 million related to our 2018 and 2019 acquisitions described in Note 3 to the Consolidated Financial Statements included herein. During 2019, we recorded an impairment to tradenames of $0.2 million as a result of our 2019 annual impairment test as the carrying amount of certain tradenames exceeded the fair value. We did not record an impairment to tradenames in the year ended December 31, 2018. See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual indefinite-lived intangible asset impairment test.
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Prior to our adoption of ASC 606 on January 1, 2018, these costs were expensed in the period incurred. Amortization expense totaled $0.6 million for both the years ended December 31, 2018 and 2019.
On September 30, 2018, our management agreement with a Florida municipality expired and as a result, we ceased to operate three of our cemetery businesses. We recorded a loss of approximately $125,000 in Other, net, for the write-off of capitalized commissions related to these three cemetery businesses. There were no impairment losses recognized for the year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019. See Note 5 to the Consolidated Financial Statements included herein for additional information regarding the expired management agreement for these three cemetery businesses.
14. LONG-TERM DEBT
On May 31, 2018, we completed the issuance of $325.0 million in aggregate principal amount of our 6.625% senior notes due (the “Initial Senior Notes”). See Note 16 to the Consolidated Financial Statements included herein for further discussion of the sale of the Initial Senior Notes.
We used $291.4 million of the net proceeds from the sale of the Initial Senior Notes to repay all amounts outstanding under our former credit agreement. In connection with the repayment in full of all amounts due thereunder, the former credit agreement was retired and $2.0 million of letters of credit previously issued under the former credit agreement were deemed issued under (and remain outstanding under) the senior secured revolving credit facility (as defined below).
On May 31, 2018, we entered into a $150.0 million senior secured revolving credit facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, which we subsequently amend in November 2018 and July 2019.
For the year ended December 31, 2018, we recognized a loss of $1.6 million, recorded in Net loss on early extinguishment of debt, related to the termination of our former credit agreement, which consisted of a write-off of $0.7 million of transaction costs and a write-off of $0.9 million of unamortized debt issuance costs. Additionally, we incurred $1.1 million in transaction costs related to our senior secured revolving credit facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
On December 19, 2019, we entered into a third amendment and commitment increase (“Credit Facility”) to our $150.0 million senior secured revolving credit facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) to increase our commitment to $190.0 million. The Credit Facility is comprised of :
(i) a $190.0 million revolving credit facility, which includes a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and
(ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans.
The final maturity of the Credit Facility will occur on May 31, 2023.
For the year ended December 31, 2019, we incurred $0.9 million in transactions costs related to our Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
The Company’s obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 16) and certain of the Company’s Credit Facility Guarantors.
The Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of the Company’s personal property assets and those of the Credit Facility Guarantors. In the event the Company’s actual Total Leverage Ratio is not at least 0.25 less than the required Total Leverage Ratio covenant level, at the discretion of the Administrative Agent, the Administrative Agent may unilaterally compel the Company and the Credit Facility Guarantors to grant and perfect first-priority mortgage liens on fee-owned real property assets which account for no less than 50% of funeral operations EBITDA.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Credit Facility Guarantors to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments, and the following financial maintenance covenants: (A) a Total Leverage Ratio not to exceed (i) 6.00 to 1.00 for the quarter ended December 31, 2019, (ii) 5.75 to 1.00 for the quarters ended March 31, 2020,June 30, 2020 and September 30, 2020 and (iii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. Effective with the Credit Facility, an applicable rate premium shall be set forth in reference to the Total Leverage Ratio and increases by 0.500% whenever the most recent compliance certificate delivered indicates that the Total Leverage Ratio is greater than 5.00 to 1.00. The financial maintenance covenants will be calculated for the Company and its subsidiaries on a consolidated basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our long-term debt consisted of the following at December 31, 2018 and 2019 (in thousands):

	December 31, 2018	December 31, 2019
Credit Facility	$27,100	$83,800
Acquisition debt	8,940	6,964
Debt issuance costs, net of accumulated amortization of $108 and $337	(955)	(1,618)
Less: current portion	(2,015)	(1,306)
Total long-term debt	$33,070	$87,840
As of December 31, 2019, we had outstanding borrowings under the Credit Facility of $83.8 million. We had one letter of credit issued on November 30, 2018 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of December 31, 2019, the prime rate margin was equivalent to 1.5% and the LIBOR rate margin was 2.5%. The weighted average interest rate on our Credit Facility for the years ended December 31, 2018 and 2019 was 4.0% and 2.9%, respectively.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
We are in compliance with the covenants contained in our Credit Facility as of December 31, 2019, with a leverage ratio of 5.66 to 1.00, a fixed charge coverage ratio of 2.70 to 1.00 and a senior secured leverage ratio of 0.94 to 1.00.
Interest expense related to our Credit Facility was $6.9 million, $4.3 million and $1.6 million for the years ended December 31, 2017, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Credit Facility was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2018 and 2019, respectively.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years. Imputed interest expense related to our acquisition debt was $0.9 million, $0.8 million and $0.6 million for the years ended December 31, 2017, 2018 and 2019, respectively.
The aggregate maturities of our long-term debt for the next five years subsequent to December 31, 2019 and thereafter are as follows (in thousands):

Years ending December 31,
2020	$1,289
2021	1,023
2022	523
2023	84,363
2024	550
Thereafter	3,016
Total	$90,764
15. CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (“Convertible Notes”). The Convertible Notes bear interest at 2.75% per year. Interest on the Convertible Notes began to accrue on March 19, 2014 and is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our exchange (the “Exchange”) of approximately $115.0 million in aggregate principal amount of Convertible Notes in privately-negotiated exchange agreements with a limited number of convertible noteholders, for $74.8 million in cash (plus accrued interest of $0.4 million totaling $75.2 million) and 2,822,859 newly issued shares of our common stock, par value $.01 per share, pursuant to a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes for $22.9 million in cash (plus accrued interest of approximately $0.2 million totaling $23.0 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Following the Exchange and the December 2018 repurchases, the aggregate principal amount of our Convertible Notes outstanding was reduced to $6.3 million.
For the year ended December 31, 2018, we recognized a net gain of $1.7 million, recorded in Net loss on early extinguishment of debt, related to the Exchange and December 2018 repurchases of our Convertible Notes, which consisted of a gain of $3.1 million on the difference between the fair value and the carrying amount of the liability component of our Convertible Notes immediately preceding each exchange and repurchase, and a loss of $1.4 million related to the write-off of unamortized debt issuance costs due to the exchange and repurchase of our Convertible Notes.
We incurred $0.9 million in transactions costs related to the Exchange and December 2018 repurchases of our Convertible Notes, of which $0.6 million was expensed and recorded in Net loss on early extinguishment of debt and $0.3 million was allocated to the equity component and recorded in Additional paid-in capital.
On April 4, 2019, we completed a privately-negotiated repurchase of an additional $25,000 in aggregate principal amount of Convertible Notes then outstanding for $27,163.
The Convertible Notes are general unsecured obligations and are subordinated in the right of payment to all of our existing and future senior indebtedness and equal in right of payment with our other existing and future subordinated indebtedness. The initial conversion rate of the Convertible Notes as of March 19, 2014, was 44.3169 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $22.56 per share of common stock. The conversion rate is subject to adjustment upon the occurrence of certain events, as described in the indenture governing the Convertible Notes. During 2018, an adjustment to the conversion rate of the Convertible Notes was triggered when our Board increased the dividends declared per common share from $0.05 per share to $0.075 per share. At December 31, 2019, the adjusted conversion rate of the Convertible Notes is 45.4615 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $22.00 per share of common stock.
Equity issuance costs are included in Additional paid-in capital on our Consolidated Balance Sheet and are not amortized. Additionally, the recognition of the Convertible Notes as two separate components results in a basis difference associated with the liability component which represents a temporary tax difference. As a result, we recognized a deferred tax liability of $12.7 million related to this temporary difference which was recorded as a reduction to Additional paid-in capital and an increase to our deferred tax liability. The deferred tax liability is being amortized over the seven year term of the Convertible Notes. At December 31, 2019, the balance of our deferred tax liability related to our Convertible Notes was $0.1 million.
The carrying values of the liability and equity components of the Convertible Notes at December 31, 2018 and 2019 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	December 31, 2019
Long-term liabilities:
Principal amount	$6,346	$6,319
Unamortized discount of liability component	(560)	(319)
Convertible Notes issuance costs, net of accumulated amortization of $106 and $130, respectively	(54)	(29)
Carrying value of the liability component	$5,732	$5,971

Carrying value of the equity component	$789	$789
The Carrying value of the liability component and the Carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2018 and 2019.
The fair value of the Convertible Notes, which are Level 2 measurements, was $7.8 million at December 31, 2019.
Interest expense on the Convertible Notes included contractual coupon interest expense of $4.0 million, $1.9 million and $0.2 million for the years ended December 31, 2017, 2018 and 2019, respectively. Accretion of the discount on the Convertible Notes was $4.3 million, $2.2 million and $0.2 million for the years ended December 31, 2017, 2018 and 2019, respectively. Amortization of debt issuance costs related to our Convertible Notes was $517,000, $245,000 and $24,000 for the years ended December 31, 2017, 2018 and 2019, respectively.
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 14 month of the Convertible Notes. The effective interest rate on the unamortized debt discount for the years ended December 31, 2018 and 2019 was 11.3% and 11.4%, respectively. The effective interest rate on the debt issuance costs for both years ended December 31, 2018 and 2019 was 3.2%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate maturities of our Convertible Notes for the five years subsequent to December 31, 2019 are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2020	$—	$(270)	$(270)
2021	6,319	(49)	6,270
2022	—	—	—
2023	—	—	—
2024	—	—	—
Thereafter	—	—	—
Total	$6,319	$(319)	$6,000
16. SENIOR NOTES
On May 31, 2018, we issued $325.0 million in aggregate principal amount of our Initial Senior Notes and related guarantees in a private offering under Rule 144A and Regulation S under the Securities Act.
We received proceeds of $320.1 million, net of a 1.5% debt discount of $4.9 million, of which we used $291.4 million to repay our existing indebtedness under our former credit agreement. We incurred $1.4 million in debt issuance costs related to the Initial Senior Notes.
The Initial Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
On December 19, 2019, we issued an additional $75.0 million in aggregate principal amount of our Initial Senior Notes (the “Additional Senior Notes” and, together with the Initial Senior Notes, the “Senior Notes”) and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act. The Additional Senior Notes were issued as additional securities under the Indenture.
We received proceeds of $76.9 million, net of a debt premium of $1.7 million (plus accrued interest of $0.2 million). We incurred $1.0 million in debt issuance costs related to the Additional Senior Notes. The additional issuance brings the total principal amount of the Senior Notes outstanding to $400.0 million. The Senior Notes are treated as a single class of securities under the Indenture, and the Additional Senior Notes have identical terms to the Initial Senior Notes, except with respect to the date of issuance, the issue price, the initial interest accrual date and the initial interest payment date.
The Senior Notes bear interest at 6.625% per year. Interest on the Senior Notes began to accrue on May 31, 2018 and is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2018 with respect to the Initial Senior Notes and June 1, 2020 with respect to the Additional Senior Notes to holders of record on each May 15 and November 15 preceding an interest payment date. The Senior Notes mature on June 1, 2026, unless earlier redeemed or repurchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Subsidiary Guarantors.
We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to the date of redemption. Additionally, at any time before June 1, 2021, we may redeem up to 40% of the aggregate principal amount of the Senior Notes issued with an amount equal to the net proceeds of certain equity offerings, at a price equal to 106.625% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption; provided that (1) at least 60% of the aggregate principal amount of the Senior Notes (including any additional Senior Notes ) originally issued under the Indenture remain outstanding immediately after the occurrence of such redemption (excluding Senior Notes held by us); and (2) each such redemption must occur within 180 days of the date of the closing of each such equity offering.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The carrying value of the Senior Notes at December 31, 2018 and December 31, 2019 are reflected in our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2018	December 31, 2019
Long-term liabilities:
Principal amount	$325,000	$400,000
Debt premium	—	1,688
Debt discount, net of accumulated amortization of $273 and $492, respectively	(4,602)	(4,110)
Debt issuance costs, net of accumulated amortization of $77 and $216, respectively	(1,290)	(2,131)
Carrying value of the Senior Notes	$319,108	$395,447
The fair value of the Senior Notes, which are Level 2 measurements, was $426.4 million at December 31, 2019.
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 77 months of the Senior Notes.
The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Initial Senior Notes for the year ended December 31, 2019 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the Additional Senior Notes for the year ended December 31, 2019 was 6.20% and 6.88%, respectively.
Interest expense on the Senior Notes included contractual coupon interest expense of $12.6 million and $21.7 million for the years ended December 31, 2018 and 2019, respectively. Amortization of the debt discount on the Senior Notes was $0.3 million and $0.5 million for the years ended December 31, 2018 and 2019, respectively and amortization of debt issuance costs on the Senior Notes was $0.1 million for the both the years ended December 31, 2018 and 2019.
The aggregate maturities of our Senior Notes for the five years subsequent to December 31, 2019 are as follows (in thousands):

	Principal Maturity	Discount Amortization	Premium Amortization	Present Value
Years ending December 31,
2020	$—	$(528)	$221	$(307)
2021	—	(565)	235	(330)
2022	—	(605)	250	(355)
2023	—	(648)	266	(382)
2024	—	(694)	283	(411)
Thereafter	400,000	(1,070)	433	399,363
Total	$400,000	$(4,110)	$1,688	$397,578
17.LEASES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of lease cost for the year ended December 31, 2019 are as follows (in thousands):

	Income Statement Classification	For The Year Ended, December 31, 2019
Operating lease cost	Facilities and grounds expense(1)	$3,722
Short-term lease cost	Facilities and grounds expense(1)	277

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$498
Interest on lease liabilities	Interest expense	520
Total finance lease cost		1,018
Total lease cost		$5,017

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and Home office depreciation and amortization on our Consolidated Statements of Operations.
Variable lease expense was immaterial for the year ended December 31, 2019.
Supplemental cash flow information related to our leases for the year ended December 31, 2019 is as follows (in thousands):

For The Year Ended, December 31, 2019
Cash paid for operating leases included in operating activities	$3,910
Cash paid for finance leases included in financing activities	872
Right-of-use assets obtained in exchange for new leases for the year ended December 31, 2019 are as follows (in thousands):

For The Year Ended, December 31, 2019
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$8,175
Right-of-use assets obtained in exchange for new finance lease liabilities	—

(1)
During the three months ended June 30, 2019, we modified an existing operating lease to extend the term through 2030. As a result of this modification, we increased our lease liabilities and right-of-use assets by $8.2 million.

Supplemental balance sheet information related to leases as of December 31, 2019 is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2019
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,304
Finance lease right-of-use assets(1)	Property, plant and equipment, net	5,204
Total right-of-use assets		$27,508

Operating lease current liabilities	Current portion of operating lease obligations	$1,554
Finance lease current liabilities	Current portion of finance lease obligations	290
Total current lease liabilities		1,844

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	21,533
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,854
Total non-current lease liabilities		27,387

Total lease liabilities		$29,231

(1)	Finance lease right-of-use assets are presented net of accumulated depreciation of $1.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The average lease terms and discount rates as of December 31, 2019 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.9	8.1%
Finance leases	7.0	8.2%
The aggregate future lease payments for operating and finance leases as of December 31, 2019 are as follows (in thousands):

	Operating	Finance
Lease payments due:
2020	$3,358	$828
2021	3,705	836
2022	3,345	860
2023	3,249	860
2024	3,248	791
Thereafter	17,798	6,291
Total lease payments	$34,703	$10,466
Less: Interest	(11,616)	(4,322)
Present value of lease liabilities	$23,087	$6,144
As of December 31, 2019, we had no additional significant operating or finance leases that had not yet commenced.
At December 31, 2018, future minimum lease payments under non-cancelable lease agreements were as follows (in thousands):

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
Years ending December 31,
2019	$3,701	$872
2020	3,171	821
2021	2,729	829
2022	519	853
2023	272	853
Thereafter	1,141	7,078
Total future minimum lease payments	$11,533	$11,306
Less: amount representing interest (rates ranging from 7.0% to 11.5%)		(4,851)
Less: current portion of obligations under finance leases		(312)
Long-term obligations under finance leases		$6,143
18. COMMITMENTS AND CONTINGENCIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2019, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting	Employment(a)	Total
Years ending December 31,
2020	$2,135	$869	$3,482	$6,486
2021	1,905	663	3,482	6,050
2022	1,465	404	3,077	4,946
2023	993	162	777	1,932
2024	665	20	648	1,333
Thereafter	927	—	—	927
Total	$8,090	$2,118	$11,466	$21,674

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term of five years.
401(K) Plan
We sponsor a defined contribution plan (401K) for the benefit of our employees. Matching contributions and plan administrative expenses totaled $1.9 million, $2.1 million and $2.0 million during the years ended December 31, 2017, 2018 and 2019, respectively. We do not offer any post-retirement or post-employment benefits.
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
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees.  Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq.  On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act.  On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement.  In February 2019, a Class Action Settlement Agreement was fully executed and was approved by the Court in October 2019. We paid $0.7 million under the settlement agreement in November 2019.
19. INCOME TAXES
The provision (benefit) for income taxes for the years ended December 31, 2017, 2018 and 2019 consisted of the following (in thousands):

	Years Ended December 31,
	2017	2018	2019
Current:
U. S. federal provision (benefit)	$6,425	$1,489	$(2,039)
State provision (benefit)	815	1,309	(195)
Total current provision (benefit)	$7,240	$2,798	$(2,234)
Deferred:
U. S. federal provision (benefit)	$(12,881)	$2,831	$8,056
State provision	1,230	992	2,061
Total deferred provision (benefit)	$(11,651)	$3,823	$10,117
Total income tax provision (benefit)	$(4,411)	$6,621	$7,883

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations for the years ended December 31, 2017, 2018 and 2019 is as follows (dollars in thousands):

	Years Ended December 31,
	2017		2018		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$11,474	35.0%	$3,834	21.0%	$4,707	21.0%
Effect of state income taxes, net of federal benefit	1,304	4.0	1,776	9.7	1,352	6.0
Effect of non-deductible expenses and other, net	(36)	(0.1)	1,451	7.9	947	4.2
Effect of divestiture and impairment of business	—	—	—	—	911	4.1
Change in valuation allowance	23	0.1	26	0.1	(34)	(0.2)
Re-measurement of deferred taxes due to tax reform	(17,176)	(52.4)	(466)	(2.5)	—	—
Total	$(4,411)	(13.5)%	$6,621	36.2%	$7,883	35.1%
On May 10, 2017, we filed amended federal returns for the tax years ending December 31, 2013, 2014 and 2015, which generated significant refunds. As a result, on July 18, 2017, we received notification that the IRS selected our tax years ended December 31, 2013, 2014 and 2015 for a limited scope examination to verify the refunds due. The examination was still ongoing as of December 31, 2019. The federal statute of limitations remains open for our tax years from 2015 through 2018.
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities at December 31, 2018 and 2019 are as follows (in thousands):

	Years Ended December 31,
	2018	2019
Deferred income tax assets:
Net operating loss carryforwards	$1,569	$3,602
Interest expense limitation	996	4,190
Tax credit carryforwards	133	100
State bonus depreciation	970	1,124
Accrued liabilities and other	5,493	5,124
Amortization of non-compete agreements	1,135	1,104
Preneed liabilities	4,242	—
Total deferred income tax assets	14,538	15,244
Less valuation allowance	(276)	(234)
Total deferred income tax assets	$14,262	$15,010
Deferred income tax liabilities:
Depreciation and amortization	$(45,150)	$(49,568)
Preneed liabilities	—	(6,446)
Convertible subordinated notes due 2021	(131)	(75)
Prepaids and other	(244)	(289)
Total deferred income tax liabilities	(45,525)	(56,378)
Total net deferred tax liabilities	$(31,263)	$(41,368)
Our deferred tax assets and liabilities, along with related valuation allowances are classified as non-current on our Consolidated Balance Sheet at December 31, 2018 and 2019.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized an immaterial net decrease in our valuation allowance during 2019.
For federal income tax reporting purposes, we have net operating loss carryforwards of $7.2 million with an indefinite life that will not expire. For state reporting purposes, we have $45.8 million of net operating loss carryforwards that will expire between 2020 and 2038, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

it is more likely than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2019 was attributable to the deferred tax asset related to a portion of the state operating losses.
The federal and state net operating loss (NOL) carryforwards in the income tax returns filed included unrecognized tax benefits.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheet. The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.
At December 31, 2019, the Company’s unrecognized tax benefits reserve for uncertain tax positions primarily relates to pending accounting method changes filed for the tax year ending December 31, 2018. In 2018, we filed two Form 3115s, Application for Change in Accounting Method, and associated statements to request consent to change the method of accounting for deferred revenue for our cemetery property and cemetery merchandise and service operations for the tax year beginning January 1, 2018. These method changes are still under review. The amount of the reserve recorded as of December 31, 2019 was $0.7 million. No reserve was recorded at December 31, 2018.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2017	2018	2019
Unrecognized tax benefit at beginning of year	$—	$—	$—
Gross increases - tax positions in prior period	—	—	691
Gross decreases - tax positions in prior period	—	—	—
Gross increases - tax positions in current period	—	—	—
Settlement	—	—	—
Unrecognized tax benefit at end of year	$—	$—	$691
There are no balances included in unrecognized tax benefits that, if recognized, would affect the effective tax rate. We believe that it is reasonably possible that a decrease of the entire unrecognized tax benefit may be recognized within the next 12 months.
On December 31, 2019, pursuant to the Transactions Agreement dated November 25, 2019 with Calvary Memorial Park, Inc. and Fairfax Memorial Funeral Home, LLC (“the Agreement“), all of the outstanding equity interests of the Fairfax, Virginia funeral and cemetery combination businesses were acquired for $102.0 million in cash. The funeral home business was operated by a limited liability company that was treated as a partnership for federal tax purposes prior to the acquisition date, and therefore, the acquisition of all of the outstanding membership units of the partnership were treated as an asset acquisition. The cemetery business was operated by an S corporation prior to the acquisition date, and therefore, consent was obtained from the selling S corporation shareholders to make a 338(h)(10) election under the Internal Revenue Code, which allowed us to treat the acquisition of the stock of the cemetery business as an asset acquisition and allowed us to record the assets and liabilities at fair value. Therefore, no deferred taxes have been recorded.
See Note 3 to the Consolidated Financial Statements included herein, for a additional information regarding the Fairfax, Virginia acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 25,703,490 and 25,880,362 shares issued and outstanding, net of 7,625,339 and 8,025,339 shares held in treasury at par, at December 31, 2018 and 2019, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2019, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”). The 2017 Plan provides for grants of options as non-qualified options or incentive stock options, restricted stock and performance awards. The 2017 Plan expires on May 17, 2027.
The status of each of the plans at December 31, 2019 is as follows (shares in thousands):

	Shares Reserved		Shares Available to Issue	Options Outstanding	Performance Awards Outstanding (2)
Amended and Restated 2006 Plan	—		—	844	—
2017 Plan	2,801	(1)	1,848	234	569
Total	2,801		1,848	1,078	569

(1)
Amount includes approximately 1,246,000 shares granted from the Amended and Restated 2006 Plan that were returned to the Company due to cancellations, to pay taxes on restricted stock vestings and to pay option price and taxes on option exercises.

(2)	Performance Awards are reserved at 200% of shares granted which is equal to the maximum payout in shares.
Restricted Stock
During 2019, we issued restricted stock to certain employees totaling 25,550 shares that vest over a three year period and had an aggregate grant date market value of $0.5 million. In 2018, a total of 86,260 shares of restricted stock were awarded with a grant date market value of $2.2 million. In 2017, a total of 27,250 shares of restricted stock were awarded with a grant date market value of $0.8 million.
A summary of the status of unvested restricted stock as of December 31, 2019, and changes during 2019, is presented below (shares in thousands):

Unvested stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	89	$25.38
Awards	26	19.94
Vestings	(33)	25.19
Cancellations	(12)	24.84
Unvested at December 31, 2019	70	$23.56
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $0.7 million, $0.8 million and $0.8 million the years ended December 31, 2017, 2018 and 2019, respectively.
As of December 31, 2019, we had $1.6 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options
During 2019, we granted 100,000 options to a certain key employee at a weighted average exercise price of $24.35. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was $0.6 million. In 2018, a total of 212,940 stock options were awarded, the fair value of which was $1.4 million. In 2017, a total of 461,700 stock options were awarded, the fair value of which was $3.3 million.
Options are granted with an exercise price equal to the closing price of our common stock on the date of grant. All of the options granted and outstanding under this plan have either a seven or ten-year term. We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant. The fair values of our stock options were calculated using the following weighted average assumptions, based on the methods described above for the years ended December 31, 2017, 2018 and 2019:

	2017	2018	2019
Dividend yield	0.75%	1.18%	1.23%
Expected volatility	29.29%	27.08%	27.45%
Risk-free interest rate	1.95%	2.65%	1.65%
Expected holding period (years)	5.0	5.0	5.0
A summary of the stock options at December 31, 2017, 2018 and 2019 and changes during the three years ended December 31, 2019 is presented in the table and narrative below (shares in thousands):

	Years Ended December 31,
	2017		2018		2019
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at beginning of period	1,650	$19.18	1,934	$20.85	1,523	$21.95
Granted	462	$26.56	213	$25.43	100	$24.35
Exercised	(159)	$19.81	(459)	$17.73	(247)	$17.37
Canceled or expired	(19)	$23.17	(165)	$25.34	(298)	$21.96
Outstanding at end of year	1,934	$20.85	1,523	$21.95	1,078	$23.22
Exercisable at end of year	1,225	$18.68	1,001	$20.29	643	$22.02
The aggregate intrinsic value of the outstanding and exercisable stock options was $2.9 million and $2.4 million at December 31, 2019. The total intrinsic value of options exercised during the years ended December 31, 2017, 2018 and 2019 totaled $1.0 million, $3.9 million and $1.2 million, respectively.
The total fair value of stock options vested during 2017, 2018 and 2019 totaled $1.5 million, $1.5 million and $0.9 million, respectively. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $1.5 million, $1.0 million and $0.7 million for the years ended December 31, 2017, 2018 and 2019, respectively.
As of December 31, 2019, there was $1.9 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted average period of approximately 3.02 years.
The following table further describes our outstanding stock options at December 31, 2019:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/19	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/19	Weighted-Average Exercise Price
$5.70 - $5.94	43,871	1.69	$5.82	43,871	$5.82
$20.06 - $22.58	495,320	3.25	$21.89	84,240	$20.06
$24.35 - $26.93	538,944	7.95	$25.86	514,612	$23.72
$5.70 - $26.93	1,078,135	5.54	$23.22	642,723	$22.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Performance Awards
During 2019, we granted 306,623 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) in December 2023, provided that certain criteria surrounding our common stock price is achieved. The fair value of these performance awards was $1.6 million and was determined by using the Monte-Carlo simulation pricing model with the following assumptions:

Grant date	February 20, 2019	August 1, 2019	November 4, 2019	December 2, 2019
Performance period	February 20, 2019 - December 31, 2023	August 1, 2019 - December 31, 2023	November 4, 2019 - December 31, 2023	December 2, 2019 - December 31, 2023
Shares granted	248,500	14,000	9,123	35,000
Simulation period (years)	4.86	4.42	4.16	4.08
Expected volatility	25.7%	27.01%	28.39%	28.47%
Risk-free interest rate	2.47%	1.68%	1.6%	1.64%
Forfeiture rate	7.17%	7.17%	7.17%	7.17%
During 2018, we granted 113,320 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was $2.9 million and was determined by using the weighted average stock price on the grant date of $25.43. During 2017, we granted 105,540 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was approximately $2.8 million and was determined by using the weighted average stock price on the grant date of $26.56.
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
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $0.7 million, $4.4 million and $0.2 million during the years ended December 31, 2017, 2018 and 2019, respectively. The 2018 expense includes the write-off due to the cancellation of the performance awards.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter). In 2019, employees purchased a total of 73,731 shares at a weighted average price of $13.18 per share. In 2018, employees purchased a total of 49,938 shares at a weighted average price of $18.56 per share. In 2017, employees purchased a total of 43,808 shares at a weighted average price of $22.43 per share.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for our ESPP of approximately $0.2 million, $0.2 million and $0.3 million during the years ended December 31, 2017, 2018 and 2019, respectively.
The fair values of the right (option) to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	2017	2018	2019
Dividend yield	0.9%	1.4%	1.4%
Expected volatility	19%	21%	36%
Risk-free interest rate	0.53%, 0.65%, 0.77%, 0.89%	1.44%, 1.61%, 1.72%, 1.83%	2.42%, 2.51%, 2.56%, 2.60%
Expected life (years)	.25, .50, .75, 1.00	.25, .50, .75, 1.00	.25, .50, .75, 1.00
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
Pursuant to the revised Director Compensation Policy described above, for the year ended December 31, 2019, we granted 7,458 shares of our common stock to two Directors, which were valued at $0.2 million at a weighted average stock price of $20.78.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers and restricted stock awards of $0.4 million, $0.5 million and $0.5 million during the years ended December 31, 2017, 2018 and 2019, respectively.
Cash Dividends
For the years ended December 31, 2018 and 2019, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360
June 1st	$0.075	$1,365
September 1st	$0.075	$1,336
December 1st	$0.075	$1,337

2018	Per Share	Dollar Value
March 1st	$0.075	$1,207
June 1st	$0.075	$1,433
September 1st	$0.075	$1,436
December 1st	$0.075	$1,437
Accumulated other comprehensive income
Our components of Accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2018	$—
Decrease in net unrealized gains associated with available-for-sale securities of the trusts	5
Reclassification of net unrealized gain activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus’	(5)
Balance at December 31, 2019	$—

21. SHARE REPURCHASE PROGRAM
On February 25, 2016, our Board approved a share repurchase program authorizing us to purchase up to an aggregate of $25.0 million of our common stock in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On October 25, 2017, our Board approved a $15.0 million increase in its authorization for repurchases bringing the total authorized repurchase amount to $40.0 million. On July 31, 2019, our Board approved an additional $25.0 million for repurchases of our common stock in accordance with the Exchange Act.
During the year ended December 31, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. During the year ended December 31, 2017, we repurchased 574,054 shares of common stock for a total cost of $14.0 million at an average cost of $24.35 per share pursuant to our share repurchase program.
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
At December 31, 2019, we had approximately $25.6 million available for repurchase under our share repurchase program.
22. EARNINGS PER SHARE
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
The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2017, 2018 and 2019 (in thousands, except per share data):

	Years Ended December 31,
	2017	2018	2019
Numerator for basic and diluted earnings per share:
Net income	$37,193	$11,645	$14,533
Less: Earnings allocated to unvested restricted stock	(135)	(57)	(62)
Income attributable to common stockholders	$37,058	$11,588	$14,471

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	16,438	17,971	17,877
Effect of dilutive securities:
Stock options	336	66	118
Convertible subordinated notes	941	337	10
Denominator for diluted earnings per common share - weighted average shares outstanding	17,715	18,374	18,005

Basic earnings per common share	$2.25	$0.64	$0.81
Diluted earnings per common share	$2.09	$0.63	$0.80
The fully diluted weighted average shares outstanding for the years ended December 31, 2017, 2018 and 2019, and the corresponding calculation of fully diluted earnings per share, included 941,000, 337,000 and 10,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
For the years ended December 31, 2017, 2018 and 2019, there were 354,000, 1,661,000 and 338,000 stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. MAJOR SEGMENTS OF BUSINESS
We conduct funeral and cemetery operations only in the United States. The following table presents revenue, operating income (loss), income (loss) before income taxes, depreciation and amortization, interest expense, income tax expense (benefit), total assets, long-lived assets, capital expenditures and number of operating locations by segment (in thousands, except number of operating locations):

	Funeral	Cemetery	Corporate	Consolidated
Revenue:
2019	$216,868	$57,239	$—	$274,107
2018	210,725	57,267	—	267,992
2017	200,886	57,253	—	258,139
Operating income (loss):
2019	$63,602	$15,983	$(27,296)	$52,289
2018	60,881	15,066	(32,640)	43,307
2017	61,369	15,430	(27,858)	48,941
Income (loss) before income taxes:
2019	$58,844	$16,025	$(52,453)	$22,416
2018	59,912	15,349	(56,995)	18,266
2017	60,634	15,852	(43,704)	32,782
Depreciation and amortization:
2019	$11,128	$5,227	$1,416	$17,771
2018	10,726	4,891	1,813	17,430
2017	9,785	4,589	1,605	15,979
Interest expense:
2019	$1,142	$—	$24,380	$25,522
2018	1,339	—	19,770	21,109
2017	1,170	2	11,776	12,948
Income tax expense (benefit):
2019	$20,694	$5,635	$(18,446)	$7,883
2018	21,717	5,564	(20,660)	6,621
2017	(8,159)	(2,133)	5,881	(4,411)
Total assets:
2019	$790,459	$314,413	$24,883	$1,129,755
2018	686,470	226,475	4,557	917,502
2017	665,483	251,243	4,807	921,533
Long-lived assets:
2019	$650,179	$145,158	$1,303	$796,640
2018	572,916	89,654	1,538	664,108
2017	537,282	90,292	2,124	629,698
Capital expenditures:
2019	$8,403	$5,772	$1,204	$15,379
2018	8,296	3,989	1,241	13,526
2017	9,835	5,283	1,277	16,395
Number of operating locations at year end:
2019	186	31	—	217
2018	182	29	—	211
2017	178	32	—	210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

24. SUPPLEMENTARY DATA
Balance Sheet
The detail of certain balance sheet accounts as of December 31, 2018 and 2019 is as follows (in thousands):

	December 31,
	2018	2019
Prepaids and other current assets:
Prepaid expenses	$1,456	$1,596
Deposit on pending acquisition	—	5,000
Federal income tax receivable	923	2,973
State income tax receivable	422	986
Other current assets	210	112
Total other current assets	$3,011	$10,667

Accrued and other liabilities:
Accrued salaries and wages	$4,088	$4,323
Accrued incentive compensation	7,395	9,199
Accrued vacation	2,358	2,880
Accrued insurance	3,188	2,329
Accrued interest	1,856	2,299
Accrued ad valorem and franchise taxes	904	678
Accrued commissions	441	560
Perpetual care trust taxes payable	962	401
Deferred rent	274	—
Other accrued liabilities	1,178	1,357
Total accrued and other liabilities	$22,644	$24,026

Other long-term liabilities:
Deferred rent	$692	$—
Incentive compensation	1,563	1,267
Contingent consideration	878	470
Total other long-term liabilities	$3,133	$1,737

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter for the years ended December 31, 2018 and 2019 (in thousands, except earnings per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Revenue	$69,081	$67,752	$66,125	$71,149
Gross profit	21,600	19,250	18,056	20,679
Net income	$6,525	$4,862	$577	$2,569
Basic earnings per common share: (a)	$0.36	$0.27	$0.03	$0.14
Diluted earnings per common share: (a)	$0.36	$0.27	$0.03	$0.14

2018
Revenue	$73,387	$63,847	$64,241	$66,517
Gross profit	24,188	16,825	17,114	17,820
Net income (loss)	$9,356	$2,747	$2,200	$(2,658)
Basic earnings per common share: (a)	$0.58	$0.15	$0.11	$(0.14)
Diluted earnings per common share: (a)	$0.52	$0.15	$0.11	$(0.14)

(a)
Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed for 2018 and 2019 due to rounding.

26. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2017	2018	2019
Cash paid for interest and financing costs	$11,092	$18,858	$23,870
Cash paid for taxes	$5,902	$3,543	$378
Fair value of stock, stock options and performance awards issued to directors, officers, and certain other employees	$6,854	$6,563	$2,855
27. SUBSEQUENT EVENTS
On January 3, 2020, we acquired a funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash. The consideration for this acquisition was funded through borrowings under our Credit Facility.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2017:
Allowance for bad debts, current portion	$746	$1,248	$1,159	$835
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,166	$950	$838	$2,278
Employee severance accruals	$1,517	$571	$2,088	$—
Valuation allowance of the deferred tax asset	$209	$35	$—	$244

Year ended December 31, 2018:
Allowance for bad debts, current portion	$835	$1,111	$1,177	$769
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,278	$730	$857	$2,151
Employee severance accruals	$—	$1,649	$508	$1,141
Valuation allowance of the deferred tax asset	$244	$32	$—	$276

Year ended December 31, 2019:
Allowance for bad debts, current portion	$769	$1,088	$1,008	$849
Allowance for receivables from preneed funeral and cemetery trusts and contract cancellations, non-current portion	$2,151	$532	$457	$2,226
Employee severance accruals	$1,141	$1,265	$1,569	$837
Valuation allowance of the deferred tax asset	$276	$—	$43	$233

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this Annual Report on Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2019, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board

/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Chief Accounting Officer and Secretary
(Principal Financial Officer)
February 28, 2020

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2019, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The information required by Item 10 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,078,135	$23.22	1,847,655
Equity compensation plans not approved by security holders	—	—	—
Total	1,078,135	$23.22	1,847,655

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2019.
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
(3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2020 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

3.2	Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002.

3.4	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-05545) filed on July 18, 1996.

3.5	Amendments to the Bylaws of the Company effective December 18, 2000. Incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K for its year ended December 31, 2000.

3.6	Amendments to the Bylaws of the Company effective May 20, 2008. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 28, 2008.

3.7	Second Amendment to the Amended and Restated Bylaws of Carriage Services, Inc. Incorporated by reference to Exhibit 3.1 to the Company's Current report on Form 8-K filed March 8, 2019.

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

4.9	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

*4.10	Summary of Securities Registered under Section 12.

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

10.12
Second Amendment to Credit Agreement dated as of July 31, 2019, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2019.

10.13
Third Amendment to Credit Agreement dated as of December 19, 2019, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2019.

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

10.16	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.17	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.18	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.19	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.20
Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.21
Restricted Stock Agreement Under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.22
Second Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of March 21, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2017. †

10.23
Third Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of May 12, 2017. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 12, 2017. †

10.24
Fourth Amendment to the Second Amended and Restated Employment Agreement by and between Carriage Services, Inc. and Melvin C. Payne, dated effective as of February 20, 2019. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 26, 2019. †

10.25
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.26
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.27
Form of Employee Performance Share Unit Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.28
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.29
Release and Separation Agreement by and between Carriage Services, Inc. and Mark R. Bruce, dated effective November 1, 2018. Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2018. †

10.30
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 26, 2019. †

10.31
Employment Agreement dated November 5, 2019, by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.32
Employment Agreement dated November 5, 2019, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8,2019. †

10.33
Employment Agreement dated November 5, 2019, by and between the Company and Paul Elliot. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8,2019. †

10.34
Employment Agreement dated November 5, 2019, by and between the Company and Viki K. Blinderman. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 8,2019. †

10.35
Employment Agreement dated November 5, 2019, by and between the Company and Carl Benjamin Brink. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8,2019. †

10.36
Employment Agreement dated December 1, 2019, by and between Carriage Services, Inc. and William W. Goetz. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2019. †

10.37
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2020. †

*10.38
Transaction Agreement dated as of November 25, 2019 by and among Carriage Funeral Holdings, Inc., Carriage Holdings Virginia, Inc., Carriage Services of Virginia LLC, Calvary Memorial Park, Inc., Fairfax Memorial Funeral Home, L.L.C., Holder Representative and Carriage Services, Inc. ++

*10.39
Amendment to the Transaction Agreement dated as of December 30, 2019 by and among Carriage Funeral Holdings, Inc., Carriage Holdings Virginia, Inc., Carriage Services of Virginia LLC, Calvary Memorial Park, Inc., Fairfax Memorial Funeral Home, L.L.C., Holder Representative and Carriage Services, Inc.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

__________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.

(++)	Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2020.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	February 28, 2020

/s/ Viki K. Blinderman	Senior Vice President, Chief Accounting Officer, Principal Financial Officer and Secretary	February 28, 2020
Viki K. Blinderman	(Principal Financial Officer)

/s/ Adeola Olaniyan	Corporate Controller and Principal Accounting Officer	February 28, 2020
Adeola Olaniyan

/s/ William W. Goetz	President, Chief Operating Officer and Director	February 28, 2020
William W. Goetz

/s/ Donald D. Patteson Jr.	Director	February 28, 2020
Donald D. Patteson Jr.

/s/ James R. Schenck	Director	February 28, 2020
James R. Schenck

/s/ Barry K. Fingerhut	Director	February 28, 2020
Barry K. Fingerhut

/s/ Bryan D. Leibman	Director	February 28, 2020
Bryan D. Leibman

/s/ Douglas Meehan	Director	February 28, 2020
Douglas Meehan