Form 10-Q
period 2020-03-31
CARRIAGE SERVICES INC
filed 2020-05-27
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of May 22, 2020 was 17,908,764.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Carriage Services, Inc. (the “Company”) on April 29, 2020, the Company expected that the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), originally due on May 11, 2020, would be delayed due to disruptions caused by the COVID-19 pandemic. In particular, the Company’s day-to-day operations and business have experienced disruptions due to the unprecedented conditions surrounding the COVID-19 pandemic, along with the various measures that federal, state, and local jurisdictions have taken in response to the crisis. These disruptions include, but are not limited to, requirements that the Company’s corporate support staff work remotely from home, along with reduced staffing at our business locations. These conditions impacted the Company’s normal processes and interactions with its corporate support staff and others responsible for the preparation and timely filing of its Quarterly Report.

The Company relied on the 45-day extension provided by an order issued by the Securities and Exchange Commission under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) to delay the filing of this Quarterly Report.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2019	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$716	$11,920
Accounts receivable, net	21,478	20,845
Inventories	6,989	7,188
Prepaid and other current assets	10,667	14,447
Total current assets	39,850	54,400
Preneed cemetery trust investments	72,382	60,776
Preneed funeral trust investments	96,335	81,377
Preneed cemetery receivables, net	20,173	20,402
Receivables from preneed trusts	18,024	18,089
Property, plant and equipment, net	279,200	278,995
Cemetery property, net	87,032	101,797
Goodwill	398,292	396,696
Intangible and other non-current assets, net	32,116	33,457
Operating lease right-of-use assets	22,304	21,891
Cemetery perpetual care trust investments	64,047	52,677
Total assets	$1,129,755	$1,120,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,150	$3,219
Accounts payable	8,413	6,425
Accrued and other liabilities	24,026	23,788
Convertible subordinated notes due 2021	—	6,042
Total current liabilities	35,589	39,474
Acquisition debt, net of current portion	5,658	5,462
Credit facility	82,182	112,509
Convertible subordinated notes due 2021	5,971	—
Senior notes due 2026	395,447	395,575
Obligations under finance leases, net of current portion	5,854	5,776
Obligations under operating leases, net of current portion	21,533	21,106
Deferred preneed cemetery revenue	46,569	46,980
Deferred preneed funeral revenue	29,145	29,363
Deferred tax liability	41,368	45,491
Other long-term liabilities	1,737	1,435
Deferred preneed cemetery receipts held in trust	72,382	60,776
Deferred preneed funeral receipts held in trust	96,335	81,377
Care trusts’ corpus	63,416	52,774
Total liabilities	903,186	898,098
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 25,880,362 and 25,934,103 shares issued at December 31, 2019 and March 31, 2020, respectively	259	259
Additional paid-in capital	242,147	242,234
Retained earnings	86,213	82,016
Treasury stock, at cost; 8,025,339 at both December 31, 2019 and March 31, 2020	(102,050)	(102,050)
Total stockholders’ equity	226,569	222,459
Total liabilities and stockholders’ equity	$1,129,755	$1,120,557
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended March 31,
	2019	2020
Revenue:
Service revenue	$36,652	$40,732
Property and merchandise revenue	28,579	31,271
Other revenue	3,850	5,487
	69,081	77,490
Field costs and expenses:
Cost of service	18,097	21,057
Cost of merchandise	22,261	25,063
Cemetery property amortization	849	877
Field depreciation expense	3,085	3,290
Regional and unallocated funeral and cemetery costs	2,789	2,756
Other expenses	400	1,276
	47,481	54,319
Gross profit	21,600	23,171
Corporate costs and expenses:
General, administrative and other	5,612	5,946
Home office depreciation and amortization	389	382
Impairment of goodwill and other intangibles	—	(14,693)
Operating income	15,599	2,150

Interest expense	(6,328)	(8,428)
Accretion of discount on convertible subordinated notes	(57)	(65)
Other, net	(13)	(4)
Income (loss) before income taxes	9,201	(6,347)
Benefit (expense) for income taxes	(2,577)	2,136
Tax adjustment related to discrete items	(99)	14
Total benefit (expense) for income taxes	(2,676)	2,150
Net income (loss)	$6,525	$(4,197)

Basic earnings (loss) per common share:	$0.36	$(0.23)
Diluted earnings (loss) per common share:	$0.36	$(0.23)

Dividends declared per common share:	$0.075	$0.075

Weighted average number of common and common equivalent shares outstanding:
Basic	18,057	17,805
Diluted	18,097	17,805
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended March 31,
	2019	2020
Cash flows from operating activities:
Net income (loss)	$6,525	$(4,197)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,323	4,549
Provision for bad debt and credit losses	366	690
Stock-based compensation expense	585	831
Deferred income tax expense	991	3,596
Amortization of deferred financing costs	94	200
Amortization of capitalized commissions on preneed contracts	138	141
Accretion of discount on convertible subordinated notes	57	65
Accretion of debt discount, net of debt premium on senior notes	120	75
Net loss on sale of businesses and disposal of other assets	167	60
Goodwill and other impairments	—	14,693
Other	—	19

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	630	2,179
Inventories, prepaid and other current assets	736	(8,748)
Intangible and other non-current assets	(24)	(103)
Preneed funeral and cemetery trust investments	(1,269)	(2,890)
Accounts payable	(2,895)	(2,133)
Accrued and other liabilities	(1,292)	(114)
Deferred preneed funeral and cemetery revenue	117	1,080
Deferred preneed funeral and cemetery receipts held in trust	1,625	3,553
Net cash provided by operating activities	10,994	13,546

Cash flows from investing activities:
Acquisitions	—	(28,000)
Net proceeds from the sale of other assets	100	78
Capital expenditures	(3,543)	(2,738)
Net cash used in investing activities	(3,443)	(30,660)

Cash flows from financing activities:
Borrowings from the credit facility	10,100	63,200
Payments against the credit facility	(16,200)	(33,000)
Payments of debt issuance costs related to the 6.625% senior notes	—	(14)
Payments on acquisition debt and obligations under finance leases	(471)	(487)
Payments on contingent consideration recorded at acquisition date	(162)	(169)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	746	361
Taxes paid on restricted stock vestings and exercise of non-qualified options	(174)	(234)
Dividends paid on common stock	(1,360)	(1,339)
Net cash provided by (used in) financing activities	(7,521)	28,318

Net increase in cash and cash equivalents	30	11,204
Cash and cash equivalents at beginning of period	644	716
Cash and cash equivalents at end of period	$674	$11,920
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net income	—	—	—	6,525	—	6,525
Issuance of common stock	23	—	275	—	—	275
Exercise of stock options	71	1	471	—	—	472
Issuance of restricted common stock	25	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(9)	—	(174)	—	—	(174)
Stock-based compensation expense	—	—	585	—	—	585
Dividends on common stock	—	—	(1,360)	—	—	(1,360)
Other	15	—	294	—	—	294
Balance – March 31, 2019	18,203	$258	$243,940	$78,205	$(94,294)	$228,109

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net loss	—	—	—	(4,197)	—	(4,197)
Issuance of common stock	36	—	361	—	—	361
Issuance of restricted common stock	10	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(10)	—	(234)	—	—	(234)
Stock-based compensation expense	—	—	831	—	—	831
Dividends on common stock	—	—	(1,339)	—	—	(1,339)
Other	18	—	468	—	—	468
Balance – March 31, 2020	17,909	$259	$242,234	$82,016	$(102,050)	$222,459
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. As of March 31, 2020, we operated 186 funeral homes in 29 states and 32 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 80% of our revenue and Cemetery Operations, which currently account for approximately 20% of our revenue.
Our funeral home operations are principally service businesses that generate revenue from sales of burial and cremation services and related merchandise, such as caskets and urns. Funeral services include consultation, the removal and preparation of remains, the use of funeral home facilities for visitation and remembrance services and transportation services. We provide funeral services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2019 unless otherwise disclosed herein, and should be read in conjunction therewith.
On March 11, 2020, the World Health Organization declared the 2019 novel coronavirus disease (“COVID-19”), to be a pandemic, which has spread across the globe and is impacting worldwide economic activity. In light of recent developments relating to COVID-19, the Company has evaluated the impact of COVID-19 on our Consolidated Financial Statements and related disclosures.
Reclassifications
Certain reclassifications have been made to prior period amounts on our statement of cash flows and consolidated financial position to conform to the current period financial statement presentation with no impact on our previously reported results of operations, total assets and total liabilities or operating cash flows.
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
Revenue Recognition
Funeral and Cemetery Operations Revenue is recognized when control of the merchandise or services is transferred to the customer. Our performance obligations include the delivery of funeral and cemetery merchandise and services and cemetery property interment rights. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers to the customer when the property is developed and the interment right has been sold and can no longer be marketed or sold to another customer. Sales taxes collected are recognized on a net basis in our consolidated financial statements. On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need.
Due to limitations on gatherings imposed to mitigate the spread of COVID-19, some customers have requested that we delay the memorial service until after the limitations have been lifted. Memorial services frequently include performance obligations to direct the service, provide facilities and motor vehicles, catering, flowers, and stationary products. All other performance obligations on these contracts, including arrangement, removal, preparation, embalming, cremation, interment, and delivery of urns and caskets and related memorialization merchandise are fulfilled at the time of need. Personalized marker merchandise and marker installation services sold on atneed contracts are recognized when control is transferred to the customer, generally when the marker is delivered and installed in the cemetery.
Ancillary funeral service revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business and online cremation business in Texas.
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of March 31, 2020, CSV RIA provided investment management and advisory services to approximately 73% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.9 million and $8.7 million at December 31, 2019 and March 31, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $4.8 million and $5.8 million at December 31, 2019 and March 31, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
See Notes 17 to the Consolidated Financial Statements herein for additional information related to revenue.
Arrangements with Multiple Performance Obligations
Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional and stressful times. Package discounts are reflected net in Revenue. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis in our Consolidated Financial Statements.
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
See Notes 6 and 7 to the Consolidated Financial Statements herein for additional information related to our preneed funeral and cemetery trust funds.
Funeral and Cemetery Receivables
Our funeral receivables are recorded in Accounts Receivable, net and primarily consist of amounts due for funeral services already performed. Our cemetery receivables generally consist of preneed sales of cemetery interment rights and related products and services, which are typically financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Other revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed. We do not accrue interest on preneed receivables if they are not paid in accordance with the contractual payment terms given the nature of our merchandise and services, the nature of our contracts with customers and the timing of the delivery of our services. Atneed cemetery receivables and preneed cemetery receivables with payments expected to be received within one year from the balance sheet date are recorded in Accounts receivable, net. Preneed cemetery receivables with payments expected to be received beyond one year from the balance sheet date are recorded in Preneed cemetery receivables, net.
For our funeral receivables, we have a collections policy where statements are sent to the customer at 30 days past due. Past due notification letters are sent at 45 days and continue until payment is received or the contract is placed with a third party collections agency.
For our preneed cemetery receivables, we have a collections policy where past due notification letters are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received.
For both funeral and cemetery receivables, we determine our allowance for credit losses by using a loss-rate methodology, in which we assess our historical write-off of receivables against our total receivables over several years. From this historical loss-rate approach, we also consider the current and forecasted economic conditions expected to be in place over the life of our receivables. These estimates are impacted by a number of factors, including changes in the economy, demographics and competition in our local communities. We monitor our ongoing credit exposure through an active review of our customers’ receivables balance against contract terms and due dates. Our activities include timely performance of our accounts receivable reconciliations, assessment of our aging of receivables, dispute resolution and payment confirmation. We will also monitor any change in our historical write-off of receivables utilized in our loss-rate methodology and assess forecasted changes in market conditions within our credit reserve. In the first quarter of 2020, we increased our allowance for credit losses on our receivables as a result of the economic impact of COVID-19.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments and subsequent amendments collectively known as (“Topic 326”). Prior to adoption of Topic 326, we provided allowances for bad debt and contract cancellations on our receivables based on an analysis of historical trends of collection activity.
See Notes 2 and 5 to the Consolidated Financial Statements herein for additional information related the adoption of Topic 326 on January 1, 2020 and the additional disclosures required.

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
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and cemeteries acquired is recorded as goodwill. Goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis as of August 31st each year. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
As a result of economic conditions caused by the response to COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020. Based on the quantitative assessment conducted at March 31, 2020, we recorded an impairment for goodwill of $13.6 million during the quarter ended March 31, 2020, as the carrying amount of our funeral homes in the Eastern Reporting Unit exceeded the fair value. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows.
See Note 4 to the Consolidated Financial Statements included herein for additional information related to our goodwill.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets, net on our Consolidated Balance Sheet. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis as of August 31st each year. In addition to our annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
As a result of economic conditions caused by the response to COVID-19, we performed a quantitative assessment of our tradenames at March 31, 2020. Based on the quantitative assessment conducted at March 31, 2020, we recorded an impairment for certain of our tradenames of $1.1 million during the quarter ended March 31, 2020 as the carrying amount of these tradenames exceeded the fair value. In determining the fair value of the tradenames, we used the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate.
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
See Note 9 to the Consolidated Financial Statements herein for additional information related to our capitalized commissions on preneed contracts.

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
In connection with the goodwill and intangible impairment tests performed at March 31, 2020, we also evaluated the operating and finance leases of our funeral homes in the Eastern Reporting Unit and concluded that there was no impairment to our operating and finance lease assets.
See Notes 13 to the Consolidated Financial Statements included herein for additional information related to our leases.
Property, Plant and Equipment
Property, plant and equipment (including equipment under finance leases) are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and major replacements that extend the useful economic life of the asset are capitalized. Depreciation of property, plant and equipment (including equipment under finance leases) is computed based on the straight-line method over the estimated useful lives of the assets.
Property, plant and equipment is comprised of the following at December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Land	$84,608	$85,014
Buildings and improvements	242,641	243,582
Furniture, equipment and automobiles	88,046	89,638
Property, plant and equipment, at cost	415,295	418,234
Less: accumulated depreciation	(136,095)	(139,239)
Property, plant and equipment, net	$279,200	$278,995
During the three months ended March 31, 2020, we acquired $1.7 million of property, plant and equipment related to our acquisition described in Note 3 to the Consolidated Financial Statements included herein. We recorded depreciation expense of $3.5 million and $3.6 million for the three months ended March 31, 2019 and 2020, respectively.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment topic of the Accounting Standards Codification (“ASC”) 360. In connection with the goodwill and intangible impairment tests performed at March 31, 2020, we also evaluated the long-lived assets of our funeral homes in the Eastern Reporting Unit and concluded that there was no impairment to our long-lived assets.
Cemetery Property
When we acquire a cemetery, we utilize an internal and external approach to determine the fair value of the cemetery property. From an external perspective, we obtain an accredited appraisal to provide reasonable assurance for property existence, property availability (unrestricted) for development, property lines, available spaces to sell, identifiable obstacles or easements and general valuation inclusive of known variables in that market. From an internal perspective, we conduct a detailed analysis of the acquired cemetery property using other cemeteries in our portfolio as a benchmark. This provides the added benefit of relevant and accurate data that is not available to third party appraisers. Through this thorough internal process, the Company is able to identify viable costs of property based on historical experience, particular markets and demographics, reasonable margins, practical retail prices and park infrastructure and condition.

Cemetery property was $87.0 million and $101.8 million, net of accumulated amortization of $41.7 million and $42.5 million at December 31, 2019 and March 31, 2020, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $0.8 million and $0.9 million for the three months ended March 31, 2019 and 2020.
Fair Value Measurements
In August 2018, the FASB amended “Fair Value Measurements” to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between Levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in Level 3 measurements. It clarifies that the narrative disclosure of the effect of changes in Level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of the significant unobservable inputs used in Level 3 measurements. We adopted the new standard as of January 1, 2020 and it had no impact on our consolidated results of operations, consolidated financial position, and cash flows.
See Notes 6 and 8 to the Consolidated Financial Statements herein for additional required disclosures related to our fair value measurement of our financial assets and liabilities.
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
Fair value is determined on the date of the grant. The fair value of restricted stock is determined using the stock price on the grant date. The fair value of options or awards containing options is determined using the Black-Scholes valuation model. The fair value of the performance awards related to market performance conditions is determined using a Monte-Carlo simulation pricing model. The fair value of the ESPP is determined based on the discount element offered to employees and the embedded option element, which is determined using an option calculation model.
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
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in the financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheet. The Company’s unrecognized tax benefits reserve for uncertain tax positions primarily relates to pending accounting method changes filed for the tax year ended December 31, 2018. During 2020, the Company plans to modify the proposed accounting method filed to exclude the tax position that resulted in the need for an uncertain tax position reserve.
The recently passed Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) has certain provisions that are applicable to the Company as follows:
(i) allowing net operating losses (“NOLs”) arising in 2018, 2019 and 2020 to be carried back five years;
(ii) increasing the taxable income threshold on the interest deduction from 30% to 50% for tax years beginning in 2019 and 2020;
(iii) suspending payment requirements for the 6.2% employer portion of Social Security taxes from the date of enactment through the end of 2020, with half the balance due by the end of 2021, and the other half due by the end of 2022; and
(iv) our ability to receive employee retention credits up to $5,000 for paying wages to employees who are unable to work, while business operations are suspended.

Although the CARES Act allows for a carryback of the net operating losses generated in 2018 and 2019, due to uncertainty in the timing of receiving Internal Revenue Service approval for non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated; therefore, for the three months ended March 31, 2020, the reserve for uncertain tax positions was $2.9 million. There is no reserve recorded at March 31, 2019.
Income tax expense (benefit) during interim periods is based on our forecasted annual effective tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, but are not limited to, such events as changes in estimates due to finalization of income tax returns, tax audit settlements, tax effects of exercised or vested stock-based awards and increases or decreases in valuation allowances on deferred tax assets.
Our income tax benefit was $2.2 million for the three months ended March 31, 2020 compared to an income tax expense of $2.7 million, which includes a $0.1 million of discrete tax expense for the three months ended March 31, 2019. Our operating tax rate before discrete items was 28.0% and 33.6% for the three months ended March 31, 2019 and 2020, respectively. We recorded $0.7 million of additional tax expense in the three months ended March 31, 2020 related to the impairment of goodwill and other intangibles for businesses that were previously acquired as a stock acquisition, which caused an increase of 3.6% in our operating tax rate.
Computation of Earnings (Loss) Per Common Share
Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.
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
See Note 16 to the Consolidated Financial Statements included herein for the additional information related to computation of earnings per share.
Subsequent Events
We have evaluated events and transactions during the period subsequent to March 31, 2020 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report. See Note 19 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Financial Instruments - Credit Losses
Topic 326 applies to all entities holding financial assets measured at amortized cost, including loans, trade and financed receivables and other financial instruments. The guidance introduces a new credit reserving model known as Current Expected Credit Loss (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The CECL model requires all expected credit losses to be measured based on historical experience, current conditions and reasonable and supportable forecasts about collectability. In addition, Topic 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not will be required to sell.
On January 1, 2020, we adopted Topic 326 using the modified retrospective method and the impact was not material to our Consolidated Financial Statements. See Notes 5 and 6 to the Consolidated Financial Statements herein for additional disclosures required by Topic 326.
Income Taxes
In December 2019, the FASB issued ASU, Income Taxes (“Topic 740”), to simplify the accounting for income taxes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. On January 1, 2020, we early adopted the provisions of this ASU using the prospective method and the impact was not material to our Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
3. ACQUISITIONS
On January 3, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid in 2020. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
The pro forma impact of this acquisition on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired business is reflected in our Consolidated Statements of Operations from the date of acquisition.
The following table summarizes the breakdown of the purchase price allocation for the businesses described above (in thousands):

Purchase Price Allocation
Current assets	$2,662
Preneed trust assets	9,089
Property, plant & equipment	1,720
Cemetery property	14,753
Goodwill	12,916
Intangible and other non-current assets	2,506
Assumed liabilities	(489)
Deferred tax liability	(527)
Preneed trust liabilities	(9,089)
Deferred revenue	(541)
Purchase price	$33,000
The current assets primarily relate to preneed cemetery receivables. The intangible and other non-current assets relate to the fair value of tradenames. The assumed liabilities primarily relate to the obligations associated with delivered preneed merchandise that was not paid for prior to acquisition. As of March 31, 2020, our accounting for this acquisition was not complete.

We recorded adjustments to the purchase price allocation for our 2019 acquisitions during the three months ended March 31, 2020. The following table summarizes the breakdown of the purchase price allocation for these businesses and the subsequent adjustments made based on additional information which became available prior to March 31, 2020 (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$1,482	$33	$1,515
Preneed trust assets	15,891	—	15,891
Property, plant & equipment	21,680	—	21,680
Cemetery property	11,994	—	11,994
Goodwill	99,344	(880)	98,464
Intangible and other non-current assets	8,269	—	8,269
Assumed liabilities	(657)	(145)	(802)
Preneed trust liabilities	(15,463)	—	(15,463)
Deferred revenue	(1,633)	992	(641)
Purchase price	$140,907	$—	$140,907
As of March 31, 2020, our accounting for our 2019 acquisitions was not complete.
4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet for the year ended December 31, 2019 and the three months ended March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Goodwill at the beginning of the period	$303,887	$398,292
Net increase in goodwill related to acquisitions	99,344	12,036
Decrease in goodwill related to divestitures	(4,939)	—
Decrease in goodwill related to impairments	—	(13,632)
Goodwill at the end of the period	$398,292	$396,696
See Notes 1 and 3 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our goodwill impairment test and discussion of our acquisitions, respectively.

5.	RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following at December 31, 2019 and March 31, 2020 (in thousands):

	March 31, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,537	$11,057	$—	$20,594
Other receivables	311	870	298	1,479
Allowance for credit losses	(258)	(970)	—	(1,228)
Accounts receivable, net	$9,590	$10,957	$298	$20,845

	December 31, 2019
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,046	$10,508	$—	$20,554
Other receivables	935	157	681	1,773
Allowance for bad debt and contract cancellation	(223)	(626)	—	(849)
Accounts receivable, net	$10,758	$10,039	$681	$21,478

Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for three months ended March 31, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	Recoveries	March 31, 2020
Trade and financed receivables:
Funeral	$(223)	$(325)	$—	$465	$(175)	$(258)
Cemetery	(626)	(137)	(287)	80	—	(970)
Total allowance for credit losses on Trade and financed receivables	$(849)	$(462)	$(287)	$545	$(175)	$(1,228)
As noted in Note 3, we acquired preneed cemetery receivables in connection with the business acquired during the three months ended March 31, 2020. We recorded an allowance for credit losses of $0.6 million on these acquired receivables ($0.3 million current portion shown above in Accounts Receivable, net and $0.3 million non-current portion shown below in Preneed Cemetery Receivables, net). We accounted for the allowance for credit losses on these purchased financed assets using specific identification as these assets have a unique set of risk characteristics.
Bad debt expense for accounts receivable totaled $0.2 million for the three months ended March 31, 2019.
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following at December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Cemetery interment rights	$31,366	$33,067
Cemetery merchandise and services	9,950	10,337
Preneed cemetery receivables	$41,316	$43,404
The components of our preneed cemetery receivables at December 31, 2019 and March 31, 2020 are as follows (in thousands):

	December 31, 2019	March 31, 2020
Preneed cemetery receivables	$41,316	$43,404
Less: unearned finance charges	(4,522)	(4,404)
Preneed cemetery receivables, at amortized cost	$36,794	$39,000
Less: allowance for contract cancellation and credit losses	(1,916)	(2,674)
Less: balances due on undelivered cemetery preneed contracts	(4,823)	(5,837)
Less: amounts in accounts receivable	(9,882)	(10,087)
Preneed cemetery receivables, net	$20,173	$20,402
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for three months ended March 31, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	March 31, 2020
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,290)	$(228)	$(318)	$132	$(1,704)
Bad debt expense for our preneed cemetery receivables totaled $0.2 million for the three months ended March 31, 2019.

The amortized cost basis of our preneed cemetery receivables by year of origination as of March 31, 2020 is as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Total preneed cemetery receivables, at amortized cost	$4,450	$15,420	$8,300	$5,050	$2,900	$2,880	$39,000
The aging of past due preneed cemetery receivables as of March 31, 2020 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$807	$458	$242	$2,168	$3,675	$28,892	$32,567
Deferred revenue	243	165	92	237	737	10,100	10,837
Total contracts	$1,050	$623	$334	$2,405	$4,412	$38,992	$43,404

6.	TRUST INVESTMENTS
Preneed trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed funeral and cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. Preneed trust investments are reduced by the trust earnings we have been allowed to withdraw in certain states prior to our performance. These earnings are recognized as earned, in Other revenue, when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included as revenue in the period in which they are earned.
Cemetery perpetual care trust investments represent a portion of the proceeds from the sale of cemetery property interment rights which we are required by various state laws to deposit into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized, as earned, in Other revenue.
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. See Note 8 to the Consolidated Financial Statements included herein for further information of the fair value measurement.
As of March 31, 2020, we have net unrealized losses of $45.1 million in our trusts. At March 31, 2020, these net unrealized losses represented 18% of our original cost basis of $245.2 million. The decline in fair value is largely due to changes in interest rates and other market conditions. Our trusts have been and continue to be impacted by adverse conditions in the U.S. and global financial markets primarily as a result of COVID-19. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. In addition, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
Changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If our assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
We rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2019 and March 31, 2020 are as follows (in thousands):

	December 31, 2019	March 31, 2020
Preneed cemetery trust investments, at market value	$74,572	$63,130
Less: allowance for contract cancellation	(2,190)	(2,354)
Preneed cemetery trust investments, net	$72,382	$60,776
The cost and market values associated with preneed cemetery trust investments at March 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,516	$—	$—	$3,516
Fixed income securities:
Foreign debt	2	8,294	180	(1,687)	6,787
Corporate debt	2	15,474	301	(2,979)	12,796
Preferred stock	2	13,691	35	(2,289)	11,437
Mortgage-backed securities	2	451	—	(251)	200
Common stock	1	34,456	1,646	(11,022)	25,080
Mutual funds:
Fixed Income	2	2,583	161	(400)	2,344
Trust securities		$78,465	$2,323	$(18,628)	$62,160
Accrued investment income		$970			$970
Preneed cemetery trust investments					$63,130
Market value as a percentage of cost					79.2%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	4,178
Due in five to ten years	8,025
Thereafter	19,017
Total fixed income securities	$31,220

The cost and market values associated with preneed cemetery trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,729	$—	$—	$5,729
Fixed income securities:
Foreign debt	2	5,609	312	(243)	5,678
Corporate debt	2	16,916	1,044	(649)	17,311
Preferred stock	2	14,206	904	(164)	14,946
Mortgage-backed securities	2	517	—	(114)	403
Common stock	1	28,569	2,766	(3,017)	28,318
Mutual funds:
Fixed income	2	1,463	72	(85)	1,450
Trust Securities		$73,009	$5,098	$(4,272)	$73,835
Accrued investment income		$737			737
Preneed cemetery trust investments					$74,572
Market value as a percentage of cost					101.1%
The following table summarized our fixed income securities within our preneed cemetery trust investment in an unrealized loss position at March 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,655	$(1,153)	$168	$(534)	$4,823	$(1,687)
Corporate debt	5,810	(1,412)	3,253	(1,567)	9,063	(2,979)
Preferred stock	10,813	(2,289)	—	—	10,813	(2,289)
Mortgage-backed securities	80	(115)	120	(136)	200	(251)
Total fixed income securities with an unrealized loss	$21,358	$(4,969)	$3,541	$(2,237)	$24,899	$(7,206)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$268	$(42)	$758	$(201)	$1,026	$(243)
Corporate debt	1,368	(168)	4,520	(481)	5,888	(649)
Preferred stock	4,135	(164)	—	—	4,135	(164)
Mortgage-backed securities	—	—	402	(114)	402	(114)
Total fixed income securities with an unrealized loss	$5,771	$(374)	$5,680	$(796)	$11,451	$(1,170)

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Investment income	$571	$319
Realized gains	1,458	1,916
Realized losses	(635)	(1,372)
Expenses and taxes	(278)	(187)
Net change in deferred preneed cemetery receipts held in trust	(1,116)	(676)
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Purchases	$(11,626)	$(18,857)
Sales	2,992	13,231
Preneed Funeral Trust Investments
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2019 and March 31, 2020 are as follows (in thousands):

	December 31, 2019	March 31, 2020
Preneed funeral trust investments, at market value	$99,246	$84,337
Less: allowance for expected credit losses and cancellations	(2,911)	(2,960)
Preneed funeral trust investments	$96,335	$81,377
The cost and market values associated with preneed funeral trust investments at March 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$22,033	$—	$—	$22,033
Fixed income securities:
U.S treasury debt	1	820	17	—	837
Foreign debt	2	8,185	180	(1,631)	6,734
Corporate debt	2	14,374	290	(2,826)	11,838
Preferred stock	2	13,127	21	(2,198)	10,950
Mortgage-backed securities	2	503	—	(252)	251
Common stock	1	32,946	1,648	(10,383)	24,211
Mutual funds:
Fixed income	2	2,519	162	(302)	2,379
Other investments	2	4,163	—	—	4,163
Trust securities		$98,670	$2,318	$(17,592)	$83,396
Accrued investment income		$941			$941
Preneed funeral trust investments					$84,337
Market value as a percentage of cost					84.5%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	5,044
Due in five to ten years	7,093
Thereafter	18,473
Total fixed income securities	$30,610
The cost and market values associated with preneed funeral trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,160	$—	$—	$24,160
Fixed income securities:
U.S. treasury debt	1	822	—	—	822
Foreign debt	2	5,587	309	(232)	5,664
Corporate debt	2	16,109	992	(646)	16,455
Preferred stock	2	14,094	874	(198)	14,770
Mortgage-backed securities	2	585	—	(117)	468
Common stock	1	27,652	2,773	(2,869)	27,556
Mutual funds:
Equity	1	772	617	(4)	1,385
Fixed income	2	4,364	107	(107)	4,364
Other investments	2	2,902	—	—	2,902
Trust securities		$97,047	$5,672	$(4,173)	$98,546
Accrued investment income		$700			$700
Preneed funeral trust investments					$99,246
Market value as a percentage of cost					101.5%
The following table summarized our fixed income securities within our preneed funeral trust investment in an unrealized loss position at March 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,605	$(1,152)	$152	$(479)	$4,757	$(1,631)
Corporate debt	5,248	(1,357)	3,127	(1,469)	8,375	(2,826)
Preferred stock	10,594	(2,198)	—	—	10,594	(2,198)
Mortgage-backed securities	84	(115)	135	(137)	219	(252)
Total fixed income securities with an unrealized loss	20,531	(4,822)	3,414	(2,085)	23,945	(6,907)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$274	$(43)	$723	$(189)	$997	$(232)
Corporate debt	1,403	(172)	4,433	(474)	5,836	(646)
Preferred stock	4,412	(198)	—	—	4,412	(198)
Mortgage-backed securities	—	—	439	(117)	439	(117)
Total fixed income securities with an unrealized loss	6,089	(413)	5,595	(780)	11,684	(1,193)
Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Investment income	$573	$258
Realized gains	1,320	2,551
Realized losses	(583)	(1,129)
Expenses and taxes	(228)	(97)
Net change in deferred preneed funeral receipts held in trust	(1,082)	(1,583)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Purchases	$(10,759)	$(18,538)
Sales	2,785	15,968
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2019 and March 31, 2020 are as follows (in thousands):

	December 31, 2019	March 31, 2020
Cemetery perpetual care trust investments, at market value	$64,047	$52,677
Obligations due to (from) trust	(631)	97
Care trusts’ corpus	$63,416	$52,774

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2020 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$4,128	$—	$—	$4,128
Fixed income securities:
Foreign debt	2	7,041	139	(1,448)	5,732
Corporate debt	2	12,357	277	(2,345)	10,289
Preferred stock	2	11,988	45	(2,138)	9,895
Mortgage-backed securities	2	347	—	(193)	154
Common stock	1	26,621	1,261	(8,736)	19,146
Mutual funds:
Fixed Income	2	2,924	124	(511)	2,537
Trust securities		$65,406	$1,846	$(15,371)	$51,881
Accrued investment income		$796			$796
Cemetery perpetual care investments					$52,677
Market value as a percentage of cost					79.3%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	3,296
Due in five to ten years	6,241
Thereafter	16,533
Total fixed income securities	$26,070
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

The following table summarized our fixed income securities within our perpetual care trust investment in an unrealized loss position at March 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,069	$(976)	$151	$(472)	$4,220	$(1,448)
Corporate debt	4,077	(1,042)	2,803	(1,303)	6,880	(2,345)
Preferred stock	9,173	(2,138)	—	—	9,173	(2,138)
Mortgage-backed securities	61	(88)	93	(105)	154	(193)
Total fixed income securities with an unrealized loss	$17,380	$(4,244)	$3,047	$(1,880)	$20,427	$(6,124)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$168	$(26)	$549	$(149)	$717	$(175)
Corporate debt	1,057	(196)	3,253	(338)	4,310	(534)
Preferred stock	2,989	(106)	—	—	2,989	(106)
Mortgage-backed securities	—	—	252	(71)	252	(71)
Total fixed income securities with an unrealized loss	$4,214	$(328)	$4,054	$(558)	$8,268	$(886)
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Realized gains	$354	$709
Realized losses	(171)	(679)
Net change in Care trusts’ corpus	(183)	(30)
Total	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Investment income	$1,087	$1,405
Realized losses, net	(290)	(36)
Total	$797	$1,369
Purchases and sales of investments in the perpetual care trusts for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Purchases	$(9,157)	$(14,612)
Sales	1,702	12,694

7.	RECEIVABLES FROM PRENEED TRUSTS
Our Receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2019 and March 31, 2020, receivables from preneed trusts are as follows (in thousands):

	December 31, 2019	March 31, 2020
Preneed trust funds, at cost	$18,581	$18,650
Less: allowance for contract cancellation	(557)	(561)
Receivables from preneed trusts, net	$18,024	$18,089
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at March 31, 2020 and December 31, 2019. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at March 31, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,580	$4,580
Fixed income investments	11,685	11,685
Mutual funds and common stocks	2,380	2,392
Annuities	5	5
Total	$18,650	$18,662
The composition of the preneed trust funds at December 31, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,533	$4,533
Fixed income investments	11,603	11,603
Mutual funds and common stocks	2,440	2,518
Annuities	5	5
Total	$18,581	$18,659

8.	FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 10) are classified within Level 2 of the Fair Value Measurements hierarchy.
The fair values of the acquisition debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the Convertible Notes (as defined in Note 11) was approximately $6.4 million at March 31, 2020 based on the last traded or broker quoted price. The fair value of the Senior Notes (as defined in Note 12) was approximately $432.3 million at March 31, 2020 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement.
As of December 31, 2019 and March 31, 2020, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Note 6 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.

9.	INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets at December 31, 2019 and March 31, 2020 are as follows (in thousands):

	December 31, 2019	March 31, 2020
Prepaid agreements not-to-compete, net of accumulated amortization of $7,195 and $7,382, respectively	$3,915	$3,792
Tradenames	25,233	26,649
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,127 and $1,268, respectively	2,818	2,903
Other	150	113
Intangible and other non-current assets, net	$32,116	$33,457
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $168,000 and $187,000 for the three months ended March 31, 2019 and 2020, respectively.
Amortization expense related to capitalized commissions totaled $138,000 and $141,000 for the three months ended March 31, 2019 and 2020, respectively.
See Notes 1 and 3 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our indefinite-lived intangible asset impairment test and discussion of our acquisitions, respectively.
10.CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2019 and March 31, 2020, our Credit Facility was comprised of: (i) a $190.0 million revolving credit facility, which includes a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries and party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. As of March 31, 2020, we were subject to the following financial covenant under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. As more fully described below, we were not in compliance with the Total Leverage Ratio covenant for the quarter ended March 31, 2020.
As of March 31, 2020, the Company was not in compliance with the then current Total Leverage Ratio covenant as noted above. On May 18, 2020, we received a waiver under our Credit Facility for the failure to comply with such Total Leverage Ratio and the Credit Facility was also amended whereby the interest rate margin applicable to borrowings was increased at each pricing level. See Note 19 for additional information related to our debt covenant limited waiver and fourth amendment to our Credit Facility.
We are in compliance with the fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of March 31, 2020.

Our Credit Facility and Acquisition debt consisted of the following at December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019		March 31, 2020
Credit Facility	$83,800		$114,000
Debt issuance costs, net of accumulated amortization of $337 and $464, respectively	(1,618)		(1,491)
Total Credit Facility	$82,182		$112,509

Acquisition debt	$6,964		$6,547
Less: current portion	(1,306)	—	(1,085)
Total acquisition debt, net of current portion	$5,658		$5,462
We had one letter of credit issued on November 30, 2019 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of March 31, 2020, the prime rate margin was equivalent to 1.50% and the LIBOR rate margin was 2.50%. The weighted average interest rate on our Credit Facility for the three months ended March 31, 2019 and 2020 was 4.1% and 4.3%, respectively.
Interest expense related to our Credit Facility was $0.4 million and $1.2 million for the three months ended March 31, 2019 and 2020, respectively. Amortization of debt issuance costs related to our Credit Facility was $0.1 million for both the three months ended March 31, 2019 and 2020.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years. Imputed interest expense related to our acquisition debt was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2020, respectively.
11.CONVERTIBLE SUBORDINATED NOTES
The carrying values of the liability and equity components of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) at December 31, 2019 and March 31, 2020 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	March 31, 2020
Current liabilities:
Principal amount	$6,319	$6,319
Unamortized discount of liability component	(319)	(254)
Convertible Notes issuance costs, net of accumulated amortization of $130 and $136, respectively	(29)	(23)
Carrying value of the liability component	$5,971	$6,042

Carrying value of the equity component	$789	$789
The carrying value of the liability component and the carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2019 and March 31, 2020. The balance of our deferred tax liability related to our Convertible Notes was $0.1 million at March 31, 2020.
The fair value of the Convertible Notes, which are Level 2 measurements, was $6.4 million at March 31, 2020. The Convertible Notes are due in March 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
At March 31, 2020, the adjusted conversion rate of the Convertible Notes is 45.5554 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $21.95 per share of common stock.
Interest expense on the Convertible Notes included contractual coupon interest expense of $44,000 and $43,000 for the three months ended March 31, 2019 and 2020, respectively. Accretion of the discount on the Convertible Notes was $57,000 and $65,000 for the three months ended March 31, 2019 and 2020, respectively. Amortization of debt issuance costs related to our Convertible Notes was $6,000 for both the three months ended March 31, 2019 and 2020.

The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 11 months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three months ended March 31, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for both three months ended March 31, 2019 and 2020 was 3.2%.
12.SENIOR NOTES
The carrying value of our 6.625% Senior Notes due 2026 (the “Senior Notes”) at December 31, 2019 and March 31, 2020 is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	March 31, 2020
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $0 and $54, respectively	1,688	1,633
Debt discount, net of accumulated amortization of $765 and $894, respectively	(4,110)	(3,981)
Debt issuance costs, net of accumulated amortization of $216 and $283, respectively	(2,131)	(2,077)
Carrying value of the Senior Notes	$395,447	$395,575
The fair value of the Senior Notes, which are Level 2 measurements, was $432.3 million at March 31, 2020. The Senior Notes are due on June 1, 2026 and bear interest at 6.625% per year which is payable semi-annually in arrears on June 1 and December 1 of each year.
Interest expense on the Senior Notes included contractual coupon interest expense of $5.4 million and $6.6 million for the three months ended March 31, 2019 and 2020, respectively. Amortization of the debt discount on the Senior Notes was $120,000 and $129,000 for the three months ended March 31, 2019 and 2020, respectively and amortization of the debt premium was $54,000 for the three months ended March 31, 2020. Amortization of debt issuance costs on the Senior Notes was $34,000 and $67,000 for the three months ended March 31, 2019 and 2020, respectively.
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 74 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the initial Senior Notes, which were issued in May 2018, for the three months ended March 31, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Senior Notes, which were issued in December 2019, for the three months ended March 31, 2020 was 6.20% and 6.88%, respectively.
13.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost for the three months ended March 31, 2019 and 2020 are as follows (in thousands):

		Three months ended March 31,
	Income Statement Classification	2019	2020
Operating lease cost	Facilities and grounds expense(1)	$924	$957
Short-term lease cost	Facilities and grounds expense(1)	75	57

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$132	$109
Interest on lease liabilities	Interest expense	132	126
Total finance lease cost		264	235
Total lease cost		$1,263	$1,249

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and Home office depreciation and amortization on our Consolidated Statements of Operations.
Variable lease expense was immaterial for the three months ended March 31, 2019 and 2020.

Supplemental cash flow information related to our leases for the three months ended March 31, 2019 and 2020 is as follows (in thousands):

	Three months ended March 31,
	2019	2020
Cash paid for operating leases included in operating activities	979	696
Cash paid for finance leases included in financing activities	228	200
Right-of-use assets obtained in exchange for new leases for the three months ended March 31, 2019 and 2020 is as follows (in thousands):

	Three months ended March 31,
	2019	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$77
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Supplemental balance sheet information related to finance lease right-of-use assets recorded in Property, plant and equipment, net as of December 31, 2019 and March 31, 2020 is as follows (in thousands):

Lease Type	December 31, 2019	March 31, 2020
Finance lease right-of-use assets	$6,770	$6,770
Accumulated depreciation	(1,566)	(1,675)
Finance lease right-of-use assets, net	$5,204	$5,095
The average lease terms and discount rates as of March 31, 2020 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.7	8.1%
Finance leases	6.7	8.2%
The aggregate future lease payments for operating and finance leases as of March 31, 2020 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2020	$2,688	$628
2021	3,725	836
2022	3,365	860
2023	3,267	860
2024	3,262	791
Thereafter	17,799	6,291
Total lease payments	34,106	10,266
Less: Interest	(11,164)	(4,192)
Present value of lease liabilities	$22,942	$6,074
As of March 31, 2020, we had no additional significant operating or finance leases that had not yet commenced.

14.	COMMITMENTS AND CONTINGENCIES
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
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees. Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq. On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act. On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement. In February 2019, a Class Action Settlement Agreement was fully executed and was approved by the Court in October 2019. We paid $0.7 million under the settlement agreement in November 2019. We anticipate the case to formally close in 2020.
15.STOCKHOLDERS’ EQUITY
Restricted Stock
During the three months ended March 31, 2020, we issued restricted stock to certain employees totaling 10,200 shares that vest over a three-year period and had an aggregate grant date market value of approximately $0.3 million at a weighted average stock price of $25.00. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $217,000 and $184,000, for the three months ended March 31, 2019 and 2020, respectively.
As of March 31, 2020, we had $1.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.7 years.
Stock Options
During the three months ended March 31, 2020, we did not grant any stock options.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $204,000 and $215,000, for the three months ended March 31, 2019 and 2020, respectively.
Performance Awards
During the three months ended March 31, 2020, we granted 237,500 performance awards to our leadership team and certain key employees, payable in shares. These awards will vest (if at all) during 2024, provided that certain criteria surrounding our common stock price is achieved and the employee has remained continuously employed with the Company through such date. The fair value of these performance awards was $2.8 million and was determined by using the Monte-Carlo simulation pricing model with the following assumptions:

February 19, 2020
Performance period	February 19, 2020 - December 31, 2024
Simulation period (years)	4.87
Share price at grant date	$25.00
Expected volatility	27.73%
Risk-free interest rate	1.41%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $19,000 and $121,000 for the three months ended March 31, 2019 and 2020, respectively.
See Note 19 to the Consolidated Financial Statements herein for additional information related to our performance awards.
Employee Stock Purchase Plan
During the three months ended March 31, 2020, employees purchased a total of 26,294 shares at a weighted average price of $13.73 per share. The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2020
Dividend yield	0.01%
Expected volatility	48.63%
Risk-free interest rate	1.54%,1.57%,1.57%,1.56%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for the ESPP totaling $105,000 and $163,000 for the three months ended March 31, 2019 and 2020, respectively.
Good to Great Incentive Program
During the three months ended March 31, 2020, we issued 17,991 shares of our common stock to certain employees, which were valued at approximately $449,000 at a grant date stock price of $25.00.
Non-Employee Director Compensation
We compensate our non-employee directors through cash payments or unrestricted shares of common stock, payable in quarterly installments, as elected by the non-employee director. On February 19, 2020, our Board of Directors (the “Board”) revised the Director Compensation Policy to provide that each independent director is entitled to a quarterly retainer of $35,000, payable at the end of the quarter. Committee Chairs and Lead Director payments remain unchanged.
For the three months ended March 31, 2020, we granted an aggregate of 8,821 shares of our common stock to five of our non-employee directors, which were valued at $0.1 million at a weighted average stock price of $16.15.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and common stock awards of $114,000 and $201,000 for the three months ended March 31, 2019 and 2020, respectively.
See Note 19 to the Consolidated Financial Statements herein for additional information related to our Director Compensation Policy.
Share Repurchase
During the three months ended March 31, 2020, we did not repurchase any shares of our common stock pursuant to our share repurchase program. At March 31, 2020, we had approximately $25.6 million available for repurchases under our share repurchase program.
Cash Dividends
During the three months ended March 31, 2019 and 2020, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339
Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Accumulated Other Comprehensive Income
Balance at December 31, 2019	$—
Net unrealized losses associated with available-for-sale securities of the trusts	(45,104)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	45,104
Balance at March 31, 2020	$—

16.EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of the basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2020
Numerator for basic and diluted earnings per share:
Net income (loss)	$6,525	$(4,197)
Less: Loss (earnings) allocated to unvested restricted stock	(33)	13
Income (loss) attributable to common stockholders	$6,492	$(4,184)

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	18,057	17,805
Effect of dilutive securities:
Stock options	40	—
Denominator for diluted earnings per common share - weighted average shares outstanding	18,097	17,805

Basic earnings (loss) per common share:	$0.36	$(0.23)
Diluted earnings (loss) per common share:	$0.36	$(0.23)
For the three months ended March 31, 2019 and 2020, there were no shares that would have been issued upon conversion of our Convertible Notes as a result of the application under the if-converted method prescribed by the FASB ASC 260, Earnings Per Share for the fully diluted weighted average shares outstanding and the corresponding calculation of fully diluted earnings per share.
For the three months ended March 31, 2019 and 2020, there were 1,307,000 and 1,034,000 stock options, respectively, excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three months ended March 31, 2020, 27,000 shares were excluded from the computation of diluted per share amounts because the loss attributable to common stockholders was a loss, not income.
17.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three Months Ended March 31, 2020
	Funeral	Cemetery	Total
Services	$37,559	$3,173	$40,732
Merchandise	20,700	2,286	22,986
Cemetery property	—	8,285	8,285
Other revenue	3,483	2,004	5,487
Total	$61,742	$15,748	$77,490

Three Months Ended March 31, 2019
	Funeral	Cemetery	Total
Services	$33,977	$2,675	$36,652
Merchandise	19,965	1,778	21,743
Cemetery property	—	6,836	6,836
Other revenue	2,221	1,629	3,850
Total	$56,163	$12,918	$69,081

We conduct funeral and cemetery operations only in the United States. The following table presents Operating income (loss), Income (loss) before income taxes and Total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three Months Ended March 31, 2020	$4,311	$4,167	$(6,328)	$2,150
Three Months Ended March 31, 2019	18,076	3,524	(6,001)	15,599

Income (loss) before income taxes:
Three Months Ended March 31, 2020	$4,119	$4,105	$(14,571)	$(6,347)
Three Months Ended March 31, 2019	17,862	3,585	(12,246)	9,201

Total assets:
March 31, 2020	$762,815	$318,960	$38,782	$1,120,557
December 31, 2019	790,459	314,413	24,883	1,129,755
18.SUPPLEMENTARY DATA

Balance Sheet
The following table presents the detail of certain balance sheet accounts as of December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Prepaid and other current assets:
Prepaid expenses	$1,596	$1,660
Deposit on pending acquisition	5,000	—
Federal income taxes receivable	2,973	11,814
State income taxes receivable	986	853
Other current assets	112	120
Total prepaid and other current assets	$10,667	$14,447

Current portion of debt and lease obligations:
Current portion of acquisition debt	$1,306	$1,085
Current portion of finance lease obligations	290	298
Current portion of operating lease obligations	1,554	1,836
Total current portion of debt and lease obligations	$3,150	$3,219

Accrued and other liabilities:
Accrued salaries and wages	$4,323	$2,803
Accrued incentive compensation	9,199	1,009
Accrued vacation	2,880	2,994
Accrued insurance	2,329	2,532
Accrued interest	2,299	8,979
Accrued ad valorem and franchise taxes	678	1,063
Accrued commissions	560	565
Perpetual care trust payable	401	146
Other accrued liabilities	1,357	837
Unrecognized tax benefit	—	2,860
Total accrued and other liabilities	$24,026	$23,788

Other long-term liabilities:
Incentive compensation	$1,267	$1,435
Contingent consideration	470	—
Total other long-term liabilities	$1,737	$1,435

19.SUBSEQUENT EVENTS
On April 23, 2020, as part of our broad-based effort to respond to COVID-19, the Compensation Committee of the Board approved, with the agreement of the impacted executive officers, temporary salary reductions to the base salary of our Chief Executive Officer by 15%, the base salary of our President and Chief Operating Officer by 10% and the base salaries of the Company’s other Executive Officers by 7.5%, along with a temporary reduction of the quarterly retainer for our non-employee directors from $35,000 per quarter to $29,750 per quarter (or 15%) effective April 19, 2020. With respect to the Director Compensation Policy, all other provisions of the policy remain unchanged, including the lead director and chairmanship fees. The Company will reevaluate these temporary reductions of compensation on a monthly basis
On April 29, 2020, we filed a Current Report on Form 8-K giving notice that the Company intends to avail itself of an extension to file its Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2020. The Company is relying on the Securities and Exchange Commission’s (the “SEC”) Orders under Section 36 of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended (Release Nos. 34-88318 and 34-88465), to delay the filing of its Quarterly Report.
On May 18 2020, we received a waiver under our Credit Facility for the failure to comply with the Total Leverage Ratio covenant for the fiscal quarter ended March 31, 2020. In connection with the waiver, the Credit Facility was also amended to increase the interest rate margin applicable to borrowings by up to 0.625% at each pricing level based on the Total Leverage Ratio. Immediately following the effectiveness of the limited waiver and fourth amendment, $74.0 million remained available for borrowing under the Credit Facility.
On May 19, 2020, the Board approved an increase of $0.05 to our annual dividend beginning with the next dividend declaration in the third quarter.
On May 19, 2020 Compensation Committee of the Board approved a new Performance Award Agreement (the “New Agreement”) for certain eligible employees. Pursuant to the New Agreement, the target share awards for each of the eligible employees will vest on December 31, 2024 if the Company’s common stock reaches one of five pre-determined growth targets for a sustained period beginning on the grant date of May 19, 2020 and ending on December 31, 2024.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. These statements include, but are not limited to, statements regarding any projections of earnings, revenue, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	our ability to find and retain skilled personnel;

•	our ability to execute our growth strategy;

•	the execution of our Standards Operating, 4E Leadership and Standard Acquisition Models;

•	the effects of competition;

•	changes in the number of deaths in our markets;

•	changes in consumer preferences;

•	our ability to generate preneed sales;

•	the investment performance of our funeral and cemetery trust funds;

•	fluctuations in interest rates;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

•	our ability to meet the timing, objectives and cost saving expectations related to anticipated financing activities

•	the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	our level of indebtedness and the cash required to service our indebtedness;

•	changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service;

•	effects of the application of other applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	the potential impact of epidemics and pandemics, including the COVID-19 coronavirus (“COVID-19”), on customer preferences and on our business;

•	effects of litigation and burial practice claims;

•	consolidation of the funeral and cemetery industry;

•	our ability to integrate acquired businesses with our existing businesses; and

•	other factors and uncertainties inherent in the funeral and cemetery industry.
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
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading U.S. provider of funeral and cemetery services and merchandise. We operate in two business segments: Funeral Home Operations, which currently account for approximately 80% of our revenue, and Cemetery Operations, which currently account for approximately 20% of our revenue.
At March 31, 2020, we operated 186 funeral homes in 29 states and 32 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Business Impact under the Macroeconomic Environment of COVID-19
On March 11, 2020, COVID-19 was deemed a global pandemic and since then, the Company has continued to proactively monitor and assess the pandemic’s current and potential impact to the Company’s operations. Since early March, the Company’s senior leadership team has taken certain steps to assist our businesses in appropriately adjusting and adapting to the conditions resulting from the COVID-19 pandemic. Our businesses have been designated as essential services and, therefore, each one of the Company’s business locations remains open and ready to provide service to their communities in this time of need. While our businesses provide an essential public function, along with a critical responsibility to the communities and families they serve, the health and safety of our employees and the families we serve remain our top priority. The Company has taken additional steps during this time to continually review and update our processes and procedures to comply with all regulatory mandates and procure additional supplies to ensure that each of our businesses have appropriate personal protective equipment to provide these essential services. Additionally, in many of our business locations, we have also updated staffing and service guidelines, such as reducing the number of team members present for a service, restricting the size and number of attendees and adjusting other operating procedures. The Company has also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities they serve.
The overall impact of the macroeconomic environment to the deathcare industry from COVID-19 may provide varying results as compared to other industries, because death occurs on a relatively consistent basis. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. Changes in the macroeconomic environment as a result of the pandemic may not necessarily impact volume, but could create situations where people choose to spend less on funerals by purchasing less expensive caskets, minimize the scale of services and visitations, or elect not to make a preneed funeral or cemetery arrangement. During this time, our businesses have been focused on being innovative and resourceful, providing some type of immediate service as part of the grieving process. Gathering and travel restrictions across many areas of the country have limited our ability to provide large, in-person memorialization services and we have seen client families elect webcasting and livestreaming services, hold services with smaller attendance or rotating visitors, or in some cases, choose to delay services to a future date. We have also offered various incentives to our customers and sales counselors to continue to foster sales in our cemeteries.
Within our financial reporting environment, we have considered various areas that could affect the results of our operations, though the scope, severity and duration of these impacts remain uncertain at this time because the COVID-19 pandemic is continually evolving and the ultimate impact of COVID-19 remains highly uncertain. Certain estimates inherently involve assumptions about future events and annual results, making reliable estimates for those matters challenging in periods of extreme economic instability. We do not believe we are vulnerable to certain concentrations, whether by geographic area, revenue for specific products or our relationships with our vendors. Our relationships with our vendors and suppliers have remained consistent and we continue to receive utmost service. Remote working arrangements have not adversely affected our ability to maintain and support operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. Our employees at the Houston Support Office, which account for approximately 5% of our total employee population, were the primary group affected by stay-at-home state and local orders.

We believe our access to capital, the cost of our capital, or the sources and uses of our cash should be relatively consistent in the near term. However, we believe given the unprecedented nature of COVID-19, it is prudent for us to take a broad-based approach to ensuring we maintain financial flexibility throughout the expected duration of the pandemic. We have, as part of a larger plan, taken steps to reduce overall expenses throughout the rest of 2020. For example, discretionary spending, such as growth capital expenditures (primarily cemetery inventory development) will be tightly managed and minimized during this time. Moreover, our executive officers and non-employee directors voluntarily agreed to temporary reductions in salary compensation effective as of April 19, 2020. See Liquidity within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to our liquidity position.
We have also applied certain measures of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, which we anticipate should provide a cash benefit in the form of a tax payment refund, tax credits related to employee retention, cash deferral for the employer portion of the Social Security tax and anticipated minimal cash taxes for 2020. See Item 1, Financial Statements and Supplementary Data, Note 1 for additional information related to the CARES Act.
The COVID-19 pandemic, and related gathering restrictions issued by state and local officials, did impact aspects of our financial results in the first quarter, including revenue, preneed cemetery sales, and average revenue per contract. While it is difficult to gauge the exact extent of that impact over the last few weeks of the first quarter, the Company will continue to implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related gathering restrictions evolves.
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
Business Strategy
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long-term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture and operating framework linked with incentive compensation programs that attract top-quality industry talent to our organization.
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
4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by the late Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high-performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level within our Standards in a business year after year, we require local Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams.
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
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position, steps taken to reduce overall expenses throughout the rest of 2020, and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures, acquisition or divestiture plans, or business impacts from the pandemic change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read (i) Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our plan is to remain focused on integrating our newly acquired businesses and to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes and for payment of dividends and our debt obligations. Discretionary spending, such as internal growth projects and expenditures (primarily cemetery inventory development, along with funeral home expansion projects) will be tightly managed and minimized during the remainder of 2020. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to, subject to satisfying certain financial covenants in our Credit Facility, repurchase shares of our common stock and our remaining 2.75% convertible subordinated notes due 2021 (“Convertible Notes”) in open market or privately negotiated transactions. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions.
As of March 31, 2020, we have net unrealized losses of $45.1 million in our trusts. At March 31, 2020, these net unrealized losses represented 18% of our original cost basis of $245.2 million. The decline in fair value is largely due to changes in interest rates and other market conditions. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. In addition, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. Changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income (loss) and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
We rely on our trust investments to provide funding for the various contractual obligations that arise upon maturity of the underlying preneed contracts. Because of the long-term relationship between the establishment of trust investments and the required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.
In light of recent developments relating to COVID-19, we believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months.
Cash Flows
We began 2020 with $0.7 million in cash and other liquid investments and ended the first quarter with $11.9 million. As of March 31, 2020, we had borrowings of $114.0 million outstanding on our Credit Facility compared to $83.8 million as of December 31, 2019.
The following table sets forth the elements of cash flow for the three months ended March 31, 2019 and 2020 (in thousands):

	Three months ended March 31,
	2019	2020
Cash at beginning of year	$644	$716

Net cash provided by operating activities	10,994	13,546

Acquisitions	—	(28,000)
Net proceeds from the sale of other assets	100	78
Capital expenditures	(3,543)	(2,738)
Net cash used in investing activities	(3,443)	(30,660)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	(6,571)	29,713
Payment of debt issuance costs related to the Senior Notes	—	(14)
Net proceeds from employee equity plans	572	127
Dividends paid on common stock	(1,360)	(1,339)
Other financing costs	(162)	(169)
Net cash provided by (used in) financing activities	(7,521)	28,318

Cash at end of the period	$674	$11,920
Operating Activities
For the three months ended March 31, 2020, cash provided by operating activities was $13.5 million compared to $11.0 million for the three months ended March 31, 2019. The increase of $2.5 million was due primarily to favorable working capital changes during the period.

Investing Activities
Our investing activities, resulted in a net cash outflow of $30.7 million for the three months ended March 31, 2020 compared to $3.4 million for the three months ended March 31, 2019, an increase of $27.3 million.
During the three months ended March 31, 2020, we acquired a funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid in 2020.
For the three months ended March 31, 2020, capital expenditures totaled $2.7 million compared to $3.5 million for the three months ended March 31, 2019, a decrease of $0.8 million. The following tables present our growth and maintenance capital expenditures (in thousands):

	Three months ended March 31,
	2019	2020
Growth
Cemetery development	$1,067	$954
Renovations at certain businesses	744	141
Other	39	87
Total growth expenditures	$1,850	$1,182

Maintenance
Facility repairs and improvements	$217	$246
Vehicles	587	428
General equipment and furniture	781	649
Paving roads and parking lots	61	132
Other	47	101
Total maintenance expenditures	$1,693	$1,556

Total capital expenditures	$3,543	$2,738
Financing Activities
Our financing activities resulted in a net cash inflow of $28.3 million for the three months ended March 31, 2020 compared to a net cash outflow of $7.5 million for the three months ended March 31, 2019, an increase of $35.8 million. During the three months ended March 31, 2020, we had net borrowings on our Credit Facility of $30.2 million and payments on our acquisition debt and finance leases of $0.5 million and paid $1.3 million in dividends.
During the three months ended March 31, 2019, we had net payments on our Credit Facility of $6.1 million and payments on our acquisition debt and finance leases of $0.5 million and paid $1.4 million in dividends.
Dividends
During the three months ended March 31, 2019 and 2020, our Board of Directors declared the following dividends payable on the dates below (in thousands, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339
Share Repurchases
During the three months ended March 31, 2020, we did not repurchase any shares of common stock pursuant to our share repurchase program. At March 31, 2020, we had approximately $25.6 million available for repurchases under our share repurchase program.

Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at March 31, 2020 is as follows (in thousands):

March 31, 2020
Credit Facility	$114,000
Finance leases	6,074
Operating leases	22,942
Acquisition debt	6,547
Total	$149,563
Credit Facility
At March 31, 2020, our Credit Facility was comprised of: (i) a $190.0 million revolving credit facility, which includes a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries and party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. As of March 31, 2020, we were subject to the following financial covenant under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. As more fully described below, we were not in compliance with the Total Leverage Ratio covenant for the quarter ended March 31, 2020.
As of March 31, 2020, the Company was not in compliance with the Total Leverage Ratio covenant requirement as noted above. On May 18, 2020, we received a waiver under our Credit Facility for the failure to comply with the Total Leverage Ratio covenant for the fiscal quarter ended March 31, 2020. In connection with the waiver, the Credit Facility was also amended to increase the interest rate margin applicable to borrowings by up to 0.625% at each pricing level based on the Total Leverage Ratio. Immediately following the effectiveness of the limited waiver and fourth amendment, $74.0 million remained available for borrowing under the Credit Facility.
We are in compliance with the fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of March 31, 2020. We expect to be in compliance with all of our covenant requirements for the next twelve months.
We had one letter of credit issued on November 30, 2019 and outstanding under the Credit Facility for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of March 31, 2020, the prime rate margin was equivalent to 1.50% and the LIBOR rate margin was 2.50%. The weighted average interest rate on our Credit Facility for the three months ended March 31, 2019 and 2020 was 4.1% and 4.3%, respectively.

The interest expense and amortization of debt issuance costs related to our Credit Facility during the three months ended March 31, 2019 and 2020 is as follows (in thousands):

	Three months ended March 31,
	2019	2020
Credit Facility interest expense	$379	$1,230
Credit Facility amortization of debt issuance costs	54	126
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to nineteen years. Many leases include one or more options to renew, some of which include options to extend the leases for up to 26 years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years.
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases during the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	Three months ended March 31,
	2019	2020
Operating lease cost	$924	$957
Short-term lease cost	75	57

Finance lease cost:
Depreciation of lease right-of-use assets	$132	$109
Interest on lease liabilities	132	126
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our Credit acquisition debt during the three months ended March 31, 2019 and 2020 is as follows (in thousands):

	Three months ended March 31,
	2019	2020
Acquisition debt imputed interest expense	$168	$127

Convertible Subordinated Notes due 2021
At March 31, 2020, the principal amount of the liability component of our Convertible Notes was $6.3 million, the net carrying amount was $6.0 million and the carrying amount of the equity component was $0.8 million The fair value of the Convertible Notes, which are Level 2 measurements, was $6.4 million at March 31, 2020. The Convertible Notes are due in March 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes during the three months ended March 31, 2019 and 2020 is as follows (in thousands):

	Three months ended March 31,
	2019	2020
Convertible Notes interest expense	$44	$43
Convertible Notes accretion of debt discount	57	65
Convertible Notes amortization of debt issuance costs	6	6
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 11 months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three months ended March 31, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for both the three months ended March 31, 2019 and 2020 was 3.2%.

Senior Notes due 2026
At March 31, 2020, the principal amount of our Senior Notes was $400.0 million. The fair value of the Senior Notes, which are Level 2 measurements, was $432.3 million at March 31, 2020. The Senior Notes are due on June 1, 2026 and bear interest at 6.625% per year, which is payable semi-annually in arrears on June 1 and December 1 of each year.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes during the three months ended March 31, 2019 and 2020 is as follows (in thousands):

	Three months ended March 31,
	2019	2020
Senior Notes interest expense	$5,383	$6,625
Senior Notes amortization of debt discount	120	129
Senior Notes amortization of debt premium	—	(54)
Senior Notes amortization of debt issuance costs	34	67
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 74 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the initial Senior Notes, which were issued in May 2018, for the three months ended March 31, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Senior Notes, which were issued in December 2019, for the three months ended March 31, 2020 was 6.20% and 6.88%, respectively.
Financial Highlights
Below are our financial highlights for the three months ended March 31, 2019 and 2020 (in thousands except for volumes and averages):

	Three Months Ended March 31,
	2019	2020
Revenue	$69,081	$77,490
Funeral contracts	9,881	11,493
Average revenue per funeral contract	$5,635	$5,233
Preneed interment rights (property) sold	1,462	1,868
Average price per preneed interment right sold	$3,808	$3,779
Gross profit	$21,600	$23,171
Net income (loss)	$6,525	$(4,197)
Revenue for the three months ended March 31, 2020 increased $8.4 million compared to the three months ended March 31, 2019, as we experienced a 16.3% increase in total funeral contracts due to the funeral home acquisitions made in the fourth quarter of 2019 and first quarter of 2020, offset by a decrease in the average revenue per funeral contract of 7.1%. In addition, we experienced an increase of 27.8% in the number of preneed interment rights (property) sold due to the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020, while the average price per interment right sold decreased 0.8%.
Gross profit for the three months ended March 31, 2020 increased $1.6 million compared to the three months ended March 31, 2019, primarily due to the increase in revenue from both our funeral home and cemetery segments due to the acquisitions made in the fourth quarter of 2019 and first quarter of 2020.
Net income for the three months ended March 31, 2020 decreased $10.7 million compared to the three months ended March 31, 2019, primarily due to the impairment of goodwill and tradenames and increase in interest expense related to our Senior Notes, offset by the increase in gross profit.
Further discussion of Revenue and the components of Gross profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Interest expense, Income taxes and other components of income and expenses are presented herein under “– Other Financial Statement Items.”

REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the quarter ended March 31, 2020 dated May 19, 2020 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net income (loss) (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three months ended March 31, 2019 and 2020 (in thousands):

	Three months ended March 31,
	2019	2020
Net income (loss)	$6,525	$(4,197)
Special items, net of tax except for items noted by **(1)
Acquisition and divestiture expenses	—	90
Severance and retirement costs	171	228
Accretion of discount on Convertible Notes**	57	65
Net impact of impairment of goodwill and other intangibles(2)	—	9,757
Litigation reserve	99	59
Natural disaster costs	—	111
Adjusted net income(3)	$6,852	$6,113

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 21 percent for the three months ended March 31, 2019 and 2020, except for the Accretion of the discount on the Convertible Notes, as this is a non-tax deductible item and the Net impact of impairment of goodwill and other intangibles (described below).

(2)	The Net impact of impairment of goodwill and other intangibles special item is net of the operating tax rate of 33.6%.
(3)
Adjusted net income is defined as Net income (loss) plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three months ended March 31, 2019 and 2020 (in thousands):

	Three months ended March 31,
	2019	2020
Gross profit	$21,600	$23,171

Cemetery property amortization	849	877
Field depreciation expense	3,085	3,290
Regional and unallocated funeral and cemetery costs	2,789	2,756
Operating profit(1)	$28,323	$30,094

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment for the three months ended March 31, 2019 and 2020 (in thousands):

	Three months ended March 31,
	2019	2020
Funeral Home	$23,167	$24,274
Cemetery	5,156	5,820
Operating profit	$28,323	$30,094

Operating profit margin(1)	41.0%	38.8%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2020 and 2019.
The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2016 and owned and operated for the entirety of each period being presented, excluding certain funeral home businesses that we intend to divest in the near future.
The term “acquired” refers to funeral homes and cemeteries purchased after December 31, 2015, excluding any funeral home businesses that we intend to divest in the near future. This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” when discussed in the Funeral Home Segment, refers to the three funeral home businesses whose building leases expired, one funeral home business we sold and a funeral home business we merged with a business in an existing market in 2019.
“Planned divested” in the Funeral Home Segment refers to the funeral home businesses that we intend to divest in the near future.
“Ancillary” in the Funeral Home Segment represents our flower shop, pet cremation business and online cremation business in Texas.
Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2019	2020
Revenue:
Same store operating revenue	$45,018	$44,866
Acquired operating revenue	6,953	11,714
Divested/planned divested revenue	2,027	1,722
Ancillary funeral services revenue	—	1,151
Preneed funeral insurance commissions	359	366
Preneed funeral trust and insurance	1,806	1,923
Total	$56,163	$61,742

Operating profit:
Same store operating profit	$18,071	$17,236
Acquired operating profit	2,739	4,245
Divested/planned divested operating profit	459	466
Ancillary funeral services operating profit	—	295
Preneed funeral insurance commissions	133	160
Preneed funeral trust and insurance	1,765	1,872
Total	$23,167	$24,274
The following measures reflect the significant metrics over this comparative period:

	Three Months Ended March 31,
	2019	2020
Same store:
Contract volume	8,289	8,762
Average revenue per contract, excluding preneed funeral trust earnings	$5,431	$5,121
Average revenue per contract, including preneed funeral trust earnings	$5,618	$5,314
Burial rate	39.3%	36.9%
Cremation rate	53.0%	55.1%

Acquired:
Contract volume	1,050	2,208
Average revenue per contract, excluding preneed funeral trust earnings	$6,623	$5,305
Average revenue per contract, including preneed funeral trust earnings	$6,746	$5,372
Burial rate	50.1%	41.8%
Cremation rate	43.0%	53.4%
Funeral home same store operating revenue for the three months ended March 31, 2020 decreased $0.2 million compared to the three months ended March 31, 2019. Although same store contract volume increased 5.7%, it was offset by a decrease in contract averages excluding preneed interest of 5.7%. The decrease in funeral contract averages for the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to a 240 basis point decrease in the burial rate. In addition, over the last two weeks of March, we saw a decrease in services performed due to the rigorous restrictions placed on gatherings mandated by state, provincial, and local governments as COVID-19 became more prominent and individuals began to practice social distancing and comply with multiple state and provincial shelter in place orders. For both burial and cremation contracts for which memorial services were performed, we experienced a 230 and 390 basis point decrease in the number of these contracts, respectively, in the three months ended March 31, 2020.
Funeral same store operating profit for the three months ended March 31, 2020 decreased $0.8 million when compared to the three months ended March 31, 2019, and the comparable operating profit margin decreased 170 basis points to 38.4%. The decrease in operating margin is due to the decrease in same store operating revenue, along with a 2.5% increase in operating costs.

Same store salaries and benefits for the three months ending March 31, 2020 had the largest increase of $0.4 million compared to the three months ended March 31, 2019. The increase in salaries and benefits was primarily due to the increase in contract volume as we experienced an increase in the demand for pickup and embalming services. The costs for funeral supplies for the three months ending March 31, 2020 increased $0.1 million compared to the same period in 2019 as our funeral homes ramped up their purchases of supplies in preparation for COVID-19. The provision for credit losses increased $0.1 million compared to the three months ending March 31, 2020 compared to the three months ending March 31, 2019.
Funeral home acquired operating revenue for the three months ended March 31, 2020 increased $4.8 million, as our funeral home acquired portfolio for the three months ended March 31, 2020 included nine funeral home businesses over four acquisitions acquired in the fourth quarter of 2019 and one business acquired in the first quarter of 2020 not present in the three months ended March 31, 2019.
Acquired operating profit for the three months ended March 31, 2020 increased $1.5 million when compared to the three months ended March 31, 2019. Operating profit margin decreased 320 basis points to 36.2% for the three months ended March 31, 2020 compared to the same period in 2019. The decrease is primarily due to the recently acquired businesses (discussed above), as operating profit margins for these businesses were lower compared to our other acquired businesses, particularly with regard to higher salaries and benefits expenses. We expect the operating margins for our recently acquired businesses to increase as we focus on integrating these businesses into our high performance framework of the Standards Operating Model.
Ancillary funeral services revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business and online cremation business in Texas, which were acquired in the fourth quarter of 2019. Operating profit from our ancillary funeral service businesses was $0.3 million for the three months ended March 31, 2020, with an operating profit margin of 25.6%.
Preneed funeral insurance commissions and preneed funeral trust and insurance, also recorded in Other revenue, on a combined basis, increased $0.1 million or 5.7% for the three months ended March 31, 2020 compared to the same period in 2019. The increase is primarily due to the increase in preneed trust and insurance, while preneed funeral commissions remained fairly flat. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased 7.1% for the same comparative period in 2019, primarily due to the increase in funeral trust and insurance revenue.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2019	2020
Revenue:
Same store operating revenue	$11,289	$10,945
Acquired operating revenue	—	2,799
Preneed cemetery trust and insurance	1,251	1,761
Preneed cemetery finance charges	378	243
Total	$12,918	$15,748

Operating profit:
Same store operating profit	$3,661	$3,151
Acquired operating profit	—	827
Preneed cemetery trust and insurance	1,117	1,599
Preneed cemetery finance charges	378	243
Total	$5,156	$5,820

The following measures reflect the significant metrics over this comparative period:

	Three Months Ended March 31,
	2019	2020
Same store:
Preneed revenue as a percentage of operating revenue	59%	58%
Preneed revenue (in thousands)	$6,661	$6,311
Atneed revenue (in thousands)	$4,629	$4,634
Number of preneed interment rights sold	1,462	1,568
Average price per interment right sold	$3,808	$3,604

Acquired:
Preneed revenue as a percentage of operating revenue	n/a	62%
Preneed revenue (in thousands)	n/a	$1,736
Atneed revenue (in thousands)	n/a	$1,063
Number of preneed interment rights sold	n/a	300
Average price per interment right sold	n/a	$4,696
Cemetery same store preneed revenue for the three months ended March 31, 2020 decreased $0.3 million due to the decrease in cemetery property revenue as we experienced a 5.4% decrease in the average price of interments, offset by a 7.3% increase in the number of preneed interment rights sold compared to the same period in 2019. Cemetery same store atneed revenue, which represents approximately 42% of our same store operating revenue remained flat as we experienced a 0.7% increase in the average sale per contract, offset by a 0.6% decrease in the number of atneed contracts sold.
Cemetery same store operating profit for the three months ended March 31, 2020 decreased $0.5 million from the same period in 2019. The comparable operating profit margin decreased 360 basis points to 28.8% for the three months ended March 31, 2020 from 32.4% in the same period in 2019. The decrease in operating profit margin is a result of the decrease in operating revenue and a 2.2% increase in operating costs, most notably a $0.2 million increase in promotional expenses.
Our acquired cemetery portfolio includes two businesses acquired during the fourth quarter of 2019 and one business acquired during the first quarter of 2020. These three businesses contributed $2.8 million in revenue and $0.8 million in operating profit for the three months ended March 31, 2020.
Preneed cemetery trust and insurance and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis increased $0.4 million for the three months ended March 31, 2020 compared to the same period in 2019. Earnings in our perpetual care trust fund increased $0.5 million due to our acquisitions. Operating profit for the two categories of Other revenue, on a combined basis, also increased $0.3 million for the three months ended March 31, 2020 compared to the same period in 2019.
Cemetery property amortization. Cemetery property amortization remained flat at $0.9 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Field depreciation. Depreciation expense for our field businesses increased $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily attributable to additional depreciation expense from the assets acquired through our 2019 and first quarter 2020 acquisitions.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs remained flat at $2.8 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $5.9 million for the three months ended March 31, 2020, an increase of $0.3 million compared to the three months ended March 31, 2019. The increase was primarily attributable to a $0.5 million increase in salaries and benefits and severance costs, offset by a $0.2 million decrease in incentive and equity compensation costs.

Home office depreciation and amortization. Home office depreciation and amortization expense remained flat at $0.4 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Impairment of goodwill and other intangibles. As a result of the economic conditions caused by the response to COVID-19, we performed a quantitative assessment of our goodwill and indefinite-lived intangible assets at March 31, 2020. We recorded a goodwill impairment of $13.6 million related to our funeral homes in the Eastern Reporting Unit as the carrying value of goodwill exceeded the fair value at March 31, 2020. We also recorded a $1.1 million impairment charge to certain of our tradenames as the carrying amount of these tradenames exceeded the fair value.
Interest expense. Interest expense totaled $8.4 million for the three months ended March 31, 2020, an increase of $2.1 million compared to the three months ended March 31, 2019. The increase was primarily due to increased borrowings on our Credit Facility and the $75.0 million of additional Senior Notes we issued on December 19, 2019.
Accretion of discount on convertible subordinated notes. We recognized accretion of the discount on our Convertible Notes of $0.1 million for both the three months ended March 31, 2020 and 2019.
Income taxes. We calculate our quarterly income tax expense (benefit) using a forecasted annual effective tax rate and we adjust for any discrete items arising during the quarter. Our income tax benefit was $2.2 million for the three months ended March 31, 2020 compared to an income tax expense of $2.7 million for the three months ended March 31, 2019. Our operating tax rate before discrete items was 33.6% and 28.0% for the three months ended March 31, 2020 and 2019, respectively. We recorded $0.7 million of additional tax expense in the three months ended March 31, 2020 related to the impairment of goodwill and other intangibles for businesses that were previously acquired as a stock acquisition, which caused an increase of 3.6% in our operating tax rate.
In connection with the CARES Act, we expect to file a claim for a refund during 2020 to carryback the net operating losses generated in the tax years ending December 31, 2018 and 2019 and have included the impact in our current provision. In an effort to maximize the expected benefits afforded by the CARES Act we plan to amend our 2018 tax return to include the additional first year depreciation deduction for qualified improvement property. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of the timing of receiving Internal Revenue Service approval for non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2020 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2020 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 6 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.47% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2020, we had outstanding borrowings under the Credit Facility of $114.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or the LIBOR rate plus a margin. At March 31, 2020, the prime rate margin was equivalent to 1.50% and the LIBOR rate margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.1 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at the fixed annual rate of 2.75%. The Convertible Notes do not contain a call feature. At March 31, 2020, the carrying value of the Convertible Notes on our Consolidated Balance Sheet was $6.0 million and the fair value of the Convertible Notes was $6.4 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA)”. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at the fixed annual rate of 6.625%. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At March 31, 2020, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.6 million and the fair value of the Senior Notes was $432.3 million based on the last traded or broker quoted price, as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective as of March 31, 2020 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
See Part I, Item 1, Financial Statements and Supplementary Data, Note 14 for additional information related to our legal proceedings.

Item 1A.	Risk Factors.
Risk Factor Update
In light of the rapidly evolving COVID-19 outbreak, we are also supplementing the risk factors set out under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) with the new risk factor set out below. The risk factors below should be read in conjunction with the risk factors set out in our 2019 Form 10-K:
Unfavorable economic conditions, including as a result of health and safety concerns, could adversely affect our business, financial condition or results of operations.
Our business and operational results could be adversely affected by general conditions in the U.S. economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the current outbreak of the COVID-19 coronavirus (“COVID-19”), which has been declared by the World Health Organization to be a pandemic. The most recent U.S. and global economic and financial conditions related to COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, and the related adverse economic and health consequences could result in a variety of risks to our business, financial condition or results from operations, including weakened demand from our client families, decreased preneed sales, increased preneed installment contract defaults, increased cremation rates, reduced access to capital and credit markets or delays in obtaining client family payments. A weak or declining economy could also strain our supply partners. Additionally, our business relies heavily on our employees, including key employees due to the localized and personal nature of our business, and adverse events such as health-related concerns, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of pandemic diseases such as COVID-19, we may lose the services of a number of our key employees or experience system interruptions, which could lead to impacts to our regular business operations, inefficiencies and reputational harm. Due to the uncertainty around the ultimate impact of the COVID-19 outbreak to our business and operations, the impact on our business and operational results cannot be reasonably estimated at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current COVID-19 pandemic and financial market conditions could adversely impact our business.
Covenant restrictions in our debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants, our lenders could accelerate our indebtedness, proceed against certain collateral or exercise other remedies, which could have a material adverse effect on us.
The covenants in our Credit Facility and the indenture governing our Senior Notes contain a number of provisions that impose operating and financial restrictions which, subject to certain exceptions, limit our ability and the ability of our subsidiaries to, among other things: incur additional indebtedness (including guarantees); pay dividends or make distributions or redeem or repurchase our common stock; make investments; grant liens on assets; make capital expenditures; enter into transactions with affiliates; enter into sale-leaseback transactions; sell or dispose assets; and acquire the assets of, or merge or consolidate with, other companies.
We are required to comply with certain financial covenants in our Credit Facility. Complying with these financial covenants and other restrictive covenants, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or working capital needs or to take advantage of future business opportunities. Our ability to comply with these covenants and will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions could result in a default under any future debt instrument, which could lead to an acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions, each of which could have a material adverse effect on us. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our Credit Facility, the lenders thereunder may choose to exercise their remedies in respect of the collateral, including a foreclosure of their lien which results in a sale of certain of our funeral assets to satisfy our obligations under the Credit Facility.
Pursuant to the terms of our Credit Facility, we must comply with, amongst other things, a maximum Total Leverage Ratio covenant which is measured quarterly. If we are unable to comply with the maximum Total Leverage Ratio, we will be in immediate default under the Credit Facility. The COVID-19 pandemic may have a future impact on our business which could result in our inability to comply with this Total Leverage Ratio covenant and other covenants in our Credit Facility. There can be no assurance that the lenders will agree to amend the Credit Facility in the future to adjust or eliminate this covenant or whether the lenders may agree to waive any non-compliance with this financial covenant or any other covenant in the future.
Moreover, if we do not maintain compliance with our continuing obligations or any covenants, terms and conditions of the Credit Facility, we could be in default and required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. It may be difficult for us to find an alternative lending source under these circumstances. Without access to borrowings under the Credit Facility, our liquidity would be adversely affected and we would lack sufficient working capital to operate our business as presently conducted. Any disruption in access to credit could force us to take measures to conserve cash.
New or revised tax regulations could have a material effect on our financial statements
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, amended, or applied in a manner that has a material effect on us, which could materially impact our business and financial condition. For example, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the macroeconomic environment conditions posed by COVID-19. The CARES Act is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. Based on available guidance, we anticipate that the legislative changes will have a positive impact on our earnings and cash flow. We have conducted an initial analysis into determining the impact of the legislative changes on our provision for income taxes. As the enacted legislation includes provisions that would expire after certain periods of time, the fact that our business has the potential to change its operating situation, and the existence of potential changes by state tax authorities related to conformity with federal tax regulations, the possibility exists that the future benefit of the legislation could change. In addition, it is uncertain if, and to what extent, various states will conform to the CARES Act, or any newly enacted or revised federal tax legislation. Under the CARES Act, the primary areas that should be considered for future earnings and cash impact are the changes to the interest expense limitation threshold and the technical correction to the Tax Cuts and Jobs Act regarding the qualified improvement property now being eligible for full expensing. We continue to work to determine the full impact that the recent tax legislation as a whole will have on us.

Please also refer to the complete set of Risk Factors under Item 1A in the Company’s 2019 Form 10-K, filed with the U.S. Securities and Exchange Commission on February 28, 2020, for additional risks and uncertainties to the Company that may have an adverse effect on the Company’s business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

January 1, 2020 - January 31, 2020	482	$23.67	—	$25,601,446
February 1, 2020 - February 29, 2020	9,392	$23.90	—	$25,601,446
March 1, 2020 - March 31, 2020	—	$—	—	$25,601,446
Total for quarter ended March 31, 2020	9,874		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Note 15 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	May 27, 2020	/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Chief Accounting Officer and Secretary
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
10.1
Limited Waiver and Fourth Amendment to Credit Agreement, dated as of May 18, 2020, by and among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, as administrative agent, swing line lender and L/C issuer. Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 22, 2020.

10.2
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2020.

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