Form 10-Q
period 2020-06-30
CARRIAGE SERVICES INC
filed 2020-08-04
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 29, 2020 was 17,933,918.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2019	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$716	$692
Accounts receivable, net	21,478	20,033
Inventories	6,989	7,410
Prepaid and other current assets	10,667	12,087
Total current assets	39,850	40,222
Preneed cemetery trust investments	72,382	72,569
Preneed funeral trust investments	96,335	90,235
Preneed cemetery receivables, net	20,173	20,238
Receivables from preneed trusts, net	18,024	17,471
Property, plant and equipment, net	279,200	277,564
Cemetery property, net	87,032	101,509
Goodwill	398,292	396,861
Intangible and other non-current assets, net	32,116	33,348
Operating lease right-of-use assets	22,304	21,407
Cemetery perpetual care trust investments	64,047	63,228
Total assets	$1,129,755	$1,134,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,150	$3,456
Accounts payable	8,413	8,042
Accrued and other liabilities	24,026	23,267
Convertible subordinated notes due 2021	—	6,115
Total current liabilities	35,589	40,880
Acquisition debt, net of current portion	5,658	5,285
Credit facility	82,182	88,327
Convertible subordinated notes due 2021	5,971	—
Senior notes due 2026	395,447	395,668
Obligations under finance leases, net of current portion	5,854	5,696
Obligations under operating leases, net of current portion	21,533	20,583
Deferred preneed cemetery revenue	46,569	47,657
Deferred preneed funeral revenue	29,145	28,660
Deferred tax liability	41,368	46,765
Other long-term liabilities	1,737	1,524
Deferred preneed cemetery receipts held in trust	72,382	72,569
Deferred preneed funeral receipts held in trust	96,335	90,235
Care trusts’ corpus	63,416	62,312
Total liabilities	903,186	906,161
Commitments and contingencies:
Stockholders’ equity:
Common stock, $.01 par value; 80,000,000 shares authorized and 25,880,362 and 25,959,257 shares issued at December 31, 2019 and June 30, 2020, respectively	259	260
Additional paid-in capital	242,147	241,868
Retained earnings	86,213	88,413
Treasury stock, at cost; 8,025,339 at both December 31, 2019 and June 30, 2020	(102,050)	(102,050)
Total stockholders’ equity	226,569	228,491
Total liabilities and stockholders’ equity	$1,129,755	$1,134,652
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Revenue:
Service revenue	$34,659	$38,880	$71,311	$79,612
Property and merchandise revenue	28,877	32,642	57,456	63,913
Other revenue	4,216	5,955	8,066	11,442
	67,752	77,477	136,833	154,967
Field costs and expenses:
Cost of service	17,955	18,622	36,052	39,679
Cost of merchandise	22,311	24,612	44,572	49,675
Cemetery property amortization	1,169	1,097	2,018	1,974
Field depreciation expense	3,059	3,247	6,144	6,537
Regional and unallocated funeral and cemetery costs	3,622	3,717	6,411	6,473
Other expenses	386	1,022	786	2,298
	48,502	52,317	95,983	106,636
Gross profit	19,250	25,160	40,850	48,331
Corporate costs and expenses:
General, administrative and other	5,692	6,540	11,304	12,486
Home office depreciation and amortization	369	354	758	736
Impairment of goodwill and other intangibles	—	—	—	(14,693)
Operating income	13,189	18,266	28,788	20,416

Interest expense	(6,296)	(8,352)	(12,624)	(16,780)
Accretion of discount on convertible subordinated notes	(60)	(66)	(117)	(131)
Other, net	175	(2)	162	(6)
Income before income taxes	7,008	9,846	16,209	3,499
Expense for income taxes	(2,043)	(3,299)	(4,620)	(1,163)
Tax adjustment related to discrete items	(103)	(150)	(202)	(136)
Total expense for income taxes	(2,146)	(3,449)	(4,822)	(1,299)
Net income	$4,862	$6,397	$11,387	$2,200

Basic earnings per common share:	$0.27	$0.36	$0.63	$0.12
Diluted earnings per common share:	$0.27	$0.36	$0.63	$0.12

Dividends declared per common share:	$0.075	$0.075	$0.150	$0.150

Weighted average number of common and common equivalent shares outstanding:
Basic	17,959	17,860	18,008	17,833
Diluted	17,988	17,889	18,043	17,862
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended June 30,
	2019	2020
Cash flows from operating activities:
Net income	$11,387	$2,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,920	9,247
Provision for bad debt and credit losses	724	1,507
Stock-based compensation expense	1,103	1,546
Deferred income tax expense	1,309	4,867
Amortization of deferred financing costs	189	393
Amortization of capitalized commissions on preneed contracts	277	285
Accretion of discount on convertible subordinated notes	117	131
Accretion of debt discount, net of debt premium on senior notes	242	151
Net loss on sale and disposal of other assets	168	96
Goodwill and other intangible asset impairments	—	14,693
Other	121	19

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(1,116)	2,231
Inventories, prepaid and other current assets	1,446	(6,610)
Intangible and other non-current assets	(212)	(150)
Preneed funeral and cemetery trust investments	(5,033)	214
Accounts payable	(3,156)	(516)
Accrued and other liabilities	61	(411)
Deferred preneed funeral and cemetery revenue	863	1,054
Deferred preneed funeral and cemetery receipts held in trust	4,502	54
Net cash provided by operating activities	21,912	31,001

Cash flows from investing activities:
Acquisitions	—	(28,011)
Net proceeds from the sale of other assets	100	78
Capital expenditures	(8,654)	(5,786)
Net cash used in investing activities	(8,554)	(33,719)

Cash flows from financing activities:
Borrowings from the credit facility	23,300	75,900
Payments against the credit facility	(25,800)	(70,000)
Redemption of the 2.75% convertible subordinated notes	(27)	—
Payments of debt issuance costs related to the 6.625% senior notes	—	(66)
Payments on acquisition debt and obligations under finance leases	(910)	(679)
Payments on contingent consideration recorded at acquisition date	(162)	(169)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	942	624
Taxes paid on restricted stock vestings and exercise of non-qualified options	(179)	(234)
Dividends paid on common stock	(2,725)	(2,682)
Purchase of treasury stock	(7,756)	—
Net cash provided by (used in) financing activities	(13,317)	2,694

Net increase (decrease) in cash and cash equivalents	41	(24)
Cash and cash equivalents at beginning of period	644	716
Cash and cash equivalents at end of period	$685	$692
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended June 30, 2019
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2019	18,203	$258	$243,940	$78,205	$(94,294)	$228,109
Net income	—	—	—	4,862	—	4,862
Issuance of common stock	17	—	197	—	—	197
Cancellation and retirement of restricted common stock and stock options	(8)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	518	—	—	518
Dividends on common stock	—	—	(1,365)	—	—	(1,365)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Balance – June 30, 2019	17,812	$258	$243,285	$83,067	$(102,050)	$224,560

	Three months ended June 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2020	17,909	$259	$242,234	$82,016	$(102,050)	$222,459
Net income	—	—	—	6,397	—	6,397
Issuance of common stock to employees	17	1	262	—	—	263
Issuance of common stock to directors	8	—	147	—	—	147
Stock-based compensation expense	—	—	568	—	—	568
Dividends on common stock	—	—	(1,343)	—	—	(1,343)
Balance – June 30, 2020	17,934	$260	$241,868	$88,413	$(102,050)	$228,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Six months ended June 30, 2019
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net income	—	—	—	11,387	—	11,387
Issuance of common stock	40	—	472	—	—	472
Exercise of stock options	71	1	471	—	—	472
Issuance of restricted common stock	25	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(17)	—	(179)	—	—	(179)
Stock-based compensation expense	—	—	1,103	—	—	1,103
Dividends on common stock	—	—	(2,725)	—	—	(2,725)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Other	15	—	294	—	—	294
Balance – June 30, 2019	17,812	$258	$243,285	$83,067	$(102,050)	$224,560

	Six months ended June 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net income	—	—	—	2,200	—	2,200
Issuance of common stock to employees	44	1	624	—	—	624
Issuance of common stock to directors	17	—	294	—	—	294
Issuance of restricted common stock	10	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(10)	—	(235)	—	—	(234)
Stock-based compensation expense	—	—	1,252	—	—	1,252
Dividends on common stock	—	—	(2,682)	—	—	(2,682)
Other	18	—	468	—	—	468
Balance – June 30, 2020	17,934	$260	$241,868	$88,413	$(102,050)	$228,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. As of June 30, 2020, we operated 186 funeral homes in 29 states and 32 cemeteries in 11 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 80% of our revenue and Cemetery Operations, which currently account for approximately 20% of our revenue.
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
On March 11, 2020, the World Health Organization declared the 2019 novel coronavirus disease (“COVID-19”), to be a pandemic, which has spread across the globe and is impacting worldwide economic activity. In light of the recent developments relating to COVID-19, the Company has evaluated the impact of COVID-19 on our Consolidated Financial Statements and related disclosures.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of June 30, 2020, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.9 million and $8.6 million at December 31, 2019 and June 30, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $4.8 million and $6.7 million at December 31, 2019 and June 30, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
For our funeral receivables, we have a collections policy where statements are sent to the customer at 30 days past due. Past due notification letters are sent at 45 days and continue until payment is received or the contract is placed with a third-party collections agency. For our preneed cemetery receivables, we have a collections policy where past due notification letters are sent to the customer beginning at 15 days past due and periodically thereafter until the contract is cancelled or payment is received.
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
For both funeral and cemetery receivables, we determine our allowance for credit losses by using a loss-rate methodology, in which we assess our historical write-off of receivables against our total receivables over several years. From this historical loss-rate approach, we also consider the current and forecasted economic conditions expected to be in place over the life of our receivables. These estimates are impacted by a number of factors, including changes in the economy, demographics and competition in our local communities. We monitor our ongoing credit exposure through an active review of our customers’ receivables balance against contract terms and due dates. Our activities include timely performance of our accounts receivable reconciliations, assessment of our aging of receivables, dispute resolution and payment confirmation. We will also monitor any change in our historical write-off of receivables utilized in our loss-rate methodology and assess forecasted changes in market conditions within our credit reserve. In the first six months of 2020, we increased our allowance for credit losses on our receivables by $0.6 million as a result of the economic impact of COVID-19.
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
As a result of economic conditions caused by the response to COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020 and we recorded an impairment for goodwill of $13.6 million during the quarter ended March 31, 2020, as the carrying amount of our funeral homes in the Eastern Reporting Unit exceeded the fair value. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows. During the three months ended June 30, 2020, we did not identify any new factors or events that would trigger us to perform an additional interim assessment of our goodwill. We will perform our annual goodwill impairment test as of August 31, 2020.
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
As a result of economic conditions caused by the response to COVID-19, we performed a quantitative assessment of our tradenames at March 31, 2020 and we recorded an impairment for certain of our tradenames of $1.1 million during the quarter ended March 31, 2020 as the carrying amount of these tradenames exceeded the fair value. In determining the fair value of the tradenames, we used the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate. During the three months ended June 30, 2020, we did not identify any new factors or events that would trigger us to perform an additional interim assessment of our tradenames. We will perform our annual intangible assets impairment test as of August 31, 2020.
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
In connection with the goodwill and intangible impairment tests performed at March 31, 2020, we also evaluated the operating and finance leases of our funeral homes in the Eastern Reporting Unit and concluded that there was no impairment to our operating and finance lease assets. During the three months ended June 30, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our operating and finance leases.
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
Property, plant and equipment is comprised of the following at December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Land	$84,608	$85,014
Buildings and improvements	242,641	244,582
Furniture, equipment and automobiles	88,046	90,399
Property, plant and equipment, at cost	415,295	419,995
Less: accumulated depreciation	(136,095)	(142,431)
Property, plant and equipment, net	$279,200	$277,564

During the six months ended June 30, 2020, we acquired $1.7 million of property, plant and equipment related to our acquisition described in Note 3 to the Consolidated Financial Statements included herein. In addition, our growth and maintenance capital expenditures totaled $5.8 million for the six months ended June 30, 2020, for property, plant, equipment and cemetery development.
We recorded depreciation expense of $3.4 million and $3.6 million for the three months ended June 30, 2019 and 2020, respectively and $6.9 million and $7.2 million for the six months ended June 30, 2019 and 2020, respectively.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with the Property, Plant and Equipment topic of the Accounting Standards Codification (“ASC”) 360. In connection with the goodwill and intangible impairment tests performed at March 31, 2020, we also evaluated the long-lived assets of our funeral homes in the Eastern Reporting Unit and concluded that there was no impairment to our long-lived assets. During the three months ended June 30, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our long-lived assets.

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
Cemetery property was $87.0 million and $101.5 million, net of accumulated amortization of $41.7 million and $43.6 million at December 31, 2019 and June 30, 2020, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $1.2 million and $1.1 million for the three months ended June 30, 2019 and 2020, respectively and $2.0 million for both the six months ended June 30, 2019 and 2020.
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
Stock Plans and Stock-Based Compensation
We have stock-based employee and director compensation plans under which we grant stock, restricted stock, stock options and performance awards. We also have an employee stock purchase plan (“ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period. We recognize the effect of forfeitures in compensation cost when they occur and any previously recognized compensation cost for an award is reversed in the period that the award is forfeited.
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
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in the financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheet. Our unrecognized tax benefits reserve for uncertain tax positions primarily relates to pending accounting method changes filed for the tax year ended December 31, 2018. During the latter half of 2020, we plan to modify the proposed accounting method filed to exclude the tax position that resulted in the need for an uncertain tax position reserve.
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
Although the CARES Act allows for a carryback of the net operating losses generated in 2018 and 2019, due to uncertainty in the timing of receiving Internal Revenue Service approval for non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated; therefore, for the six months ended June 30, 2020, the reserve for uncertain tax positions was $2.9 million. The 2018 refund claim was filed June 30, 2020. There is no reserve recorded at June 30, 2019. Although we expect to take advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position.
Income tax expense during interim periods is based on our forecasted annual effective tax rate plus any discrete items, which are recorded in the period in which they occur. Discrete items include, but are not limited to, such events as changes in estimates due to finalization of income tax returns, tax audit settlements, tax effects of exercised or vested stock-based awards and increases or decreases in valuation allowances on deferred tax assets.
Our income tax expense was $2.1 million and $3.4 million for the three months ended June 30, 2019 and 2020, respectively and $4.8 million and $1.3 million for the six months ended June 30, 2019 and 2020, respectively. Our operating tax rate before discrete items was 29.2% and 33.5% for the three months ended June 30, 2019 and 2020, respectively and 28.5% and 33.3% for the six months ended June 30, 2019 and 2020, respectively.
The increase in our overall effective tax rate is due to the unfavorable tax impact of impairment of goodwill and other intangibles recorded in the first quarter of 2020 for businesses that were previously acquired through stock acquisitions.
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
Subsequent Events
We have evaluated events and transactions during the period subsequent to June 30, 2020 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this ASU during the six months ended June 30, 2020.
3.    ACQUISITIONS
On January 3, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid at closing in 2020. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
The pro forma impact of this acquisition on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired business is reflected in our Consolidated Statements of Operations from the date of acquisition.

During the three months ended June 30, 2020, we recorded adjustments to the purchase price allocation for our acquisition made during the first quarter of 2020. The following table summarizes the breakdown of the purchase price allocation for these businesses and the subsequent adjustments made based on additional information which became available prior to June 30, 2020 (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$2,662	$(107)	$2,555
Preneed trust assets	9,089		9,089
Property, plant & equipment	1,720		1,720
Cemetery property	14,753		14,753
Goodwill	12,916	110	13,026
Intangible and other non-current assets	2,506		2,506
Assumed liabilities	(489)		(489)
Deferred tax liability	(527)	(3)	(530)
Preneed trust liabilities	(9,089)		(9,089)
Deferred revenue	(541)		(541)
Purchase price	$33,000	$—	$33,000

The current assets primarily relate to preneed cemetery receivables. The intangible and other non-current assets relate to the fair value of tradenames. The assumed liabilities primarily relate to the obligations associated with delivered preneed merchandise that was not paid for prior to acquisition. As of June 30, 2020, our accounting for cemetery receivables, cemetery property, deferred revenue and deferred tax liabilities for this acquisition has not been finalized.
During the six months ended June 30, 2020, we recorded adjustments to the purchase price allocation for three acquisitions closed in the fourth quarter of 2019. The following table summarizes the breakdown of the purchase price allocation for these businesses and the subsequent adjustments made based on additional information which became available prior to June 30, 2020 (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$1,482	$187	$1,669
Preneed trust assets	15,891	—	15,891
Property, plant & equipment	21,680	—	21,680
Cemetery property	11,994	(45)	11,949
Goodwill	99,344	(825)	98,519
Intangible and other non-current assets	8,269	—	8,269
Assumed liabilities	(657)	(145)	(802)
Preneed trust liabilities	(15,463)	—	(15,463)
Deferred revenue	(1,633)	992	(641)
Purchase price	$140,907	$164	$141,071
During the three months ended June 30, 2020, we paid an additional $164,000 for our acquisition of the cemetery business in Fairfax, Virginia to reimburse the sellers for certain incremental taxes resulting from the 338(h)(10) election under the Internal Revenue Code. We also received $153,000 in cash, recorded in Current assets, related to the closing of all operating bank accounts in place prior to the acquisition. As of June 30, 2020, our accounting for cemetery receivables, cemetery property, deferred revenue and deferred tax liabilities for our 2019 acquisitions has not been finalized.

4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet for the year ended December 31, 2019 and the six months ended June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Goodwill at the beginning of the period	$303,887	$398,292
Net increase in goodwill related to acquisitions	99,344	12,201
Decrease in goodwill related to divestitures	(4,939)	—
Decrease in goodwill related to impairments	—	(13,632)
Goodwill at the end of the period	$398,292	$396,861

See Notes 1 and 3 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our goodwill impairment test and discussion of our acquisitions, respectively.

5.	RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following at December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,046	$10,508	$—	$20,554
Other receivables	935	157	681	1,773
Allowance for bad debt and contract cancellation	(223)	(626)	—	(849)
Accounts receivable, net	$10,758	$10,039	$681	$21,478

	June 30, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$8,899	$11,277	$—	$20,176
Other receivables	352	617	214	1,183
Allowance for credit losses	(306)	(1,020)	—	(1,326)
Accounts receivable, net	$8,945	$10,874	$214	$20,033
During the six months ended June 30, 2020, we increased our allowance for credit losses on our Accounts Receivables by $0.2 million as a result of the economic impact of COVID-19. Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for six months ended June 30, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	Recoveries	June 30, 2020
Trade and financed receivables:
Funeral	$(223)	$(682)	$—	$1,042	$(443)	$(306)
Cemetery	(626)	(320)	(287)	213	—	(1,020)
Total allowance for credit losses on Trade and financed receivables	$(849)	$(1,002)	$(287)	$1,255	$(443)	$(1,326)
As noted in Note 3, we acquired preneed cemetery receivables in connection with the funeral home and cemetery combination business in Lafayette, California acquired on January 3, 2020. We recorded an allowance for credit losses of $0.6 million on these acquired receivables ($0.2 million current portion shown above in Accounts Receivable, net and $0.4 million non-current portion shown below in Preneed Cemetery Receivables, net). We accounted for the allowance for credit losses on these purchased financed assets using specific identification as these assets have a unique set of risk characteristics. For these specifically identified receivables, we determined the allowance to be 100% of the face value.
Bad debt expense for accounts receivable totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2019.
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following at December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Cemetery interment rights	$31,366	$34,301
Cemetery merchandise and services	9,950	10,028
Preneed cemetery receivables	$41,316	$44,329
The components of our preneed cemetery receivables at December 31, 2019 and June 30, 2020 are as follows (in thousands):

	December 31, 2019	June 30, 2020
Preneed cemetery receivables	$41,316	$44,329
Less: unearned finance charges	(4,522)	(4,159)
Preneed cemetery receivables, at amortized cost	$36,794	$40,170
Less: allowance for contract cancellation and credit losses	(1,916)	(3,007)
Less: balances due on undelivered cemetery preneed contracts	(4,823)	(6,668)
Less: amounts in accounts receivable	(9,882)	(10,257)
Preneed cemetery receivables, net	$20,173	$20,238
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the six months ended June 30, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	June 30, 2020
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,290)	$(505)	$(318)	$126	$(1,987)

During the six months ended June 30, 2020, we increased our allowance for credit losses on our Preneed cemetery receivables, net by $0.4 million as a result of the economic impact of COVID-19. Bad debt expense for our preneed cemetery receivables totaled $0.1 million and $0.2 million for the three and six months ended June 30, 2019.
The amortized cost basis of our preneed cemetery receivables by year of origination as of June 30, 2020 is as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Total preneed cemetery receivables, at amortized cost	$9,891	$13,590	$7,390	$4,495	$2,432	$2,372	$40,170
The aging of past due preneed cemetery receivables as of June 30, 2020 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$728	$508	$266	$2,128	$3,630	$29,394	$33,024
Deferred revenue	186	166	81	397	830	10,475	11,305
Total contracts	$914	$674	$347	$2,525	$4,460	$39,869	$44,329

6.	TRUST INVESTMENTS
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
As of June 30, 2020, we have net unrealized losses of $10.8 million in our trusts. At June 30, 2020, these net unrealized losses represented 4% of our original cost basis of $242.1 million. The decline in fair value is largely due to changes in interest rates and other market conditions. Our trusts have been and continue to be impacted by adverse conditions in the U.S. and global financial markets primarily as a result of COVID-19. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. In addition, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
Changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If our assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2019 and June 30, 2020 are as follows (in thousands):

	December 31, 2019	June 30, 2020
Preneed cemetery trust investments, at market value	$74,572	$74,914
Less: allowance for contract cancellation	(2,190)	(2,345)
Preneed cemetery trust investments	$72,382	$72,569

The cost and market values associated with preneed cemetery trust investments at June 30, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$2,844	$—	$—	$2,844
Fixed income securities:
Foreign debt	2	12,628	867	(1,014)	12,481
Corporate debt	2	15,911	794	(1,500)	15,205
Preferred stock	2	13,586	334	(1,341)	12,579
Mortgage-backed securities	2	394	—	(227)	167
Common stock	1	27,093	5,453	(7,544)	25,002
Mutual funds:
Fixed Income	2	5,700	494	(277)	5,917
Trust securities		$78,156	$7,942	$(11,903)	$74,195
Accrued investment income		$719			$719
Preneed cemetery trust investments					$74,914
Market value as a percentage of cost					94.9%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$1
Due in one to five years	8,738
Due in five to ten years	9,703
Thereafter	21,990
Total fixed income securities	$40,432

The cost and market values associated with preneed cemetery trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,729	$—	$—	$5,729
Fixed income securities:
Foreign debt	2	5,609	312	(243)	5,678
Corporate debt	2	16,916	1,044	(649)	17,311
Preferred stock	2	14,206	904	(164)	14,946
Mortgage-backed securities	2	517	—	(114)	403
Common stock	1	28,569	2,766	(3,017)	28,318
Mutual funds:
Fixed income	2	1,463	72	(85)	1,450
Trust Securities		$73,009	$5,098	$(4,272)	$73,835
Accrued investment income		$737			737
Preneed cemetery trust investments					$74,572
Market value as a percentage of cost					101.1%

The following table summarized our fixed income securities within our preneed cemetery trust investments in an unrealized loss position at June 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,149	$(334)	$311	$(680)	$3,460	$(1,014)
Corporate debt	3,140	(989)	4,227	(511)	7,367	(1,500)
Preferred stock	9,882	(1,341)	—	—	9,882	(1,341)
Mortgage-backed securities	—	—	167	(227)	167	(227)
Total fixed income securities with an unrealized loss	$16,171	$(2,664)	$4,705	$(1,418)	$20,876	$(4,082)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$268	$(42)	$758	$(201)	$1,026	$(243)
Corporate debt	1,368	(168)	4,520	(481)	5,888	(649)
Preferred stock	4,135	(164)	—	—	4,135	(164)
Mortgage-backed securities	—	—	402	(114)	402	(114)
Total fixed income securities with an unrealized loss	$5,771	$(374)	$5,680	$(796)	$11,451	$(1,170)

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Investment income	$414	$653	$985	$972
Realized gains	2,363	1,619	3,821	3,535
Realized losses	(1,001)	(2,200)	(1,636)	(3,572)
Expenses and taxes	(407)	(438)	(685)	(625)
Net change in deferred preneed cemetery receipts held in trust	(1,369)	366	(2,485)	(310)
	$—	$—	$—	$—

Purchases and sales of investments in the preneed cemetery trusts for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Purchases	$(8,186)	$(13,597)	$(10,258)	$(32,454)
Sales	10,026	12,135	13,899	25,366

Preneed Funeral Trust Investments
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2019 and June 30, 2020 are as follows (in thousands):

	December 31, 2019	June 30, 2020
Preneed funeral trust investments, at market value	$99,246	$93,110
Less: allowance for expected credit losses and cancellations	(2,911)	(2,875)
Preneed funeral trust investments	$96,335	$90,235

The cost and market values associated with preneed funeral trust investments at June 30, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$19,920	$—	$—	$19,920
Fixed income securities:
U.S treasury debt	1	820	13	—	833
Foreign debt	2	12,400	857	(955)	12,302
Corporate debt	2	14,637	738	(1,432)	13,943
Preferred stock	2	12,871	316	(1,295)	11,892
Mortgage-backed securities	2	433	1	(226)	208
Common stock	1	25,825	5,377	(7,052)	24,150
Mutual funds:
Fixed income	2	4,942	462	(189)	5,215
Other investments	2	3,982	—	—	3,982
Trust securities		$95,830	$7,764	$(11,149)	$92,445
Accrued investment income		$665			$665
Preneed funeral trust investments					$93,110
Market value as a percentage of cost					96.5%

The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	9,528
Due in five to ten years	8,481
Thereafter	21,169
Total fixed income securities	$39,178

The cost and market values associated with preneed funeral trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,160	$—	$—	$24,160
Fixed income securities:
U.S. treasury debt	1	822	—	—	822
Foreign debt	2	5,587	309	(232)	5,664
Corporate debt	2	16,109	992	(646)	16,455
Preferred stock	2	14,094	874	(198)	14,770
Mortgage-backed securities	2	585	—	(117)	468
Common stock	1	27,652	2,773	(2,869)	27,556
Mutual funds:
Equity	1	772	617	(4)	1,385
Fixed income	2	4,364	107	(107)	4,364
Other investments	2	2,902	—	—	2,902
Trust securities		$97,047	$5,672	$(4,173)	$98,546
Accrued investment income		$700			$700
Preneed funeral trust investments					$99,246
Market value as a percentage of cost					101.5%

The following table summarized our fixed income securities within our preneed funeral trust investment in an unrealized loss position at June 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,093	$(332)	$288	$(623)	$3,381	$(955)
Corporate debt	3,125	(984)	4,012	(448)	7,137	(1,432)
Preferred stock	9,493	(1,295)	—	—	9,493	(1,295)
Mortgage-backed securities	4	—	175	(226)	179	(226)
Total fixed income securities with an unrealized loss	$15,715	$(2,611)	$4,475	$(1,297)	$20,190	$(3,908)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$274	$(43)	$723	$(189)	$997	$(232)
Corporate debt	1,403	(172)	4,433	(474)	5,836	(646)
Preferred stock	4,412	(198)	—	—	4,412	(198)
Mortgage-backed securities	—	—	439	(117)	439	(117)
Total fixed income securities with an unrealized loss	$6,089	$(413)	$5,595	$(780)	$11,684	$(1,193)

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Investment income	$409	$604	$982	$862
Realized gains	2,486	1,606	3,806	4,157
Realized losses	(1,007)	(2,053)	(424)	(3,182)
Expenses and taxes	(513)	(253)	(285)	(350)
Net change in deferred preneed funeral receipts held in trust	(1,375)	96	(4,079)	(1,487)
	$—	$—	$—	$—

Purchases and sales of investments in the preneed funeral trusts for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Purchases	$(8,436)	$(13,153)	$(19,195)	$(31,691)
Sales	10,816	11,888	13,601	27,856

Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2019 and June 30, 2020 are as follows (in thousands):

	December 31, 2019	June 30, 2020
Cemetery perpetual care trust investments, at market value	$64,047	$63,228
Obligations due to (from) trust	(631)	(916)
Care trusts’ corpus	$63,416	$62,312

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2020 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,646	$—	$—	$1,646
Fixed income securities:
Foreign debt	2	10,794	707	(872)	10,629
Corporate debt	2	13,182	757	(1,213)	12,726
Preferred stock	2	12,332	288	(1,234)	11,386
Mortgage-backed securities	2	316	—	(181)	135
Common stock	1	22,459	4,517	(6,288)	20,688
Mutual funds:
Fixed Income	2	5,336	380	(318)	5,398
Trust securities		$66,065	$6,649	$(10,106)	$62,608
Accrued investment income		$620			$620
Cemetery perpetual care investments					$63,228
Market value as a percentage of cost					94.8%
The estimated maturities of the fixed income securities included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	7,115
Due in five to ten years	7,936
Thereafter	19,825
Total fixed income securities	$34,876
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

The following table summarized our fixed income securities within our perpetual care trust investment in an unrealized loss position at June 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,833	$(272)	$276	$(600)	$3,109	$(872)
Corporate debt	2,523	(795)	3,772	(418)	6,295	(1,213)
Preferred stock	8,849	(1,234)	—	—	8,849	(1,234)
Mortgage-backed securities	—	—	134	(181)	134	(181)
Total fixed income securities with an unrealized loss	$14,205	$(2,301)	$4,182	$(1,199)	$18,387	$(3,500)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$168	$(26)	$549	$(149)	$717	$(175)
Corporate debt	1,057	(196)	3,253	(338)	4,310	(534)
Preferred stock	2,989	(106)	—	—	2,989	(106)
Mortgage-backed securities	—	—	252	(71)	252	(71)
Total fixed income securities with an unrealized loss	$4,214	$(328)	$4,054	$(558)	$8,268	$(886)

Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Realized gains	$670	$439	$1,024	$1,148
Realized losses	(270)	(606)	(441)	(1,285)
Net change in Care trusts’ corpus	(400)	167	(583)	137
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue on our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Investment income	$1,107	$1,942	$2,194	$3,347
Realized gain (losses), net	10	27	(280)	(9)
Total	$1,117	$1,969	$1,914	$3,338

Purchases and sales of investments in the perpetual care trusts for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Purchases	$(5,117)	$(11,066)	$(14,274)	$(25,678)
Sales	6,278	9,458	7,980	22,152

7.	RECEIVABLES FROM PRENEED TRUSTS
Our Receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2019 and June 30, 2020, receivables from preneed trusts are as follows (in thousands):

	December 31, 2019	June 30, 2020
Preneed trust funds, at cost	$18,581	$18,012
Less: allowance for contract cancellation	(557)	(541)
Receivables from preneed trusts, net	$18,024	$17,471

The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at June 30, 2020 and December 31, 2019. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,533	$4,533
Fixed income investments	11,603	11,603
Mutual funds and common stocks	2,440	2,518
Annuities	5	5
Total	$18,581	$18,659

The composition of the preneed trust funds at June 30, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,425	$4,425
Fixed income investments	11,324	11,324
Mutual funds and common stocks	2,259	2,397
Annuities	4	4
Total	$18,012	$18,150

8.	FAIR VALUE MEASUREMENTS
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
The fair values of the acquisition debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the Convertible Notes (as defined in Note 11) was approximately $6.4 million at June 30, 2020 based on the last traded or broker quoted price. The fair value of the Senior Notes (as defined in Note 12) was approximately $419.9 million at June 30, 2020 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement.
As of December 31, 2019 and June 30, 2020, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Note 6 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.

9.	INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets at December 31, 2019 and June 30, 2020 are as follows (in thousands):

	December 31, 2019	June 30, 2020
Prepaid agreements not-to-compete, net of accumulated amortization of $7,195 and $7,548, respectively	$3,915	$3,617
Tradenames	25,233	26,649
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,127 and $1,412, respectively	2,818	2,989
Other	150	93
Intangible and other non-current assets, net	$32,116	$33,348

Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $168,000 and $166,000 for the three months ended June 30, 2019 and 2020, respectively and $336,000 and $353,000 for the six months ended June 30, 2019 and 2020, respectively.
Amortization expense related to capitalized commissions totaled $139,000 and $144,000 for the three months ended June 30, 2019 and 2020, respectively and $277,000 and $285,000 for the six months ended June 30, 2019 and 2020, respectively.
See Notes 1 and 3 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our indefinite-lived intangible asset impairment test and discussion of our acquisitions, respectively.
10.CREDIT FACILITY AND ACQUISITION DEBT
At June 30, 2020, our Credit Facility was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries and party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. As of June 30, 2020, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. As more fully described below, we were not in compliance with the Total Leverage Ratio covenant for the quarter ended March 31, 2020.
On May 18, 2020, we received a waiver under our Credit Facility for the failure to comply with the Total Leverage Ratio covenant for the fiscal quarter ended March 31, 2020. In connection with the waiver, the Credit Facility was also amended to increase the interest rate margin applicable to borrowings by up to 0.625% at each pricing level based on the Total Leverage Ratio.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of June 30, 2020.

Our Credit Facility and Acquisition debt consisted of the following at December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019		June 30, 2020
Credit Facility	$83,800		$89,700
Debt issuance costs, net of accumulated amortization of $337 and $582, respectively	(1,618)		(1,373)
Total Credit Facility	$82,182		$88,327

Acquisition debt	$6,964		$6,427
Less: current portion	(1,306)	—	(1,142)
Total acquisition debt, net of current portion	$5,658		$5,285

We have one letter of credit outstanding under the Credit Facility issued on November 30, 2019 for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2020, the prime rate margin was equivalent to 2.00% and the LIBOR rate margin was 3.00%. The weighted average interest rate on our Credit Facility was 3.6% and 3.9% for the three and six months ended June 30, 2020, respectively. The weighted average interest rate on our Credit Facility was 3.9% and 4.0% for the three and six months ended June 30, 2019, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Credit Facility interest expense	$362	$1,106	$740	$2,336
Credit Facility amortization of debt issuance costs	54	118	108	245

Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Acquisition debt imputed interest expense	$161	$124	$329	$251

11.CONVERTIBLE SUBORDINATED NOTES
The carrying values of the liability and equity components of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) at December 31, 2019 and June 30, 2020 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	June 30, 2020
Current liabilities:
Principal amount	$6,319	$6,319
Unamortized discount of liability component	(319)	(187)
Convertible Notes issuance costs, net of accumulated amortization of $130 and $142, respectively	(29)	(17)
Carrying value of the liability component	$5,971	$6,115

Carrying value of the equity component	$789	$789

The carrying value of the liability component and the carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2019 and June 30, 2020.

The fair value of the Convertible Notes, which are Level 2 measurements, was $6.4 million at June 30, 2020. The Convertible Notes are due in March 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
At June 30, 2020, the adjusted conversion rate of the Convertible Notes was 45.7053 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $21.88 per share of common stock.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Convertible Notes interest expense	$44	$43	$87	$87
Convertible Notes accretion of debt discount	59	66	117	131
Convertible Notes amortization of debt issuance costs	5	6	11	12

The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately eight months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for both the three and six months ended June 30, 2019 and 2020 was 3.2%.
12.SENIOR NOTES
The carrying value of our 6.625% Senior Notes due 2026 (the “Senior Notes”) at December 31, 2019 and June 30, 2020 is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	June 30, 2020
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $0 and $109, respectively	1,688	1,579
Debt discount, net of accumulated amortization of $765 and $1,025, respectively	(4,110)	(3,850)
Debt issuance costs, net of accumulated amortization of $216 and $352, respectively	(2,131)	(2,061)
Carrying value of the Senior Notes	$395,447	$395,668
The fair value of the Senior Notes, which are Level 2 measurements, was $419.9 million at June 30, 2020. The Senior Notes are due on June 1, 2026 and bear interest at 6.625% per year which is payable semi-annually in arrears on June 1 and December 1 of each year.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Senior Notes interest expense	$5,383	$6,625	$10,766	$13,250
Senior Notes amortization of debt discount	122	131	242	260
Senior Notes amortization of debt premium	—	55	—	109
Senior Notes amortization of debt issuance costs	34	69	68	136

The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 71 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the initial Senior Notes, which were issued in May 2018, for both the three and six months ended June 30, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Senior Notes, which were issued in December 2019, for both the three and six months ended June 30, 2020 was 6.20% and 6.90%, respectively.

13.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost for the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Income Statement Classification	2019	2020	2019	2020
Operating lease cost	Facilities and grounds expense(1)	$942	$954	$1,862	$1,911
Short-term lease cost	Facilities and grounds expense(1)	59	39	133	96

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$131	$109	$263	$218
Interest on lease liabilities	Interest expense	131	125	263	251
Total finance lease cost		262	234	526	469
Total lease cost		$1,263	$1,227	$2,521	$2,476

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and Home office depreciation and amortization on our Consolidated Statements of Operations.
Variable lease expense was immaterial for the three and six months ended June 30, 2019 and 2020.
Supplemental cash flow information related to our leases for the six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Six months ended June 30,
	2019	2020
Cash paid for operating leases included in operating activities	$1,947	$1,507
Cash paid for finance leases included in financing activities	457	400
Right-of-use assets obtained in exchange for new leases for the six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Six months ended June 30,
	2019	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,175	$77
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Supplemental balance sheet information related to leases as of December 31, 2019 and June 30, 2020 is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2019	June 30, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,304	$21,407

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(1,566)	(1,784)
Finance lease right-of-use assets, net		5,204	4,986

Operating lease current liabilities	Current portion of operating lease obligations	$1,554	$2,008
Finance lease current liabilities	Current portion of finance lease obligations	290	306
Total current lease liabilities		1,844	2,314

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	21,533	20,583
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,854	5,696
Total non-current lease liabilities		27,387	26,279

Total lease liabilities		$29,231	$28,593
The average lease terms and discount rates as of June 30, 2020 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.5	8.1%
Finance leases	6.4	8.2%

The aggregate future lease payments for operating and finance leases as of June 30, 2020 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2020	$1,874	$428
2021	3,725	836
2022	3,365	860
2023	3,267	860
2024	3,262	791
Thereafter	17,799	6,291
Total lease payments	33,292	10,066
Less: Interest	(10,701)	(4,064)
Present value of lease liabilities	$22,591	$6,002

As of June 30, 2020, we had no additional significant operating or finance leases that had not yet commenced.

14.	COMMITMENTS AND CONTINGENCIES
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
Faria, et al. v. Carriage Funeral Holdings, Inc., Superior Court of California, Contra Costa County, Case No. MSC18-00606.  On March 26, 2018, six Plaintiffs filed a putative class action against Carriage Funeral Holdings, Inc., our subsidiary, their alleged employer, on behalf of themselves and all similarly situated current and former employees. Plaintiffs seek monetary damages and claim that Carriage Funeral Holdings, Inc. failed to pay minimum wages, provide meal and rest breaks, provide accurately itemized wage statements, reimburse employees for required expenses, and provide wages when due. Plaintiffs also claim that Carriage Funeral Holdings, Inc. violated California Business and Professions Code §17200 et seq. On June 5, 2018, Plaintiffs filed a First Amended Complaint to add a claim under the California Private Attorney General Act. On October 23, 2018, the parties mediated this matter and executed a Memorandum of Understanding for class settlement. In February 2019, a Class Action Settlement Agreement was fully executed and was approved by the Court in October 2019. We paid $0.7 million under the settlement agreement in November 2019. This case was formally closed on May 25, 2020.
15.STOCKHOLDERS’ EQUITY
Restricted Stock
During the six months ended June 30, 2020, we issued restricted stock to certain employees totaling 10,200 shares that vest over a three-year period and had an aggregate grant date market value of approximately $0.3 million at a weighted average stock price of $25.00. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $211,000 and $183,000, for the three months ended June 30, 2019 and 2020, respectively and $428,000 and $368,000 for the six months ended June 30, 2019 and 2020, respectively.
As of June 30, 2020, we had $1.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.4 years.
Stock Options
During the six months ended June 30, 2020, we granted 20,000 options to a certain key employee at a weighted average price of $18.02. These options will vest in one-third increments over a three-year period and have a ten-year term. The fair value of these options was $0.1 million. On June 26, 2020, we cancelled 100,000 options in connection with the resignation of our President and Chief Operating Officer.
The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2020
Dividend yield	1.67%
Expected volatility	38.54%
Risk-free interest rate	0.25%
Expected holding period (years)	3.74
Black-Scholes value	$4.61

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $149,000 and $122,000, for the three months ended June 30, 2019 and 2020, respectively and $353,000 and $337,000 for the six months ended June 30, 2019 and 2020, respectively.
Performance Awards
On May 19, 2020, we cancelled all Performance Award Agreements previously awarded to all individuals in 2019 and 2020. Concurrently with the cancellation, the Compensation Committee of the Board of Directors (the “Board”) approved a new performance award to be issued to certain employees. We granted 368,921 performance awards to certain eligible employees, payable in shares. These awards will vest (if at all) on December 31, 2024 provided that the Company’s common stock reaches one of five pre-determined growth targets for a sustained period beginning on the grant date of May 19, 2020 and ending on December 31, 2024. The new performance award was treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation costs, which are expected to be recognized over the remaining term of 54 months.
On June 25, 2020, we granted an additional 13,974 performance awards to our Vice-President of Cemetery Sales and Marketing with the same vesting criteria described above with a fair value of $0.2 million. On June 26, 2020, we cancelled 33,538 performance awards in connection with the resignation of our President and Chief Operating Officer.

The fair values of the performance awards granted during the three months ended June 30, 2020 were determined by using the Monte-Carlo simulation pricing model with the following assumptions:

	May 19, 2020	June 25, 2020
Performance period	May 19, 2020 - December 31, 2024	June 25, 2020 - December 31, 2024
Simulation period (years)	4.62	4.52
Share price at grant date	$15.79	$18.02
Expected volatility	34.54%	36.24%
Risk-free interest rate	0.33%	0.29%

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $58,000 and $182,000 for the three months ended June 30, 2019 and 2020, respectively and $77,000 and $303,000 for the six months ended June 30, 2019 and 2020, respectively.
Employee Stock Purchase Plan
During the six months ended June 30, 2020, employees purchased a total of 43,314 shares at a weighted average price of $14.39 per share. The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2020
Dividend yield	0.01%
Expected volatility	48.63%
Risk-free interest rate	1.54%,1.57%,1.57%,1.56%
Expected life (years)	0.25, 0.50, 0.75, 1.00

We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $61,000 and $80,000 for the three months ended June 30, 2019 and 2020, respectively and $166,000 and $244,000 for the six months ended June 30, 2019 and 2020, respectively.
Good to Great Incentive Program
During the six months ended June 30, 2020, we issued 17,991 shares of our common stock to certain employees, which were valued at approximately $0.4 million at a grant date stock price of $25.00.
Non-Employee Director Compensation
On February 19, 2020, our Board revised the Director Compensation Policy to provide that each independent director is entitled to a quarterly retainer of $35,000, payable at the end of the quarter. On April 23, 2020, as part of our broad-based effort to respond to COVID-19, the Board approved a temporary reduction of the quarterly retainer for our non-employee directors from $35,000 per quarter to $29,750 per quarter (or 15%) effective April 19, 2020. On June 26, 2020, the Board voted to reinstate the quarterly retainer back to 100% effective as of June 28, 2020.
For the six months ended June 30, 2020, we granted an aggregate of 16,680 shares of our common stock to five of our non-employee directors, which were valued at $0.3 million at a weighted average stock price of $17.08.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and common stock awards of $114,000 and $201,000 for the three months ended June 30, 2019 and 2020, respectively and $228,000 and $402,000 for the six months ended June 30, 2019 and 2020, respectively.
Share Repurchase
During the six months ended June 30, 2020, we did not repurchase any shares of our common stock pursuant to our share repurchase program. At June 30, 2020, we had approximately $25.6 million available for repurchases under our share repurchase program.

Cash Dividends
On May 19, 2020, the Board approved an increase of $0.05 to our annual dividend beginning with the next dividend declaration in the third quarter of 2020. During the six months ended June 30, 2019 and 2020, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360
June 1st	$0.075	$1,365

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339
June 1st	$0.075	$1,343

Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Three months ended June 30, 2020
Accumulated Other Comprehensive Income
March 31, 2020	$—
Net unrealized gains associated with available-for-sale securities of the trusts	34,301
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	(34,301)
Balance at June 30, 2020	$—

Six months ended June 30, 2020
Accumulated Other Comprehensive Income
Balance at December 31, 2019	$—
Net unrealized losses associated with available-for-sale securities of the trusts	(10,803)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	10,803
Balance at June 30, 2020	$—

16.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2020 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Numerator for basic and diluted earnings per share:
Net income	$4,862	$6,397	$11,387	$2,200
Less: Earnings allocated to unvested restricted stock	(21)	(18)	(52)	(8)
Income attributable to common stockholders	$4,841	$6,379	$11,335	$2,192

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,959	17,860	18,008	17,833
Effect of dilutive securities:
Stock options	29	29	35	29
Denominator for diluted earnings per common share - weighted average shares outstanding	17,988	17,889	18,043	17,862

Basic earnings per common share:	$0.27	$0.36	$0.63	$0.12
Diluted earnings per common share:	$0.27	$0.36	$0.63	$0.12

For the three and six months ended June 30, 2019 and 2020, there were no shares that would have been issued upon conversion of our Convertible Notes as a result of the application under the if-converted method prescribed by the FASB ASC 260, Earnings Per Share for the fully diluted weighted average shares outstanding and the corresponding calculation of fully diluted earnings per share.
For the three months ended June 30, 2019 and 2020, there were 1,094,070 and 1,017,383 stock options, respectively and 1,200,404 and 1,025,734 for the six months ended June 30, 2019 and 2020, respectively, excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three and six months ended June 30, 2020, 349,357 performance awards have been excluded from the computation of diluted earnings per share as the performance criteria have not been met.
17.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended June 30, 2020
	Funeral	Cemetery	Total
Services	$35,653	$3,227	$38,880
Merchandise	20,121	2,512	22,633
Cemetery property	—	10,009	10,009
Other revenue	3,347	2,608	5,955
Total	$59,121	$18,356	$77,477

Three months ended June 30, 2019
	Funeral	Cemetery	Total
Services	$31,931	$2,728	$34,659
Merchandise	18,378	1,953	20,331
Cemetery property	—	8,546	8,546
Other revenue	2,198	2,018	4,216
Total	$52,507	$15,245	$67,752

Six months ended June 30, 2020
	Funeral	Cemetery	Total
Services	$73,212	$6,400	$79,612
Merchandise	40,821	4,798	45,619
Cemetery property	—	18,294	18,294
Other revenue	6,830	4,612	11,442
Total	$120,863	$34,104	$154,967

Six months ended June 30, 2019
	Funeral	Cemetery	Total
Services	$65,908	$5,403	$71,311
Merchandise	38,343	3,731	42,074
Cemetery property	—	15,382	15,382
Other revenue	4,419	3,647	8,066
Total	$108,670	$28,163	$136,833

We conduct funeral and cemetery operations only in the United States. The following table presents Operating income (loss), Income (loss) before income taxes and Total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended June 30, 2020	$19,869	$5,291	$(6,894)	$18,266
Three months ended June 30, 2019	14,624	4,626	(6,061)	13,189

Six months ended June 30, 2020	$24,180	$9,458	$(13,222)	$20,416
Six months ended June 30, 2019	32,700	8,150	(12,062)	28,788

Income (loss) before income taxes:
Three months ended June 30, 2020	$19,674	$5,348	$(15,176)	$9,846
Three months ended June 30, 2019	14,418	4,852	(12,262)	7,008

Six months ended June 30, 2020	$23,792	$9,453	$(29,746)	$3,499
Six months ended June 30, 2019	32,279	8,438	(24,508)	16,209

Total assets:
June 30, 2020	$768,462	$341,522	$24,668	$1,134,652
December 31, 2019	790,459	314,413	24,883	1,129,755

18.SUPPLEMENTARY DATA

Balance Sheet
The following table presents the detail of certain balance sheet accounts as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Prepaid and other current assets:
Prepaid expenses	$1,596	$1,403
Deposit on pending acquisition	5,000	—
Federal income taxes receivable	2,973	9,949
State income taxes receivable	986	616
Other current assets	112	119
Total prepaid and other current assets	$10,667	$12,087

Current portion of debt and lease obligations:
Current portion of acquisition debt	$1,306	$1,142
Current portion of finance lease obligations	290	306
Current portion of operating lease obligations	1,554	2,008
Total current portion of debt and lease obligations	$3,150	$3,456

Accrued and other liabilities:
Accrued salaries and wages	$4,323	$3,820
Accrued incentive compensation	9,199	3,248
Accrued vacation	2,880	3,208
Accrued insurance	2,329	2,888
Accrued interest	2,299	2,363
Accrued ad valorem and franchise taxes	678	1,785
Employer payroll tax deferral	—	867
Accrued commissions	560	719
Perpetual care trust payable	401	180
Other accrued liabilities	1,357	1,329
Unrecognized tax benefit	—	2,860
Total accrued and other liabilities	$24,026	$23,267

Other long-term liabilities:
Incentive compensation	$1,267	$1,524
Contingent consideration	470	—
Total other long-term liabilities	$1,737	$1,524

19.SUBSEQUENT EVENTS
On July 2, 2020, we sold one funeral home business in Florida for $0.8 million.
On July 10, 2020, we sold two funeral home businesses in Colorado for $3.2 million.

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

•
our ability to meet the timing, objectives and cost saving expectations related to anticipated financing activities, including our deleveraging program, forecasts and planned uses of free cash flow, expected plans for refinancing our senior notes, and future capital allocation;

•	the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance contracts;

•	the financial condition of third-party insurance companies that fund our preneed funeral contracts;

•	increased or unanticipated costs, such as insurance or taxes;

•	our level of indebtedness and the cash required to service our indebtedness;

•	changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service;

•	the potential impact of epidemics and pandemics, including the COVID-19 coronavirus (“COVID-19”), on customer preferences and on our business;

•	effects of litigation and burial practice claims;

•	effects of the application of other applicable laws and regulations, including changes in such regulations or the interpretation thereof;

•	consolidation of the funeral and cemetery industry;

•	our ability to consummate the divestiture of low performing businesses as currently expected, if at all, including expected use of proceeds related thereto;

•	our ability to integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto; and

•	other factors and uncertainties inherent in the funeral and cemetery industry.
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
At June 30, 2020, we operated 186 funeral homes in 29 states and 32 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Credit Facility
On May 18, 2020, we received a waiver under our Credit Facility for the failure to comply with the Total Leverage Ratio covenant for the fiscal quarter ended March 31, 2020. In connection with the waiver, the Credit Facility was also amended to increase the interest rate margin applicable to borrowings by up to 0.625% at each pricing level based on the Total Leverage Ratio. We are in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of June 30, 2020.
Dividend Increase
On May 19, 2020, the Board of Directors (the “Board”) approved an increase of $0.05 to our annual dividend beginning with the next dividend declaration in the third quarter. The annual dividend is now $0.35 per share.
Performance Awards
On May 19, 2020, we cancelled all the Performance Awards previously awarded to all individuals in 2019 and 2020 and the Compensation Committee of the Board approved a new Performance Award Agreement (the “New Agreement”) for certain eligible employees. Pursuant to the New Agreement, the target share awards for each of the eligible employees will vest on December 31, 2024 if the Company’s common stock reaches one of five pre-determined growth targets for a sustained period beginning on the grant date of May 19, 2020 and ending on December 31, 2024.
Executive Leadership Changes
On June 25, 2020, William W. Goetz resigned as President and Chief Operating Officer effective June 26, 2020. Mr. Goetz further agreed to resign from his position as a director on the Board, also effective as of June 26, 2020. The resignation was not the result of any disagreement Mr. Goetz had with the Company on any matter relating to the Company’s operations, policies, and practices.
On June 25, 2020, Carlos Quezada joined the Company as Vice President of Cemetery Sales and Marketing. His primary responsibilities include building High Performance sales teams and standardized sales systems across our portfolio of cemetery businesses. Prior to joining Carriage, Mr. Quezada was a Managing Director for another publicly traded deathcare company. He also has held prior leadership roles in sales and operations in the deathcare and hospitality industries.
Executive Management reduction in base salaries
On April 19, 2020, the Company initiated measures to address potential future challenges from the COVID-19 pandemic. These measures included cost reduction efforts, including, among other things, a temporary reduction in the base salaries for the Company’s executive officers. The Compensation Committee of the Board approved the temporary reductions in compensation.
On June 26, 2020, the Compensation Committee of the Board voted to reinstate the 2020 annual base salaries for the executive officers back to 100% due to the Company’s performance. The reinstatement of 2020 annual base salaries is effective as of June 28, 2020. The annual base salary reductions for the Company’s executive officers from April 19, 2020 through June 27, 2020 have been treated as a temporary pay cut, and the lost wages from that time period will not be paid.

Board of Directors reduction in retainer fees
On April 23, 2020, the Board approved a temporary reduction of the quarterly retainer for our non-employee directors from $35,000 per quarter to $29,750 per quarter (or 15%) effective April 19, 2020.
On June 26, 2020, the Board voted to reinstate the compensation fees back to 100%, effective as of June 28, 2020.
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
The overall impact of the macroeconomic environment to the deathcare industry from COVID-19 may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. Changes in the macroeconomic environment as a result of the pandemic may not necessarily impact volume, but could create situations where people choose to spend less on funerals by purchasing less expensive caskets, minimize the scale of services and visitations, or elect not to make a preneed funeral or cemetery arrangement. During this time, our businesses have been focused on being innovative and resourceful, providing some type of immediate service as part of the grieving process. Gathering and travel restrictions across many areas of the country have limited our ability to provide large, in-person memorialization services and we have seen client families elect webcasting and livestreaming services, hold services with smaller attendance or rotating visitors, or in some cases, choose to delay services to a future date. We have also offered various incentives to our customers and sales counselors to continue to foster sales in our cemeteries.
Within our financial reporting environment, we have considered various areas that could affect the results of our operations, though the scope, severity and duration of these impacts remain uncertain at this time because the COVID-19 pandemic is continually evolving and the ultimate impact of COVID-19 remains uncertain. Certain estimates inherently involve assumptions about future events and annual results, making reliable estimates for those matters challenging in periods of economic instability. We do not believe we are vulnerable to certain concentrations, whether by geographic area, revenue for specific products or our relationships with our vendors. Our relationships with our vendors and suppliers have remained consistent and we continue to receive utmost service. Remote working arrangements have not adversely affected our ability to maintain and support operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures.
We believe our access to capital, the cost of our capital, or the sources and uses of our cash should be relatively consistent in the near term, but given the unprecedented nature of COVID-19, we also believe, it is prudent for us to take a broad-based approach to ensuring we maintain financial flexibility throughout the expected duration of the pandemic. We have, as part of a larger plan, taken steps to reduce overall expenses throughout the rest of 2020. For example, discretionary spending, such as growth capital expenditures (primarily cemetery inventory development) will be tightly managed and minimized during this time. Moreover, our executive officers and non-employee directors voluntarily agreed to temporary reductions in salary compensation from April 19, 2020 through June 28, 2020 (see above herein). While the expected duration of the pandemic is unknown, we have not currently experienced any material impacts to our liquidity position, access to capital, or cash flows as a result of COVID-19. See Liquidity within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to our liquidity position.
We have also applied certain measures of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, which we anticipate should provide a cash benefit in the form of a tax payment refund, tax credits related to employee retention, cash deferral for the employer portion of the Social Security tax and anticipated minimal cash taxes for 2020. Although we expect to take advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position. See Item 1, Financial Statements and Supplementary Data, Note 1 for additional information related to the CARES Act.

The COVID-19 pandemic, and related gathering restrictions issued by state and local officials, did impact, while not material, aspects of our financial results in the second quarter and year to date, including revenue, volume, preneed cemetery sales, and average revenue per contract. We will continue to assess these impacts and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related gathering restrictions evolves.
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
Business Strategy
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long-term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture and operating framework linked with incentive compensation programs that attract top-quality talent to our organization.
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

Our belief in our Mission Statement and Guiding Principles that define us and proper execution of the following three models that define our strategy, have given us the competitive advantage in any market in which we compete. We believe that we can execute our three models without proportionate incremental investment in our consolidation platform infrastructure and without additional fixed regional and corporate overhead. This gives us a competitive advantage that is evidenced by the sustained earning power of our portfolio as defined by our EBITDA margin.
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
Our plan is to remain focused on integrating our newly acquired businesses and to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes and for payment of dividends and our debt obligations. Discretionary spending, such as internal growth projects and expenditures (primarily cemetery inventory development, along with funeral home expansion projects) will be tightly managed and minimized during the remainder of 2020. We also expect increased divestiture activity for the next 12-18 months which we anticipate will yield approximately $15 million of additional cash from the proceeds of the sale. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to, subject to satisfying certain financial covenants in our Credit Facility, repurchase shares of our common stock and our remaining 2.75% convertible subordinated notes due 2021 (“Convertible Notes”) in open market or privately negotiated transactions. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions.
As of June 30, 2020, we have net unrealized losses of $10.8 million in our trusts. At June 30, 2020, these net unrealized losses represented 4% of our original cost basis of $242.1 million. The decline in fair value is largely due to changes in interest rates and other market conditions as a result of COVID-19. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. In addition, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. Changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
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
Cash Flows
We began 2020 with $0.7 million in cash and other liquid investments and ended the second quarter with $0.7 million. As of June 30, 2020, we had borrowings of $89.7 million outstanding on our Credit Facility compared to $83.8 million as of December 31, 2019.
The following table sets forth the elements of cash flow for the six months ended June 30, 2019 and 2020 (in thousands):

	Six months ended June 30,
	2019	2020
Cash at beginning of year	$644	$716

Net cash provided by operating activities	21,912	31,001

Acquisitions	—	(28,011)
Net proceeds from the sale of other assets	100	78
Capital expenditures	(8,654)	(5,786)
Net cash used in investing activities	(8,554)	(33,719)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	(3,410)	5,221
Redemption of the Convertibles Notes	(27)	—
Payment of debt issuance costs related to the Senior Notes	—	(66)
Net proceeds from employee equity plans	763	390
Dividends paid on common stock	(2,725)	(2,682)
Purchase of treasury stock	(7,756)	—
Other financing costs	(162)	(169)
Net cash provided by (used in) financing activities	(13,317)	2,694

Cash at end of the period	$685	$692
Operating Activities
For the six months ended June 30, 2020, cash provided by operating activities was $31.0 million compared to $21.9 million for the six months ended June 30, 2019. The increase of $9.1 million is a reflection of the resilient cash generating ability of our portfolio of high-quality funeral home and cemetery operations. Our operating income (excluding the non-cash $14.7 million impairment charge of goodwill and tradenames recorded in the first quarter) increased $6.3 million in addition to other favorable working capital changes.
Investing Activities
Our investing activities, resulted in a net cash outflow of $33.7 million for the six months ended June 30, 2020 compared to $8.6 million for the six months ended June 30, 2019, an increase of $25.1 million.
During the six months ended June 30, 2020, we acquired a funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid at closing in 2020. We also paid an additional $0.2 million for our acquisition of the cemetery business in Fairfax, Virginia to reimburse the sellers for certain incremental taxes resulting from the 338(h)(10) election under the Internal Revenue Code, which was offset by the receipt of $0.2 million in cash related to the sellers closing all operating bank accounts in place prior to the acquisition.

For the six months ended June 30, 2020, capital expenditures totaled $5.8 million compared to $8.7 million for the six months ended June 30, 2019, a decrease of $2.9 million. The following tables present our growth and maintenance capital expenditures (in thousands):

	Six months ended June 30,
	2019	2020
Growth
Cemetery development	$2,673	$2,127
Renovations at certain businesses	1,727	319
Live streaming equipment	23	388
Other	56	54
Total growth expenditures	$4,479	$2,888

Maintenance
Facility repairs and improvements	$922	$694
Vehicles	1,179	634
General equipment and furniture	1,545	1,176
Paving roads and parking lots	362	181
Other	167	213
Total maintenance expenditures	$4,175	$2,898

Total capital expenditures	$8,654	$5,786
Financing Activities
Our financing activities resulted in a net cash inflow of $2.7 million for the six months ended June 30, 2020 compared to a net cash outflow of $13.3 million for the six months ended June 30, 2019, an increase of $16.0 million. During the six months ended June 30, 2020, we had net borrowings on our Credit Facility of $5.9 million and payments on our acquisition debt and finance leases of $0.7 million and paid $2.7 million in dividends.
During the six months ended June 30, 2019, we had net payments on our Credit Facility of $2.5 million, payments on our acquisition debt and finance leases of $0.9 million, we paid $2.7 million in dividends and repurchased treasury stock for $7.8 million.
Dividends
During the six months ended June 30, 2019 and 2020, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.075	$1,360
June 1st	$0.075	$1,365

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339
June 1st	$0.075	$1,343
On May 19, 2020, the Board approved an increase of $0.05 to our annual dividend beginning with the next dividend declaration in the third quarter.
Share Repurchases
During the six months ended June 30, 2020, we did not repurchase any shares of common stock pursuant to our share repurchase program. At June 30, 2020, we had approximately $25.6 million available for repurchases under our share repurchase program.

Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at June 30, 2020 is as follows (in thousands):

June 30, 2020
Credit Facility	$89,700
Finance leases	6,002
Operating leases	22,591
Acquisition debt	6,427
Total	$124,720
Credit Facility
At June 30, 2020, our Credit Facility was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
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
As of June 30, 2020, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
On May 18, 2020, we received a waiver under our Credit Facility for the failure to comply with the Total Leverage Ratio covenant for the fiscal quarter ended March 31, 2020. In connection with the waiver, the Credit Facility was also amended to increase the interest rate margin applicable to borrowings by up to 0.625% at each pricing level based on the Total Leverage Ratio.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of June 30, 2020.
We have one letter of credit outstanding under the Credit Facility issued on November 30, 2019 for approximately $2.0 million, which bears interest at 2.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of June 30, 2020, the prime rate margin was equivalent to 2.00% and the LIBOR rate margin was 3.00%. The weighted average interest rate on our Credit Facility was 3.6% and 3.9% for the three and six months ended June 30, 2020, respectively. The weighted average interest rate on our Credit Facility was 3.9% and 4.0% for the three and six months ended June 30, 2019, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Credit Facility interest expense	$362	$1,106	$740	$2,336
Credit Facility amortization of debt issuance costs	54	118	108	245

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
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases during the three and six months ended June 30, 2019 and 2020 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Operating lease cost	$942	$954	$1,862	$1,911
Short-term lease cost	59	39	133	96

Finance lease cost:
Depreciation of lease right-of-use assets	$131	$109	$263	$218
Interest on lease liabilities	131	125	263	251
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Acquisition debt imputed interest expense	$161	$124	$329	$251
Convertible Subordinated Notes due 2021
At June 30, 2020, the principal amount of the liability component of our Convertible Notes was $6.3 million, the net carrying amount was $6.1 million and the carrying amount of the equity component was $0.8 million. The fair value of the Convertible Notes, which are Level 2 measurements, was $6.4 million at June 30, 2020. The Convertible Notes are due in March 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Convertible Notes interest expense	$44	$43	$87	$87
Convertible Notes accretion of debt discount	59	66	117	131
Convertible Notes amortization of debt issuance costs	5	6	11	12
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately eight months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and six months ended June 30, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for both three and six months ended June 30, 2019 and 2020 was 3.2%.

Senior Notes due 2026
At June 30, 2020, the principal amount of our Senior Notes was $400.0 million. The fair value of the Senior Notes, which are Level 2 measurements, was $419.9 million at June 30, 2020. The Senior Notes are due on June 1, 2026 and bear interest at 6.625% per year, which is payable semi-annually in arrears on June 1 and December 1 of each year.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes during the three and six months ended June 30, 2019 and 2020 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Senior Notes interest expense	$5,383	$6,625	$10,766	$13,250
Senior Notes amortization of debt discount	122	131	242	260
Senior Notes amortization of debt premium	—	55	—	109
Senior Notes amortization of debt issuance costs	34	69	68	136
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 71 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the initial Senior Notes, which were issued in May 2018, for both the three and six months ended June 30, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Senior Notes, which were issued in December 2019, for both the three and six months ended June 30, 2020 was 6.20% and 6.90%, respectively.
FINANCIAL HIGHLIGHTS
Below are our financial highlights for the three months ended June 30, 2019 and 2020 (in thousands except for volumes and averages):

	Three months ended June 30,
	2019	2020
Revenue	$67,752	$77,477
Funeral contracts	9,366	11,737
Average revenue per funeral contract	$5,557	$4,908
Preneed interment rights (property) sold	2,056	2,338
Average price per preneed interment right sold	$3,660	$3,988
Gross profit	$19,250	$25,160
Net income	$4,862	$6,397
Revenue for the three months ended June 30, 2020 increased $9.7 million compared to the three months ended June 30, 2019, as we experienced a 25.3% increase in total funeral contracts primarily due to the funeral home acquisitions made in the fourth quarter of 2019 and first quarter of 2020, offset by a decrease in the average revenue per funeral contract of 11.7%. In addition, we experienced an increase of 13.7% in the number of preneed interment rights (property) sold primarily due to the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as an increase in the average price per interment right sold of 9.0%.
Gross profit for the three months ended June 30, 2020 increased $5.9 million compared to the three months ended June 30, 2019, primarily due to the increase in revenue from both our funeral home and cemetery segments due to the acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as measures the Company has taken to control costs during the COVID-19 pandemic.
Net income for the three months ended June 30, 2020 increased $1.5 million compared to the three months ended June 30, 2019, primarily due to the increase in gross profit, offset by the increase in interest expense related to our Senior Notes and Credit Facility.

Below are our financial highlights for the six months ended June 30, 2019 and 2020 (in thousands except for volumes and averages):

	Six months ended June 30,
	2019	2020
Revenue	$136,833	$154,967
Funeral contracts	19,247	23,230
Average revenue per funeral contract	$5,597	$5,069
Preneed interment rights (property) sold	3,518	4,206
Average price per preneed interment right sold	$3,721	$3,895
Gross profit	$40,850	$48,331
Net income	$11,387	$2,200
Revenue for the six months ended June 30, 2020 increased $18.1 million compared to the six months ended June 30, 2019, as we experienced a 20.7% increase in total funeral contracts primarily due to the funeral home acquisitions made in the fourth quarter of 2019 and first quarter of 2020, offset by a decrease in the average revenue per funeral contract of 9.4%. In addition, we experienced an increase of 19.6% in the number of preneed interment rights (property) sold primarily due to the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as an increase of 4.7% in the average price per interment right sold.
Gross profit for the six months ended June 30, 2020 increased $7.5 million compared to the six months ended June 30, 2019, primarily due to the increase in revenue from both our funeral home and cemetery segments due to the acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as measures the Company has taken to control costs during the COVID-19 pandemic.
Net income for the six months ended June 30, 2020 decreased $9.2 million compared to the six months ended June 30, 2019, primarily due to the $14.7 million impairment of goodwill and tradenames recorded in the first quarter and $4.2 million increase in interest expense related to our Senior Notes and Credit facility, offset by the $7.5 million increase in gross profit.
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

REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three and six months ended June 30, 2020 dated July 28, 2020 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Net income	$4,862	$6,397	$11,387	$2,200
Special items, net of tax(1)
Acquisition and divestiture expenses	—	36	—	126
Severance and separation costs	483	217	654	445
Performance awards cancellation and exchange	—	56	—	56
Accretion of discount on Convertible Notes(1)	60	66	117	131
Net impact of impairment of goodwill and other intangibles(2)	—	51	—	9,808
Litigation reserve	281	154	380	213
Natural disaster and pandemic costs	—	657	—	768
Other special items	—	371	—	371
Adjusted net income(3)	$5,686	$8,005	$12,538	$14,118

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 21% for the three and six months ended June 30, 2019 and 2020, except for the Accretion of the discount on the Convertible Notes, as this is a non-tax deductible item and the Net impact of impairment of goodwill and other intangibles (described below).

(2)	The Net impact of impairment of goodwill and other intangibles special item is net of the operating tax rate of 33.3%.
(3)
Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Gross profit	$19,250	$25,160	$40,850	$48,331

Cemetery property amortization	1,169	1,097	2,018	1,974
Field depreciation expense	3,059	3,247	6,144	6,537
Regional and unallocated funeral and cemetery costs	3,622	3,717	6,411	6,473
Operating profit(1)	$27,100	$33,221	$55,423	$63,315

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment for the three and six months ended June 30, 2019 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Funeral Home	$20,420	$25,552	$43,587	$49,826
Cemetery	6,680	7,669	11,836	13,489
Operating profit	$27,100	$33,221	$55,423	$63,315

Operating profit margin(1)	40.0%	42.9%	40.5%	40.9%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2020 and 2019.
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

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 (in thousands):

	Three months ended June 30,
	2019	2020
Revenue:
Same store operating revenue	$41,690	$42,664
Acquired operating revenue	6,298	11,337
Divested/planned divested revenue	2,390	1,852
Ancillary funeral services revenue	—	1,117
Preneed funeral insurance commissions	329	326
Preneed funeral trust and insurance	1,800	1,825
Total	$52,507	$59,121

Operating profit:
Same store operating profit	$15,550	$18,026
Acquired operating profit	2,445	4,672
Divested/planned divested operating profit	535	562
Ancillary funeral services operating profit	—	321
Preneed funeral insurance commissions	134	160
Preneed funeral trust and insurance	1,756	1,811
Total	$20,420	$25,552
The following measures reflect the significant metrics over this comparative period:

	Three months ended June 30,
	2019	2020
Same store:
Contract volume	7,844	8,785
Average revenue per contract, excluding preneed funeral trust earnings	$5,315	$4,856
Average revenue per contract, including preneed funeral trust earnings	$5,512	$5,037
Burial rate	38.5%	36.2%
Cremation rate	53.7%	57.5%

Acquired:
Contract volume	961	2,350
Average revenue per contract, excluding preneed funeral trust earnings	$6,554	$4,824
Average revenue per contract, including preneed funeral trust earnings	$6,681	$4,894
Burial rate	47.0%	40.6%
Cremation rate	46.1%	54.9%
Funeral home same store operating revenue for the three months ended June 30, 2020 increased $1.0 million compared to the three months ended June 30, 2019. The increase in operating revenue is primarily due to a 12.0% same store contract volume increase in the three months ended June 30, 2020 compared to the same period in 2019. The increase was offset by a decrease in contract averages excluding preneed interest of 8.6%. The decrease in funeral contract averages for the three months ended June 30, 2020 compared to the same period in 2019 is primarily due to a 230 basis point decrease in the burial rate. In addition, in the three months ended June 30, 2020, we experienced a decrease in services performed due to the restrictions placed on gatherings mandated by state and local governments due to COVID-19. For both burial and cremation contracts for which memorial services were performed, we experienced a 940 and 1240 basis point decrease in the number of these contracts, respectively, in the three months ended June 30, 2020.
Funeral same store operating profit for the three months ended June 30, 2020 increased $2.5 million when compared to the three months ended June 30, 2019, and the comparable operating profit margin increased 500 basis points to 42.3%. The increase in operating margin is primarily due to the increase in same store operating revenue and a 5.0% decrease in operating costs. Same store salaries and benefits for the three months ended June 30, 2020 had the largest decrease of $0.4 million or 1.6% compared to the three months ended June 30, 2019. The decrease in salaries and benefits was primarily due to the decrease in part-time funeral staff needed to assist with memorial services, offset by an increase in the demand for pickup and embalming services due to increased contracts. The decrease in other operating costs was a result of disciplined expense and cost management by local leaders at each business during the COVID-19 pandemic.
Funeral home acquired operating revenue for the three months ended June 30, 2020 increased $5.0 million, as our funeral home acquired portfolio for the three months ended June 30, 2020 included nine funeral home businesses added through four acquisitions in the fourth quarter of 2019 and one business acquired in the first quarter of 2020 not present in the three months ended June 30, 2019.
Acquired operating profit for the three months ended June 30, 2020 increased $2.2 million when compared to the three months ended June 30, 2019. Operating profit margin increased 240 basis points to 41.2% for the three months ended June 30, 2020 compared to the same period in 2019. The increase is primarily due to certain measures taken to control costs during the COVID-19 pandemic, slightly offset by lower margins for our most recent acquisition compared to our other acquired businesses, particularly with regard to higher salaries and benefits expenses. We expect the operating margins for our recently acquired business to improve as we focus on integrating this business into our high performance framework of the Standards Operating Model.
Ancillary funeral services revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business and online cremation business in Texas, which were acquired in the fourth quarter of 2019. Operating profit from our ancillary funeral service businesses was $0.3 million for the three months ended June 30, 2020, with an operating profit margin of 28.7%.
Preneed funeral insurance commissions and preneed funeral trust and insurance, also recorded in Other revenue, on a combined basis, remained flat for the three months ended June 30, 2020 compared to the same period in 2019. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.1 million or 4.3% for the same comparative period in 2019 primarily due to a reduction in preneed trust and insurance expenses.
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (in thousands):

	Six months ended June 30,
	2019	2020
Revenue:
Same store operating revenue	$86,565	$87,249
Acquired operating revenue	13,032	22,859
Divested/planned divested revenue	4,780	4,062
Ancillary funeral services revenue	—	2,268
Preneed funeral insurance commissions	688	692
Preneed funeral trust and insurance	3,605	3,733
Total	$108,670	$120,863

Operating profit:
Same store operating profit	$33,564	$35,152
Acquired operating profit	5,162	8,900
Divested/planned divested operating profit	1,074	1,169
Ancillary funeral services operating profit	—	616
Preneed funeral insurance commissions	266	321
Preneed funeral trust and insurance	3,521	3,668
Total	$43,587	$49,826

The following measures reflect the significant metrics over this comparative period:

	Six months ended June 30,
	2019	2020
Same store:
Contract volume	16,113	17,508
Average revenue per contract, excluding preneed funeral trust earnings	$5,372	$4,983
Average revenue per contract, including preneed funeral trust earnings	$5,565	$5,170
Burial rate	38.9%	36.4%
Cremation rate	53.3%	56.4%

Acquired:
Contract volume	1,966	4,516
Average revenue per contract, excluding preneed funeral trust earnings	$6,629	$5,062
Average revenue per contract, including preneed funeral trust earnings	$6,757	$5,131
Burial rate	48.5%	41.1%
Cremation rate	44.6%	54.3%
Funeral home same store operating revenue for the six months ended June 30, 2020 increased $0.7 million compared to the six months ended June 30, 2019. The increase in operating revenue is due to an 8.7% same store contract volume increase in the six months ended June 30, 2020 compared to the same period in 2019. The increase was offset by a decrease in contract averages excluding preneed interest of 7.2%. The decrease in funeral contract averages for the six months ended June 30, 2020 compared to the same period in 2019 is primarily due to a 250 basis point decrease in the burial rate. Beginning in the latter half of March 2020, we saw a decrease in services performed due to the restrictions placed on gatherings mandated by state and local governments as the COVID-19 pandemic became more prominent and individuals began to practice social distancing to comply with applicable shelter in place and related orders. For both burial and cremation contracts for which memorial services were performed, we experienced a 580 and 820 basis point decrease in the number of these contracts, respectively, in the six months ended June 30, 2020.
Funeral same store operating profit for the six months ended June 30, 2020 increased $1.6 million when compared to the six months ended June 30, 2019, and the comparable operating profit margin increased 150 basis points to 40.3%. The increase in operating margin is due to the increase in same store operating revenue and a 1.5% decrease in operating costs. Same store promotional costs for the six months ended June 30, 2020 had the largest decrease of $0.4 million or 0.5% compared to the six months ended June 30, 2019. The decrease in promotional costs and other operating costs resulted from cost control measures undertaken during the COVID-19 pandemic.
Funeral home acquired operating revenue for the six months ended June 30, 2020 increased $9.8 million, as our funeral home acquired portfolio for the six months ended June 30, 2020 included nine funeral home businesses added through four acquisitions in the fourth quarter of 2019 and one business acquired in the first quarter of 2020 not present in the six months ended June 30, 2019.
Acquired operating profit for the six months ended June 30, 2020 increased $3.7 million when compared to the six months ended June 30, 2019. Operating profit margin decreased 70 basis points to 38.9% for the six months ended June 30, 2020 compared to the same period in 2019. The decrease is primarily due to the recently acquired businesses (discussed above), as operating profit margins for these businesses were lower compared to our other acquired businesses, particularly with regard to higher salaries and benefits expenses. However, the operating margins for our 2019 acquired businesses have increased 440 basis points in the second quarter of 2020 compared to the first quarter of 2020 and we expect continuous improvement as we focus on integrating all of our newly acquired businesses into our high performance framework of the Standards Operating Model.
Ancillary funeral services revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business and online cremation business in Texas, which were acquired in the fourth quarter of 2019. Operating profit from our ancillary funeral service businesses was $0.6 million for the six months ended June 30, 2020, with an operating profit margin of 27.2%.
Preneed funeral insurance commissions and preneed funeral trust and insurance, also recorded in Other revenue, on a combined basis, increased $0.1 million or 3.1% for the six months ended June 30, 2020 compared to the same period in 2019. The increase is due to the increase in preneed trust and insurance. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.2 million or 5.3% for the same comparative period in 2019, primarily due to the increase in revenue and reduction of preneed trust and insurance expenses.

Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 (in thousands):

	Three months ended June 30,
	2019	2020
Revenue:
Same store operating revenue	$13,227	$11,694
Acquired operating revenue	—	4,055
Preneed cemetery trust and insurance	1,623	2,367
Preneed cemetery finance charges	395	240
Total	$15,245	$18,356

Operating profit:
Same store operating profit	$4,808	$3,674
Acquired operating profit	—	1,434
Preneed cemetery trust and insurance	1,477	2,321
Preneed cemetery finance charges	395	240
Total	$6,680	$7,669
The following measures reflect the significant metrics over this comparative period:

	Three months ended June 30,
	2019	2020
Same store:
Preneed revenue as a percentage of operating revenue	64%	61%
Preneed revenue (in thousands)	$8,455	$7,089
Atneed revenue (in thousands)	$4,772	$4,605
Number of preneed interment rights sold	2,056	1,786
Average price per interment right sold	$3,660	$3,900

Acquired:
Preneed revenue as a percentage of operating revenue	n/a	62%
Preneed revenue (in thousands)	n/a	$2,522
Atneed revenue (in thousands)	n/a	$1,533
Number of preneed interment rights sold	n/a	552
Average price per interment right sold	n/a	$4,273
Cemetery same store preneed revenue for the three months ended June 30, 2020 decreased $1.4 million due to the decrease in cemetery property revenue as we experienced a 13.1% decrease in the number of preneed interment rights sold, offset by a 6.6% increase in the average price per interment right sold. The decrease in the number of preneed interment rights sold is primarily due to the COVID-19 pandemic as individuals began practicing social distancing to comply with applicable shelter in place and related orders, which resulted in our preneed sales personnel being unable to meet with families at our businesses, in certain areas of the country, during this time. In addition, these restrictions impacted our ability to host annual events at certain cemeteries notably the Ching Ming festival during April and Memorial Day festivities during May. Cemetery same store atneed revenue, which represents 39.0% of our same store operating revenue decreased $0.2 million, as we experienced a 3.1% decrease in the average sale per contract, while the number of atneed contracts sold remained flat.
Cemetery same store operating profit for the three months ended June 30, 2020 decreased $1.1 million from the same period in 2019. The comparable operating profit margin decreased 490 basis points to 31.4% for the three months ended June 30, 2020 from 36.3% in the same period in 2019. The decrease in operating profit margin is the result of an 11.6% decrease in operating revenue, offset by a 4.8% decrease in operating costs. Operating expense as a percent of operating revenue increased in two categories for the three months ended June 30, 2020 compared to the same period in 2019. Most notably, salaries and benefits increased 1.2% as a percentage of revenue and the allowance for credit losses expense increased 2.4% as a percentage of revenue.

The increase in salaries and benefits is due to additional support staff hired in the latter half of 2019. The increase in the allowance for credit losses is due to slower payments on financed receivables particularly in the states most affected by COVID-19.
Our acquired cemetery portfolio includes two businesses acquired during the fourth quarter of 2019 and one business acquired during the first quarter of 2020. These three businesses contributed $4.1 million in operating revenue and $1.4 million in operating profit for the three months ended June 30, 2020.
Preneed cemetery trust and insurance and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis increased $0.6 million for the three months ended June 30, 2020 compared to the same period in 2019. Earnings in our perpetual care trust fund increased $0.6 million due to our acquisitions. Operating profit for the two categories of Other revenue, on a combined basis, increased $0.7 million for the three months ended June 30, 2020 compared to the same period in 2019, primarily due to the increase in perpetual care trust fund revenue. The increase in our trust fund income is primarily due to our major capital deployment during and after the COVID-19 market crash in March 2020, which we expect will produce sustainable increases in both revenue and operating profit throughout the year.
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (in thousands):

	Six months ended June 30,
	2019	2020
Revenue:
Same store operating revenue	$24,516	$22,639
Acquired operating revenue	—	6,854
Preneed cemetery trust and insurance	2,874	4,128
Preneed cemetery finance charges	773	483
Total	$28,163	$34,104

Operating profit:
Same store operating profit	$8,469	$6,825
Acquired operating profit	—	2,261
Preneed cemetery trust and insurance	2,594	3,920
Preneed cemetery finance charges	773	483
Total	$11,836	$13,489
The following measures reflect the significant metrics over this comparative period:

	Six months ended June 30,
	2019	2020
Same store:
Preneed revenue as a percentage of operating revenue	62%	59%
Preneed revenue (in thousands)	$15,114	$13,400
Atneed revenue (in thousands)	$9,402	$9,239
Number of preneed interment rights sold	3,518	3,354
Average price per interment right sold	$3,721	$3,762

Acquired:
Preneed revenue as a percentage of operating revenue	n/a	62%
Preneed revenue (in thousands)	n/a	$4,258
Atneed revenue (in thousands)	n/a	$2,596
Number of preneed interment rights sold	n/a	852
Average price per interment right sold	n/a	$4,422

Cemetery same store preneed revenue for the six months ended June 30, 2020 decreased $1.7 million due to the decrease in cemetery property revenue as we experienced a 4.7% decrease in the number of preneed interments sold compared to the same period in 2019, offset slightly by a 1.1% increase in the average price per interment right sold. The decrease in the number of preneed interment rights sold is primarily due to the COVID-19 pandemic as individuals began practicing social distancing to comply with applicable shelter in place and related orders, which resulted in our preneed sales personnel being unable to meet with families at our businesses, in certain areas of the country, during this time. Cemetery same store atneed revenue, which represents 41% of our same store operating revenue, decreased $0.2 million as we experienced a 1.3% decrease in the average sale per contract, while the number of atneed contracts sold remained flat.
Cemetery same store operating profit for the six months ended June 30, 2020 decreased $1.6 million from the same period in 2019. The comparable operating profit margin decreased 440 basis points to 30.1% for the six months ended June 30, 2020 from 34.5% in the same period in 2019. The decrease in operating profit margin is a result of a 7.7% decrease in operating revenue and a 1.5% decrease in operating costs. Operating expense as a percent of operating revenue increased in three categories in the six months ended June 30, 2020 compared to the same period in 2019. Our allowance for credit losses expense increased 1.7%, promotional expense increased 1.2% and salaries and wages increased 1.0% as a percentage of revenue. The increase in the allowance for credit losses is due to slower payments on financed receivables particularly in the states most affected by COVID-19. The increase in promotional expenses is due to the addition of marketing personnel and increased counselor bonuses at certain cemeteries. Salaries and benefits related to the beautification and maintenance of our cemetery grounds were fairly flat but increased as a percentage of revenue.
Our acquired cemetery portfolio includes two businesses acquired during the fourth quarter of 2019 and one business acquired during the first quarter of 2020. These three businesses contributed $6.9 million in operating revenue and $2.3 million in operating profit for the six months ended June 30, 2020.
Preneed cemetery trust and insurance and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis increased $1.0 million for the six months ended June 30, 2020 compared to the same period in 2019. Earnings in our perpetual care trust fund increased $1.4 million primarily from acquisitions and an increase in realized gains and was partially offset by $0.3 million decrease in finance charge revenue. The decrease in finance charge revenue is due to our enhanced preneed cemetery property sales strategy of reducing interest rates on preneed contracts. Operating profit for the two categories of Other revenue, on a combined basis, also increased $1.0 million for the six months ended June 30, 2020 compared to the same period in 2019 due to the increase in revenue. The increase in our trust fund income is primarily due to our major capital deployment during and after the COVID-19 market crash in March 2020, which we expect will produce sustainable increases in both revenue and operating profit throughout the year.
Cemetery property amortization. Cemetery property amortization totaled $1.1 million for the three months ended June 30, 2020, a decrease of $0.1 million compared to the three months ended June 30, 2019. Cemetery property amortization remained flat at $2.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Field depreciation. Depreciation expense for our field businesses increased $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Depreciation expense for our field businesses increased $0.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily attributable to additional depreciation expense from the assets acquired through our 2019 and first quarter 2020 acquisitions.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.7 million for the three months ended June 30, 2020, an increase of $0.1 million primarily due to a $0.4 million increase related to a state audit assessment, a $0.3 million increase in expenses related to the COVID-19 pandemic and a $0.1 million increase in other general and administrative costs, offset by a $0.7 million decrease in severance expense.
Regional and unallocated funeral and cemetery costs totaled $6.5 million for the six months ended June 30, 2020, an increase of $0.1 million primarily due to a $0.4 million increase related to a state audit assessment, a $0.4 million increase in expenses due to the COVID-19 pandemic, offset by a $0.6 million decrease in severance expense and a $0.1 million decrease in other general administrative costs.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $6.5 million for the three months ended June 30, 2020, an increase of $0.8 million compared to the three months ended June 30, 2019. The increase was primarily attributable to a $0.6 million increase in incentive compensation, a $0.3 million increase in public company costs, a $0.2 million increase in litigation reserve, offset by a $0.2 million decrease in other general administrative costs and a $0.1 million decrease in acquisition expenses.

General, administrative and other expenses totaled $12.5 million for the six months ended June 30, 2020, an increase of $1.2 million compared to the six months ended June 30, 2019. The increase was primarily attributable to a $0.5 million increase in salaries, benefits and severance costs, a $0.4 million increase in incentive and equity compensation, a $0.3 million increase in public company costs, a $0.3 million increase in litigation reserve and a $0.1 million increase in acquisition expenses, offset by a $0.4 million decrease in other general administrative costs.
Home office depreciation and amortization. Home office depreciation and amortization expense remained flat at $0.4 million and $0.7 million for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019 primarily due to machinery and equipment at the home office becoming fully depreciated in 2019, offset by additional software assets purchased in the latter half of 2019.
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
Interest expense. Interest expense totaled $8.4 million for the three months ended June 30, 2020, an increase of $2.1 million compared to the three months ended June 30, 2019. Interest expense totaled $16.8 million for the six months ended June 30, 2020, an increase of $4.2 million compared to the six months ended June 30, 2019. The increase was primarily due to increased borrowings on our Credit Facility and the $75.0 million of additional Senior Notes we issued on December 19, 2019.
Accretion of discount on convertible subordinated notes. We recognized accretion of the discount on our Convertible Notes of $0.1 million for both the three months ended June 30, 2020 and 2019 and $0.1 million for both the six months ended June 30, 2020 and 2019.
Income taxes. We calculate our quarterly income tax expense using a forecasted annual effective tax rate and we adjust for any discrete items arising during the quarter. Our income tax expense was $3.4 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively and $1.3 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively. Our operating tax rate before discrete items was 33.5% and 29.2% for the three months ended June 30, 2020 and 2019, and 33.3% and 28.5% for the six months ended June 30, 2020 and 2019, respectively.
The increase in our overall effective tax rate is due to the unfavorable tax impact of impairment of goodwill and other intangibles recorded in the first quarter of 2020 for businesses that were previously acquired through stock acquisitions.
In connection with the CARES Act, we expect to file a claim for a refund during 2020 to carryback the net operating losses generated in the tax years ending December 31, 2018 and 2019 and have included the anticipated impact in our current provision. In an effort to maximize the expected benefits afforded by the CARES Act we plan to amend our 2018 tax return to include the additional first year depreciation deduction for qualified improvement property. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of the timing of receiving Internal Revenue Service approval for non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated.
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
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks other than those related to COVID-19 which are described in more detail in Item 1A - Risk Factors below.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2020 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of June 30, 2020 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 6 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.59% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of June 30, 2020, we had outstanding borrowings under the Credit Facility of $89.7 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or the LIBOR rate plus a margin. At June 30, 2020, the prime rate margin was equivalent to 2.00% and the LIBOR rate margin was 3.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.9 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at the fixed annual rate of 2.75%. The Convertible Notes do not contain a call feature. At June 30, 2020, the carrying value of the Convertible Notes on our Consolidated Balance Sheet was $6.1 million and the fair value of the Convertible Notes was $6.4 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA)”. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at the fixed annual rate of 6.625%. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At June 30, 2020, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.7 million and the fair value of the Senior Notes was $419.9 million based on the last traded or broker quoted price, as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.	Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective as of June 30, 2020 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Our business and operational results could be adversely affected by general conditions in the U.S. economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the COVID-19 pandemic. The most recent U.S. and global economic and financial conditions related to COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, and the related adverse economic and health consequences could result in a variety of risks to our business, financial condition or results from operations, including weakened demand from our client families, decreased preneed sales, increased preneed installment contract defaults, increased cremation rates, reduced access to capital and credit markets or delays in obtaining client family payments. A weak or declining economy could also strain our supply partners. Additionally, our business relies heavily on our employees, including key employees due to the localized and personal nature of our business, and adverse events such as health-related concerns, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of pandemic diseases such as COVID-19, we may lose the services of a number of our key employees or experience system interruptions, which could lead to impacts to our regular business operations, inefficiencies and reputational harm. Due to the uncertainty around the ultimate impact of COVID-19 to our business and operations, the impact on our business and operational results cannot be reasonably estimated at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current COVID-19 pandemic and financial market conditions could adversely impact our business.
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
We are required to comply with certain financial covenants in our Credit Facility. Complying with these financial covenants and other restrictive covenants, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or working capital needs or to take advantage of future business opportunities. Our ability to comply with these covenants will depend on our future performance, which may be affected by events beyond our control. Our failure to comply with any of these covenants or restrictions could result in a default under any future debt instrument, which could lead to an acceleration of the debt under that instrument and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions, each of which could have a material adverse effect on us. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt instruments. If we are unable to repay amounts owed under the terms of our Credit Facility, the lenders thereunder may choose to exercise their remedies in respect of the collateral, including a foreclosure of their lien which results in a sale of certain of our funeral assets to satisfy our obligations under the Credit Facility.
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
New or revised tax regulations could have a material effect on our financial statements
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, amended, or applied in a manner that has a material effect on us, which could materially impact our business and financial condition. For example, on March 27, 2020, the CARES Act was enacted in response to the macroeconomic environment conditions posed by COVID-19. The CARES Act is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. Based on available guidance, we anticipate that the legislative changes will have a positive impact on our earnings and cash flow. We have conducted an initial analysis into determining the impact of the legislative changes on our provision for income taxes. As the enacted legislation includes provisions that would expire after certain periods of time, the fact that our business has the potential to change its operating situation, and the existence of potential changes by state tax authorities related to conformity with federal tax regulations, the possibility exists that the future benefit of the legislation could change. In addition, it is uncertain if, and to what extent, various states will conform to the CARES Act, or any newly enacted or revised federal tax legislation. Under the CARES Act, the primary areas that should be considered for future earnings and cash impact are the changes to the interest expense limitation threshold and the technical correction to the Tax Cuts and Jobs Act regarding the qualified improvement property now being eligible for full expensing. We continue to work to determine the full impact that the recent tax legislation as a whole will have on us.

Please also refer to the complete set of Risk Factors under Item 1A in the Company’s 2019 Form 10-K, filed with the U.S. Securities and Exchange Commission on February 28, 2020, for additional risks and uncertainties to the Company that may have an adverse effect on the Company’s business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

April 1, 2020 - April 30, 2020	—	$—	—	$25,601,446
May 1, 2020 - May 31, 2020	—	$—	—	$25,601,446
June 1, 2020 - June 30, 2020	—	$—	—	$25,601,446
Total for quarter ended June 30, 2020	—		—

(1)	See Note 15 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	August 4, 2020	/s/ Viki K. Blinderman
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