Form 10-Q
period 2020-09-30
CARRIAGE SERVICES INC
filed 2020-11-03
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 30, 2020 was 17,969,828.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2019	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$716	$725
Accounts receivable, net	21,478	22,277
Inventories	6,989	7,382
Prepaid and other current assets	10,667	2,253
Total current assets	39,850	32,637
Preneed cemetery trust investments	72,382	75,580
Preneed funeral trust investments	96,335	92,823
Preneed cemetery receivables, net	20,173	20,324
Receivables from preneed trusts, net	18,024	17,794
Property, plant and equipment, net	279,200	270,371
Cemetery property, net	87,032	101,333
Goodwill	398,292	394,483
Intangible and other non-current assets, net	32,116	29,634
Operating lease right-of-use assets	22,304	20,846
Cemetery perpetual care trust investments	64,047	64,824
Total assets	$1,129,755	$1,120,649
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,150	$3,540
Accounts payable	8,413	9,713
Accrued and other liabilities	24,026	32,651
Convertible subordinated notes due 2021	—	2,522
Total current liabilities	35,589	48,426
Acquisition debt, net of current portion	5,658	4,957
Credit facility	82,182	54,745
Convertible subordinated notes due 2021	5,971	—
Senior notes due 2026	395,447	395,816
Obligations under finance leases, net of current portion	5,854	5,615
Obligations under operating leases, net of current portion	21,533	19,952
Deferred preneed cemetery revenue	46,569	47,666
Deferred preneed funeral revenue	29,145	28,900
Deferred tax liability	41,368	46,628
Other long-term liabilities	1,737	2,125
Deferred preneed cemetery receipts held in trust	72,382	75,580
Deferred preneed funeral receipts held in trust	96,335	92,823
Care trusts’ corpus	63,416	64,620
Total liabilities	903,186	887,853
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 25,880,362 and 25,995,167 shares issued at December 31, 2019 and September 30, 2020, respectively	259	260
Additional paid-in capital	242,147	240,648
Retained earnings	86,213	93,938
Treasury stock, at cost; 8,025,339 at both December 31, 2019 and September 30, 2020	(102,050)	(102,050)
Total stockholders’ equity	226,569	232,796
Total liabilities and stockholders’ equity	$1,129,755	$1,120,649
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Revenue:
Service revenue	$34,133	$41,218	$105,444	$120,830
Property and merchandise revenue	28,002	36,298	85,458	100,211
Other revenue	3,990	6,877	12,056	18,319
	66,125	84,393	202,958	239,360
Field costs and expenses:
Cost of service	18,011	19,945	54,062	59,624
Cost of merchandise	21,972	25,886	66,544	75,561
Cemetery property amortization	972	1,471	2,990	3,445
Field depreciation expense	3,106	3,233	9,250	9,770
Regional and unallocated funeral and cemetery costs	3,597	4,731	10,008	11,204
Other expenses	411	1,253	1,197	3,551
	48,069	56,519	144,051	163,155
Gross profit	18,056	27,874	58,907	76,205
Corporate costs and expenses:
General, administrative and other	5,755	6,134	17,059	18,620
Home office depreciation and amortization	357	329	1,115	1,065
Net loss on divestitures and impairments charges	4,593	4,917	4,604	19,610
Operating income	7,351	16,494	36,129	36,910

Interest expense	(6,283)	(8,007)	(18,907)	(24,787)
Accretion of discount on convertible subordinated notes	(61)	(69)	(178)	(200)
Net loss on early extinguishment of debt	—	(6)	—	(6)
Other, net	517	(28)	690	(34)
Income before income taxes	1,524	8,384	17,734	11,883
Expense for income taxes	(930)	(2,851)	(5,551)	(4,014)
Tax adjustment related to discrete items	(17)	(8)	(219)	(144)
Total expense for income taxes	(947)	(2,859)	(5,770)	(4,158)
Net income	$577	$5,525	$11,964	$7,725

Basic earnings per common share:	$0.03	$0.31	$0.66	$0.43
Diluted earnings per common share:	$0.03	$0.31	$0.66	$0.43

Dividends declared per common share:	$0.075	$0.0875	$0.225	$0.2375

Weighted average number of common and common equivalent shares outstanding:
Basic	17,737	17,895	17,917	17,853
Diluted	17,768	17,932	17,951	17,893
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended September 30,
	2019	2020
Cash flows from operating activities:
Net income	$11,964	$7,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,355	14,280
Provision for bad debt and credit losses	1,188	1,837
Stock-based compensation expense	1,616	2,473
Deferred income tax expense	1,270	4,750
Amortization of deferred financing costs	289	592
Amortization of capitalized commissions on preneed contracts	417	430
Accretion of discount on convertible subordinated notes	178	200
Accretion of debt discount, net of debt premium on senior notes	366	228
Net loss on divestitures and impairments charges	4,604	19,610
Net loss on sale of other assets	193	245
Gain on insurance reimbursements	(638)	(54)
Net loss on extinguishment of debt	—	6
Other	121	19
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(2,495)	(436)
Inventories, prepaid and other current assets	1,138	3,241
Intangible and other non-current assets	(241)	(225)
Preneed funeral and cemetery trust investments	(4,376)	(2,781)
Accounts payable	(3,852)	1,155
Accrued and other liabilities	6,749	9,770
Deferred preneed funeral and cemetery revenue	804	1,319
Deferred preneed funeral and cemetery receipts held in trust	3,411	3,438
Net cash provided by operating activities	36,061	67,822
Cash flows from investing activities:
Acquisitions	—	(28,011)
Proceeds from insurance reimbursements	1,247	97
Proceeds from divestitures and sale of other assets	967	7,416
Capital expenditures	(11,479)	(10,034)
Net cash used in investing activities	(9,265)	(30,532)
Cash flows from financing activities:
Borrowings from the credit facility	28,200	89,300
Payments against the credit facility	(37,300)	(117,100)
Payment of debt issuance costs related to long-term debt	(113)	—
Repurchase of the 2.75% convertible subordinated notes	(27)	(4,563)
Payment of transaction costs related to the repurchase of the 2.75% convertible subordinated notes	—	(12)
Payments of debt issuance costs related to the 6.625% senior notes	—	(66)
Payments on acquisition debt and obligations under finance leases	(1,370)	(1,060)
Payments on contingent consideration recorded at acquisition date	(162)	(169)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,155	921
Taxes paid on restricted stock vestings and exercise of non-qualified options	(194)	(281)
Dividends paid on common stock	(4,061)	(4,251)
Purchase of treasury stock	(7,756)	—
Net cash used in financing activities	(21,628)	(37,281)
Net increase in cash and cash equivalents	5,168	9
Cash and cash equivalents at beginning of period	644	716
Cash and cash equivalents at end of period	$5,812	$725
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended September 30, 2019
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2019	17,812	$258	$243,285	$83,067	$(102,050)	$224,560
Net income	—	—	—	577	—	577
Issuance of common stock	18	1	211	—	—	212
Cancellation and retirement of restricted common stock and stock options	(4)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	513	—	—	513
Dividends on common stock	—	—	(1,336)	—	—	(1,336)
Balance – September 30, 2019	17,826	$259	$242,657	$83,644	$(102,050)	$224,510

	Three months ended September 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2020	17,934	$260	$241,868	$88,413	$(102,050)	$228,491
Net income	—	—	—	5,525	—	5,525
Issuance of common stock to employees	16	—	297	—	—	297
Issuance of common stock to directors	9	—	197	—	—	197
Exercise of stock options	12	—	(31)	—	—	(31)
Cancellation and retirement of restricted common stock and stock options	(1)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	730	—	—	730
Dividends on common stock	—	—	(1,569)	—	—	(1,569)
Convertible notes repurchase	—	—	(828)	—	—	(828)
Balance – September 30, 2020	17,970	$260	$240,648	$93,938	$(102,050)	$232,796
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Nine months ended September 30, 2019
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net income	—	—	—	11,964	—	11,964
Issuance of common stock	58	1	683	—	—	684
Exercise of stock options	71	1	471	—	—	472
Issuance of restricted common stock	25	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(21)	—	(195)	—	—	(195)
Stock-based compensation expense	—	—	1,616	—	—	1,616
Dividends on common stock	—	—	(4,061)	—	—	(4,061)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Other	15	—	294	—	—	294
Balance – September 30, 2019	17,826	$259	$242,657	$83,644	$(102,050)	$224,510

	Nine months ended September 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net income	—	—	—	7,725	—	7,725
Issuance of common stock to employees	60	1	920	—	—	921
Issuance of common stock to directors	26	—	491	—	—	491
Exercise of stock options	12	—	(31)	—	—	(31)
Issuance of restricted common stock	10	—	—	—	—	—
Cancellation and retirement of restricted common stock and stock options	(11)	—	(250)	—	—	(250)
Stock-based compensation expense	—	—	1,982	—	—	1,982
Dividends on common stock	—	—	(4,251)	—	—	(4,251)
Convertible notes repurchase	—	—	(828)	—	—	(828)
Other	18	—	468	—	—	468
Balance – September 30, 2020	17,970	$260	$240,648	$93,938	$(102,050)	$232,796
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. As of September 30, 2020, we operated 180 funeral homes in 27 states and 32 cemeteries in 12 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 75% of our revenue and Cemetery Operations, which currently account for approximately 25% of our revenue.
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
Due to the economic impact of COVID-19, we decreased our allowance for credit losses on our receivables by $0.1 million during the three months ended September 30, 2020 and increased our allowance for credit losses on our receivables by $0.5 million during the nine months ended September 30, 2020.
See Notes 2 and 6 to the Consolidated Financial Statements herein for additional information related the adoption of Topic 326 on January 1, 2020 and the additional disclosures required.
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

Divested Operations
Prior to divesting a funeral home or cemetery, we first determine whether the sale of the net assets and activities (together referred to as a “set”) qualifies as a business. First, we perform a screen test to determine if the set is not a business. The principle of the screen is that a set is not a business if substantially all of the fair value of the gross assets sold resides in a single asset or group of similar assets. If the screen is not met then we evaluate whether the set has both inputs and a substantive process that together significantly contribute to the ability to create outputs. When both inputs and a substantive process are present then the set is determined to be a business and we apply the guidance in ASC 350 – Intangibles – Goodwill and Other to determine the accounting treatment of goodwill for that set (see discussion of Goodwill below). Goodwill is not allocated to the sale if the set is not considered to be a business.
During the three months ended September 30, 2020, we sold six funeral homes for $7.3 million. During 2019, we ceased to operate a funeral home whose lease expired and sold a funeral home for $0.9 million. The operating results of these divested funeral homes are reflected in our Consolidated Statements of Operations. We continually review our businesses to optimize the sustainable earning power and return on our invested capital.
See Notes 4, 5 and 10 to the Consolidated Financial Statements herein for additional information concerning our divestitures.
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
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020 and we recorded an impairment for goodwill of $13.6 million during the quarter ended March 31, 2020, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows.
We performed our annual goodwill impairment test as of August 31, 2020. Under current guidance,we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no additional impairment to goodwill.
When we divest a portion of a reporting unit that constitutes a business in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we allocate goodwill associated with that business to be included in the gain or loss on divestiture. When divesting a business, goodwill is allocated based on the relative fair values of the business being divested and the portion of the reporting unit that will be retained. Additionally, after each divestiture, we will test the goodwill remaining in the portion of the reporting unit to be retained for impairment using a qualitative assessment unless we deem a quantitative assessment to be appropriate.
Subsequent to our divestitures during the three months ended September 30, 2020, we performed a qualitative assessment on the goodwill retained in our Reporting Units and concluded that is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no additional impairment to goodwill.
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
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our tradenames at March 31, 2020 and we recorded an impairment for certain of our tradenames of $1.1 million during the quarter ended March 31, 2020 as the carrying amount of these tradenames exceeded the fair value. In determining the fair value of the tradenames, we used the relief from royalty method whereby we determine the fair value of the assets by discounting the cash flows that represent a savings over having to pay a royalty fee for use of the tradenames. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate.
We performed our annual intangible assets impairment test as of August 31, 2020. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative impairment test. We concluded that it is more-likely-than not that the fair value of our intangible assets is greater than its carrying value and thus there was no additional impairment to our intangible assets.
See Note 10 to the Consolidated Financial Statements included herein for additional information related to our intangible assets.
Preneed and Perpetual Care Trust Funds
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
The fixed income investments of such trust funds are classified as available-for-sale and are reported at fair market value; therefore, the unrealized gains and losses, as well as accumulated and undistributed income and realized gains and losses are recorded to Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus on our Consolidated Balance Sheet. Topic 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not will be required to sell.
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
See Notes 7 and 8 to the Consolidated Financial Statements herein for additional information related to our preneed and perpetual care trust funds.

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
See Notes 7 and 9 to the Consolidated Financial Statements herein for additional required disclosures related to our fair value measurement of our financial assets and liabilities.
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
See Note 10 to the Consolidated Financial Statements herein for additional information related to our capitalized commissions on preneed contracts.
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
Property, plant and equipment is comprised of the following at December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Land	$84,608	$83,328
Buildings and improvements	242,641	240,516
Furniture, equipment and automobiles	88,046	90,125
Property, plant and equipment, at cost	415,295	413,969
Less: accumulated depreciation	(136,095)	(143,598)
Property, plant and equipment, net	$279,200	$270,371
We acquired $1.7 million of property, plant and equipment related to our acquisition that closed on January 3, 2020, described in Note 3 to the Consolidated Financial Statements included herein. During the three months ended September 30, 2020, we divested six funeral homes that had a carrying value of property, plant and equipment of $6.5 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations, described in Note 5 to the Consolidated Financial Statements included herein. In addition, our growth and maintenance capital expenditures totaled $10.0 million for the nine months ended September 30, 2020, for property, plant, equipment and cemetery development.
We recorded depreciation expense of $3.5 million for both the three months ended September 30, 2019 and 2020 and $10.4 million and $10.8 million for the nine months ended September 30, 2019 and 2020, respectively.
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 – Property, Plant and Equipment. In connection with the goodwill impairment recorded for the Eastern Region Reporting Unit during the quarter ended March 31, 2020, we also evaluated the long-lived assets of our funeral homes in the Eastern Region Reporting Unit and concluded that there was no impairment to our long-lived assets. Subsequent to our impairment tests performed at March 31, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our long-lived assets.
Cemetery Property
When we acquire a cemetery, we utilize an internal and external approach to determine the fair value of the cemetery property. From an external perspective, we obtain an accredited appraisal to provide reasonable assurance for property existence, property availability (unrestricted) for development, property lines, available spaces to sell, identifiable obstacles or easements and general valuation inclusive of known variables in that market. From an internal perspective, we conduct a detailed analysis of the acquired cemetery property using other cemeteries in our portfolio as a benchmark. This provides the added benefit of relevant data that is not available to third party appraisers. Through this thorough internal process, the Company is able to identify viable costs of property based on historical experience, particular markets and demographics, reasonable margins, practical retail prices and park infrastructure and condition.
Cemetery property was $87.0 million and $101.3 million, net of accumulated amortization of $41.7 million and $45.1 million at December 31, 2019 and September 30, 2020, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $1.0 million and $1.5 million for the three months ended September 30, 2019 and 2020, respectively and $3.0 million and $3.4 million for the nine months ended September 30, 2019 and 2020, respectively.
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
In connection with the goodwill and intangible impairment tests performed at March 31, 2020, we also evaluated the operating and finance leases of our funeral homes in the Eastern Reporting Unit and concluded that there was no impairment to our operating and finance lease assets. Subsequent to our impairment tests performed at March 31, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our operating and finance leases.
See Notes 14 to the Consolidated Financial Statements included herein for additional information related to our leases.
Equity Plans and Stock-Based Compensation
We have equity-based employee and director compensation plans under which we have granted stock, stock options and performance awards. We also have an employee stock purchase plan (the “ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period. We recognize the effect of forfeitures in compensation cost when they occur and any previously recognized compensation cost for an award is reversed in the period that the award is forfeited.
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
See Note 15 to the Consolidated Financial Statements included herein for additional information related to our equity plans and stock-based compensation.

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
Ancillary funeral service revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses in Texas.
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of September 30, 2020, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.9 million and $8.0 million at December 31, 2019 and September 30, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $4.8 million and $7.2 million at December 31, 2019 and September 30, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
In connection with the CARES Act, we filed a claim for a refund on June 30, 2020, to carryback the net operating losses generated in the tax year ending December 31, 2018. The refund claim from the 2018 tax year was received on August 7, 2020, and we have included the impact in our current provision. In an effort to maximize the expected benefits afforded by the CARES Act, we plan to amend our 2018 tax return to include the additional first year depreciation deduction for qualified improvement property. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of the timing of receiving Internal Revenue Service (“IRS”) approval for non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated; therefore, for the nine months ended September 30, 2020, the reserve for uncertain tax positions was $2.9 million. There was no reserve recorded at September 30, 2019.
Additionally, we plan to file a claim for a refund for the net operating losses generated in the tax year ending December 31, 2019, in the fourth quarter of 2020.
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
Our income tax expense was $0.9 million and $2.9 million for the three months ended September 30, 2019 and 2020, respectively and $5.8 million and $4.2 million for the nine months ended September 30, 2019 and 2020, respectively. Our operating tax rate before discrete items was 61.0% and 34.0% for the three months ended September 30, 2019 and 2020, respectively and 31.3% and 33.8% for the nine months ended September 30, 2019 and 2020, respectively.
The increase in our overall effective tax rate for the nine months ended September 30, 2019 is due to the unfavorable tax impact of impairment of goodwill and other intangibles recorded in the first quarter of 2020 for businesses that were previously acquired through stock acquisitions.
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
Subsequent Events
We have evaluated events and transactions during the period subsequent to September 30, 2020 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 19 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.

2.RECENTLY ISSUED ACCOUNTING STANDARDS
Financial Instruments - Credit Losses
On January 1, 2020, we adopted Topic 326 using the modified retrospective method and the impact was not material to our Consolidated Financial Statements. See Notes 6 and 7 to the Consolidated Financial Statements herein for additional disclosures required by Topic 326.
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
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this ASU during the nine months ended September 30, 2020.
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
Subsequent to our initial purchase price allocation for this acquisition made during the first quarter of 2020, we have adjusted our purchase price allocation based on additional information which became available prior to September 30, 2020. The following table summarizes the breakdown of the purchase price allocation for these businesses (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$2,662	$(107)	$2,555
Preneed trust assets	9,089	—	9,089
Property, plant & equipment	1,720	—	1,720
Cemetery property	14,753	82	14,835
Goodwill	12,916	656	13,572
Intangible and other non-current assets	2,506	(628)	1,878
Assumed liabilities	(489)	—	(489)
Deferred tax liability	(527)	(3)	(530)
Preneed trust liabilities	(9,089)	—	(9,089)
Deferred revenue	(541)	—	(541)
Purchase price	$33,000	$—	$33,000
The current assets primarily relate to preneed cemetery receivables. The intangible and other non-current assets relate to the fair value of tradenames. The assumed liabilities primarily relate to the obligations associated with delivered preneed merchandise that was not paid for prior to acquisition. As of September 30, 2020, our accounting for cemetery receivables, cemetery property, deferred revenue and deferred tax liabilities for this acquisition has not been finalized.
During the nine months ended September 30, 2020, we also recorded adjustments to the purchase price allocation for three acquisitions closed in the fourth quarter of 2019. The following table summarizes the breakdown of the purchase price allocation for these businesses and the subsequent adjustments made based on additional information which became available prior to September 30, 2020 (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$1,482	$204	$1,686
Preneed trust assets	15,891	—	15,891
Property, plant & equipment	21,680	—	21,680
Cemetery property	11,994	(45)	11,949
Goodwill	99,344	638	99,982
Intangible and other non-current assets	8,269	(1,480)	6,789
Assumed liabilities	(657)	(145)	(802)
Preneed trust liabilities	(15,463)	—	(15,463)
Deferred revenue	(1,633)	992	(641)
Purchase price	$140,907	$164	$141,071
During the nine months ended September 30, 2020, we paid an additional $164,000 for our acquisition of the cemetery business in Fairfax, Virginia to reimburse the sellers for certain incremental taxes resulting from the 338(h)(10) election under the Internal Revenue Code. We also received $153,000 in cash, recorded in Current assets, related to the closing of all operating bank accounts in place prior to the acquisition. As of September 30, 2020, our accounting for our 2019 acquisitions is complete.
4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet for the year ended December 31, 2019 and the nine months ended September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Goodwill at the beginning of the period	$303,887	$398,292
Net increase in goodwill related to acquisitions	99,344	14,210
Decrease in goodwill related to divestitures	(4,939)	(4,387)
Decrease in goodwill related to impairments	—	(13,632)
Goodwill at the end of the period	$398,292	$394,483
See Notes 1, 3 and 5 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our goodwill impairment test and a discussion of our acquisitions and divestitures, respectively.
5.DIVESTED OPERATIONS
During the three months ended September 30, 2020, we sold six funeral homes for $7.3 million. During 2019, we ceased to operate a funeral home whose lease expired and sold a funeral home for $0.9 million. In addition, we merged a funeral home in an existing market.
The operating results of these divested funeral homes are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Revenue	$108	$144	$471	$1,829

Operating income (loss)	(31)	(112)	4	70
Net loss on divestitures(1)	(3,863)	(4,917)	(3,874)	(4,917)
Income tax benefit	1,149	1,710	1,211	1,638
Net loss from divested operations, after tax	$(2,745)	$(3,319)	$(2,659)	$(3,209)

(1)	Net loss on divestitures is recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations.

6.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following at December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,046	$10,508	$—	$20,554
Other receivables	935	157	681	1,773
Allowance for bad debt and contract cancellation	(223)	(626)	—	(849)
Accounts receivable, net	$10,758	$10,039	$681	$21,478

	September 30, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,364	$11,726	$—	$21,090
Other receivables	351	1,886	180	2,417
Allowance for credit losses	(269)	(961)	—	(1,230)
Accounts receivable, net	$9,446	$12,651	$180	$22,277
During the nine months ended September 30, 2020, we increased our allowance for credit losses on our Accounts Receivables by $0.1 million as a result of the economic impact of COVID-19. Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for nine months ended September 30, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	Recoveries	September 30, 2020
Trade and financed receivables:
Funeral	$(223)	$(880)	$—	$1,611	$(777)	$(269)
Cemetery	(626)	(386)	(287)	338	—	(961)
Total allowance for credit losses on Trade and financed receivables	$(849)	$(1,266)	$(287)	$1,949	$(777)	$(1,230)
As noted in Note 3, we acquired preneed cemetery receivables in connection with the funeral home and cemetery combination business in Lafayette, California acquired on January 3, 2020. We recorded an allowance for credit losses of $0.6 million on these acquired receivables ($0.3 million current portion shown above in Accounts Receivable, net and $0.3 million non-current portion shown below in Preneed Cemetery Receivables, net as noted in the respective allowance rollforward tables under Allowance Recorded at Acquisition). We accounted for the allowance for credit losses on these purchased financed assets using specific identification as these assets have a unique set of risk characteristics. For these specifically identified receivables, we determined the allowance to be 100% of the face value.
Bad debt expense for accounts receivable totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2019.

Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following at December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Cemetery interment rights	$31,366	$35,084
Cemetery merchandise and services	9,950	10,255
Preneed cemetery receivables	$41,316	$45,339
The components of our preneed cemetery receivables at December 31, 2019 and September 30, 2020 are as follows (in thousands):

	December 31, 2019	September 30, 2020
Preneed cemetery receivables	$41,316	$45,339
Less: unearned finance charges	(4,522)	(4,166)
Preneed cemetery receivables, at amortized cost	$36,794	$41,173
Less: allowance for contract cancellation and credit losses	(1,916)	(2,925)
Less: balances due on undelivered cemetery preneed contracts	(4,823)	(7,159)
Less: amounts in accounts receivable	(9,882)	(10,765)
Preneed cemetery receivables, net	$20,173	$20,324
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the nine months ended September 30, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	September 30, 2020
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,290)	$(571)	$(318)	$215	$(1,964)
During the nine months ended September 30, 2020, we increased our allowance for credit losses on our Preneed cemetery receivables, net by $0.4 million as a result of the economic impact of COVID-19. Bad debt expense for our preneed cemetery receivables totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2019.
The amortized cost basis of our preneed cemetery receivables by year of origination as of September 30, 2020 is as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Total preneed cemetery receivables, at amortized cost	$14,933	$11,853	$6,576	$3,953	$1,894	$1,964	$41,173
The aging of past due preneed cemetery receivables as of September 30, 2020 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$599	$281	$193	$2,090	$3,163	$31,191	$34,354
Deferred revenue	312	105	49	167	633	10,352	10,985
Total contracts	$911	$386	$242	$2,257	$3,796	$41,543	$45,339
7.TRUST INVESTMENTS
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
As of September 30, 2020, we have net unrealized losses of $7.3 million in our trusts. At September 30, 2020, these net unrealized losses represented 3% of our original cost basis of $245.8 million. Our trusts have been and continue to be impacted by current market conditions in the U.S. and global financial markets. The decline in fair value is largely due to changes in interest rates and other market conditions. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. In addition, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet at December 31, 2019 and September 30, 2020 are as follows (in thousands):

	December 31, 2019	September 30, 2020
Preneed cemetery trust investments, at market value	$74,572	$77,968
Less: allowance for contract cancellation	(2,190)	(2,388)
Preneed cemetery trust investments	$72,382	$75,580

The cost and market values associated with preneed cemetery trust investments at September 30, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,332	$—	$—	$1,332
Fixed income securities:
Foreign debt	2	15,664	1,148	(1,162)	15,650
Corporate debt	2	16,594	1,188	(813)	16,969
Preferred stock	2	12,526	523	(927)	12,122
Mortgage-backed securities	2	323	—	(189)	134
Common stock	1	26,137	4,729	(7,701)	23,165
Mutual funds:
Fixed Income	2	7,024	728	(250)	7,502
Trust securities		$79,600	$8,316	$(11,042)	$76,874
Accrued investment income		$1,094			$1,094
Preneed cemetery trust investments					$77,968
Market value as a percentage of cost					96.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	12,456
Due in five to ten years	9,244
Thereafter	23,175
Total fixed income securities	$44,875
The cost and market values associated with preneed cemetery trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,729	$—	$—	$5,729
Fixed income securities:
Foreign debt	2	5,609	312	(243)	5,678
Corporate debt	2	16,916	1,044	(649)	17,311
Preferred stock	2	14,206	904	(164)	14,946
Mortgage-backed securities	2	517	—	(114)	403
Common stock	1	28,569	2,766	(3,017)	28,318
Mutual funds:
Fixed income	2	1,463	72	(85)	1,450
Trust Securities		$73,009	$5,098	$(4,272)	$73,835
Accrued investment income		$737			$737
Preneed cemetery trust investments					$74,572
Market value as a percentage of cost					101.1%

The following table summarized our fixed income securities within our preneed cemetery trust investments in an unrealized loss position at September 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$3,048	$(309)	$144	$(853)	$3,192	$(1,162)
Corporate debt	4,073	(330)	1,363	(483)	5,436	(813)
Preferred stock	5,022	(711)	441	(216)	5,463	(927)
Mortgage-backed securities	—	—	134	(189)	134	(189)
Total fixed income securities with an unrealized loss	$12,143	$(1,350)	$2,082	$(1,741)	$14,225	$(3,091)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$268	$(42)	$758	$(201)	$1,026	$(243)
Corporate debt	1,368	(168)	4,520	(481)	5,888	(649)
Preferred stock	4,135	(164)	—	—	4,135	(164)
Mortgage-backed securities	—	—	402	(114)	402	(114)
Total fixed income securities with an unrealized loss	$5,771	$(374)	$5,680	$(796)	$11,451	$(1,170)
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Investment income	$323	$449	$1,308	$1,421
Realized gains	1,180	2,857	5,001	6,392
Realized losses	(1,527)	(918)	(3,163)	(4,490)
Expenses and taxes	(396)	(357)	(1,081)	(982)
Net change in deferred preneed cemetery receipts held in trust	420	(2,031)	(2,065)	(2,341)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Purchases	$(13,488)	$(10,297)	$(33,299)	$(42,750)
Sales	11,672	9,200	24,690	34,566

Preneed Funeral Trust Investments
The components of Preneed funeral trust investments on our Consolidated Balance Sheet at December 31, 2019 and September 30, 2020 are as follows (in thousands):

	December 31, 2019	September 30, 2020
Preneed funeral trust investments, at market value	$99,246	$95,730
Less: allowance for contract cancellation	(2,911)	(2,907)
Preneed funeral trust investments	$96,335	$92,823
The cost and market values associated with preneed funeral trust investments at September 30, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,546	$—	$—	$18,546
Fixed income securities:
U.S treasury debt	1	819	10	—	829
Foreign debt	2	15,132	1,133	(1,083)	15,182
Corporate debt	2	15,258	1,086	(766)	15,578
Preferred stock	2	11,772	484	(858)	11,398
Mortgage-backed securities	2	351	—	(187)	164
Common stock	1	24,925	4,659	(7,171)	22,413
Mutual funds:
Fixed income	2	6,128	678	(173)	6,633
Other investments	2	3,943	—	—	3,943
Trust securities		$96,874	$8,050	$(10,238)	$94,686
Accrued investment income		$1,044			$1,044
Preneed funeral trust investments					$95,730
Market value as a percentage of cost					97.7%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$829
Due in one to five years	12,042
Due in five to ten years	8,234
Thereafter	22,046
Total fixed income securities	$43,151

The cost and market values associated with preneed funeral trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,160	$—	$—	$24,160
Fixed income securities:
U.S. treasury debt	1	822	—	—	822
Foreign debt	2	5,587	309	(232)	5,664
Corporate debt	2	16,109	992	(646)	16,455
Preferred stock	2	14,094	874	(198)	14,770
Mortgage-backed securities	2	585	—	(117)	468
Common stock	1	27,652	2,773	(2,869)	27,556
Mutual funds:
Equity	1	772	617	(4)	1,385
Fixed income	2	4,364	107	(107)	4,364
Other investments	2	2,902	—	—	2,902
Trust securities		$97,047	$5,672	$(4,173)	$98,546
Accrued investment income		$700			$700
Preneed funeral trust investments					$99,246
Market value as a percentage of cost					101.5%
The following table summarized our fixed income securities within our preneed funeral trust investment in an unrealized loss position at September 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,753	$(302)	$133	$(781)	$2,886	$(1,083)
Corporate debt	4,038	(327)	1,298	(439)	5,336	(766)
Preferred stock	4,716	(644)	438	(214)	5,154	(858)
Mortgage-backed securities	—	—	137	(187)	137	(187)
Total fixed income securities with an unrealized loss	$11,507	$(1,273)	$2,006	$(1,621)	$13,513	$(2,894)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$274	$(43)	$723	$(189)	$997	$(232)
Corporate debt	1,403	(172)	4,433	(474)	5,836	(646)
Preferred stock	4,412	(198)	—	—	4,412	(198)
Mortgage-backed securities	—	—	439	(117)	439	(117)
Total fixed income securities with an unrealized loss	$6,089	$(413)	$5,595	$(780)	$11,684	$(1,193)

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Investment income	$328	$373	$1,310	$1,235
Realized gains	1,114	2,821	4,920	6,978
Realized losses	(1,540)	(911)	(1,964)	(4,093)
Expenses and taxes	(226)	(296)	(511)	(646)
Net change in deferred preneed funeral receipts held in trust	324	(1,987)	(3,755)	(3,474)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Purchases	$(12,129)	$(9,869)	$(31,325)	$(41,560)
Sales	11,393	8,975	24,994	36,831
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus as of December 31, 2019 and September 30, 2020 are as follows (in thousands):

	December 31, 2019	September 30, 2020
Cemetery perpetual care trust investments, at market value	$64,047	$64,824
Obligations due to (from) trust	(631)	(204)
Care trusts’ corpus	$63,416	$64,620
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2020 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$348	$—	$—	$348
Fixed income securities:
Foreign debt	2	12,880	929	(986)	12,823
Corporate debt	2	13,563	1,041	(617)	13,987
Preferred stock	2	11,354	471	(951)	10,874
Mortgage-backed securities	2	256	—	(150)	106
Common stock	1	21,535	3,984	(6,365)	19,154
Mutual funds:
Fixed Income	2	6,316	587	(292)	6,611
Trust securities		$66,252	$7,012	$(9,361)	$63,903
Accrued investment income		$921			$921
Cemetery perpetual care investments					$64,824
Market value as a percentage of cost					96.5%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	9,819
Due in five to ten years	7,657
Thereafter	20,314
Total fixed income securities	$37,790
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
The following table summarized our fixed income securities within our perpetual care trust investment in an unrealized loss position at September 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,307	$(242)	$126	$(745)	$2,433	$(987)
Corporate debt	3,553	(263)	1,299	(354)	4,852	(617)
Preferred stock	4,639	(780)	350	(171)	4,989	(951)
Mortgage-backed securities	—	—	106	(149)	106	(149)
Total fixed income securities with an unrealized loss	$10,499	$(1,285)	$1,881	$(1,419)	$12,380	$(2,704)

	December 31, 2019
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$168	$(26)	$549	$(149)	$717	$(175)
Corporate debt	1,057	(196)	3,253	(338)	4,310	(534)
Preferred stock	2,989	(106)	—	—	2,989	(106)
Mortgage-backed securities	—	—	252	(71)	252	(71)
Total fixed income securities with an unrealized loss	$4,214	$(328)	$4,054	$(558)	$8,268	$(886)
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Realized gains	$291	$773	$1,315	$1,921
Realized losses	(414)	(249)	(855)	(1,534)
Net change in Care trusts’ corpus	123	(524)	(460)	(387)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue on our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Investment income	$1,220	$2,531	$3,414	$5,879
Realized gains (losses), net	(232)	63	(512)	53
Total	$988	$2,594	$2,902	$5,932
Purchases and sales of investments in the perpetual care trusts for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Purchases	$(7,680)	$(7,960)	$(21,954)	$(33,638)
Sales	6,599	7,168	14,578	29,319
8.RECEIVABLES FROM PRENEED TRUSTS
Our Receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. As of December 31, 2019 and September 30, 2020, receivables from preneed trusts are as follows (in thousands):

	December 31, 2019	September 30, 2020
Preneed trust funds, at cost	$18,581	$18,345
Less: allowance for contract cancellation	(557)	(551)
Receivables from preneed trusts, net	$18,024	$17,794
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at September 30, 2020 and December 31, 2019. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

The composition of the preneed trust funds at September 30, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,465	$4,465
Fixed income investments	11,390	11,390
Mutual funds and common stocks	2,486	2,639
Annuities	4	4
Total	$18,345	$18,498
The composition of the preneed trust funds at December 31, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,533	$4,533
Fixed income investments	11,603	11,603
Mutual funds and common stocks	2,440	2,518
Annuities	5	5
Total	$18,581	$18,659
9.FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, trade receivables, and trade payables approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of receivables on preneed funeral and cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 11) are classified within Level 2 of the Fair Value Measurements hierarchy.
The fair values of the acquisition debt and Credit Facility approximate the carrying values of these instruments based on the index yields of similar securities compared to U.S. Treasury yield curves. The fair value of the Convertible Notes (as defined in Note 12) was approximately $2.9 million at September 30, 2020 based on the last traded or broker quoted price. The fair value of the Senior Notes (as defined in Note 13) was approximately $422.3 million at September 30, 2020 based on the last traded or broker quoted price. We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement.
As of December 31, 2019 and September 30, 2020, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We account for our investments as available-for-sale and measure them at fair value under standards of financial accounting and reporting for investments in equity instruments that have readily determinable fair values and for all investments in debt securities. See Note 7 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
10.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets at December 31, 2019 and September 30, 2020 are as follows (in thousands):

	December 31, 2019	September 30, 2020
Tradenames	$25,233	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $7,195 and $7,528, respectively	3,915	2,915
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,127 and $1,144, respectively	2,818	3,085
Other	150	69
Intangible and other non-current assets, net	$32,116	$29,634
During the three months ended September 30, 2020, we divested four funeral homes that had a carrying value of Tradenames of $1.0 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations. See Notes 1, 3 and 5 to the Consolidated

Financial Statements included herein, for a discussion of the methodology used for our indefinite-lived intangible asset impairment test and discussion of our acquisitions and divestitures, respectively.
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $177,000 and $175,000 for the three months ended September 30, 2019 and 2020, respectively and $513,000 and $551,000 for the nine months ended September 30, 2019 and 2020, respectively. During the three months ended September 30, 2020, we divested three funeral homes that had a carrying value of Prepaid agreements not-to-compete of $0.5 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations. See Note 5 to the Consolidated Financial Statements included herein, for a discussion of our divestitures.
Amortization expense related to capitalized commissions totaled $140,000 and $145,000 for the three months ended September 30, 2019 and 2020, respectively and $417,000 and $430,000 for the nine months ended September 30, 2019 and 2020, respectively.
The aggregate amortization expense for our intangible assets subject to amortization as of September 30, 2020 is as follows (in thousands):

	Non-Compete Agreements	Capitalized Commissions
Years ending December 31,
Remainder of 2020	$160	$149
2021	588	565
2022	481	519
2023	434	464
2024	380	401
Thereafter	872	987
Total amortization expense	$2,915	$3,085
11.CREDIT FACILITY AND ACQUISITION DEBT
At September 30, 2020, our senior secured revolving credit facility (“Credit Facility”) was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries and party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. As of September 30, 2020, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
On August 7, 2020, we obtained a limited consent from the lenders under our Credit Facility in connection with our privately-negotiated repurchases of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”). See Note 12 to the Consolidated Financial Statements included herein, for a discussion of our privately-negotiated repurchases.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of September 30, 2020.

Our Credit Facility and Acquisition debt consisted of the following at December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Credit Facility	$83,800	$56,000
Debt issuance costs, net of accumulated amortization of $337 and $700, respectively	(1,618)	(1,255)
Total Credit Facility	$82,182	$54,745

Acquisition debt	$6,964	$6,119
Less: current portion	(1,306)	(1,162)
Total acquisition debt, net of current portion	$5,658	$4,957
We have one letter of credit outstanding under the Credit Facility issued on November 30, 2019 for approximately $2.0 million, which was increased to $2.1 million on September 29, 2020. The letter of credit bears interest at 3.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2020, the prime rate margin was equivalent to 2.00% and the LIBOR rate margin was 3.00%. The weighted average interest rate on our Credit Facility was 3.9% for both the three months ended September 30, 2019 and 2020 and 3.9% and 4.0% for the nine months ended September 30, 2019 and 2020, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility during the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Credit Facility interest expense	$350	$828	$1,090	$3,164
Credit Facility amortization of debt issuance costs	59	118	167	363
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt during the three and nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Acquisition debt imputed interest expense	$152	$122	$481	$373
12.CONVERTIBLE SUBORDINATED NOTES
On September 9, 2020, we completed privately-negotiated repurchases (the “Repurchases”) of $3.8 million in aggregate principal amount of the Convertible Notes for $4.5 million in cash (plus accrued interest of $0.1 million totaling $4.6 million) and recorded $0.8 million for the reacquisition of the equity component. The Repurchases represented approximately 60% of the aggregate principal amount of Convertible Notes then outstanding. Following the settlement of the Repurchases, the aggregate principal amount of the Convertible Notes was reduced to approximately $2.6 million.

The carrying values of the liability and equity components of our Convertible Notes at December 31, 2019 and September 30, 2020 are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	September 30, 2020
Current liabilities:
Principal amount	$6,319	$2,559
Unamortized discount of liability component	(319)	(35)
Convertible Notes issuance costs, net of accumulated amortization of $130 and $63, respectively	(29)	(2)
Carrying value of the liability component	$5,971	$2,522

Carrying value of the equity component	$789	$319
The carrying value of the liability component and the carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2019 and September 30, 2020.
The fair value of the Convertible Notes, which are Level 2 measurements, was $2.9 million at September 30, 2020. The Convertible Notes are due in March 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
At September 30, 2020, the adjusted conversion rate of the Convertible Notes was 45.8380 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $21.82 per share of common stock.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes during the three and nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Convertible Notes interest expense	$43	$43	$131	$130
Convertible Notes accretion of debt discount	61	69	178	200
Convertible Notes amortization of debt issuance costs	6	9	19	21
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately five months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for both the three months ended September 30, 2019 and 2020 was 3.2% and for the nine months ended September 30, 2019 and 2020 was 3.2% and 3.1%, respectively.
13.SENIOR NOTES
The carrying value of our 6.625% Senior Notes due 2026 (the “Senior Notes”) at December 31, 2019 and September 30, 2020 is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	September 30, 2020
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $0 and $165, respectively	1,688	1,523
Debt discount, net of accumulated amortization of $765 and $1,158, respectively	(4,110)	(3,717)
Debt issuance costs, net of accumulated amortization of $216 and $424, respectively	(2,131)	(1,990)
Carrying value of the Senior Notes	$395,447	$395,816
The fair value of the Senior Notes, which are Level 2 measurements, was $422.3 million at September 30, 2020. The Senior Notes are due on June 1, 2026 and bear interest at 6.625% per year which is payable semi-annually in arrears on June 1 and December 1 of each year.

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes during the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Senior Notes interest expense	$5,383	$6,625	$16,148	$19,875
Senior Notes amortization of debt discount	124	133	367	393
Senior Notes amortization of debt premium	—	56	—	165
Senior Notes amortization of debt issuance costs	35	72	103	208
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 68 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the initial Senior Notes, which were issued in May 2018, for both the three and nine months ended September 30, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Senior Notes, which were issued in December 2019, for both the three and nine months ended September 30, 2020 was 6.20% and 6.90%, respectively.
We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption.
14.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost for the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Classification	2019	2020	2019	2020
Operating lease cost	Facilities and grounds expense(1)	$899	$927	$2,762	$2,838
Short-term lease cost	Facilities and grounds expense(1)	73	52	206	148

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$131	$111	$395	$329
Interest on lease liabilities	Interest expense	129	123	392	374
Total finance lease cost		260	234	787	703
Total lease cost		$1,232	$1,213	$3,755	$3,689

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and Home office depreciation and amortization on our Consolidated Statements of Operations.
Variable lease expense was immaterial for the three and nine months ended September 30, 2019 and 2020.
Supplemental cash flow information related to our leases for the nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Nine months ended September 30,
	2019	2020
Cash paid for operating leases included in operating activities	$2,921	$2,470
Cash paid for finance leases included in financing activities	669	621
Right-of-use assets obtained in exchange for new leases for the nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Nine months ended September 30,
	2019	2020
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,175	$75
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Supplemental balance sheet information related to leases as of December 31, 2019 and September 30, 2020 is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2019	September 30, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,304	$20,846

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(1,566)	(1,895)
Finance lease right-of-use assets, net		5,204	4,875

Operating lease current liabilities	Current portion of operating lease obligations	$1,554	$2,064
Finance lease current liabilities	Current portion of finance lease obligations	290	314
Total current lease liabilities		1,844	2,378

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	21,533	19,952
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,854	5,615
Total non-current lease liabilities		27,387	25,567

Total lease liabilities		$29,231	$27,945
The average lease terms and discount rates as of September 30, 2020 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.3	8.1%
Finance leases	6.1	8.2%
The aggregate future lease payments for operating and finance leases as of September 30, 2020 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2020	$938	$208
2021	3,729	836
2022	3,348	860
2023	3,226	860
2024	3,215	791
Thereafter	17,777	6,291
Total lease payments	32,233	9,846
Less: Interest	(10,217)	(3,917)
Present value of lease liabilities	$22,016	$5,929
As of September 30, 2020, we had no additional significant operating or finance leases that had not yet commenced.
15.STOCKHOLDERS’ EQUITY
Restricted Stock
During the three months ended September 30, 2020, we did not issue restricted stock. During the nine months ended September 30, 2020, we issued restricted stock to certain employees totaling 10,200 shares that vest over a three-year period and had an aggregate grant date market value of approximately $0.3 million at a weighted average stock price of $25.00. We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $196,000 and $183,000, for the three months ended September 30, 2019 and 2020, respectively and $624,000 and $551,000 for the nine months ended September 30, 2019 and 2020, respectively.
As of September 30, 2020, we had $1.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 1.2 years.

Stock Options
During the three months ended September 30, 2020, we did not issue stock options. During the nine months ended September 30, 2020, we granted 20,000 options to a certain key employee at a weighted average price of $18.02. These options will vest in one-third increments over a three-year period and have a ten-year term. The fair value of these options was $0.1 million. On June 26, 2020, we cancelled 100,000 options in connection with the resignation of our President and Chief Operating Officer.
The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Grant date	June 25, 2020
Dividend yield	1.67%
Expected volatility	38.54%
Risk-free interest rate	0.25%
Expected holding period (years)	3.74
Black-Scholes value	$4.61
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $160,000 and $165,000, for the three months ended September 30, 2019 and 2020, respectively and $513,000 and $502,000 for the nine months ended September 30, 2019 and 2020, respectively.
Performance Awards
On May 19, 2020, we cancelled all Performance Award Agreements previously awarded to all individuals in 2019 and 2020. Concurrently with the cancellation, the Compensation Committee of the Board of Directors (the “Board”) approved a new performance award to be issued to certain employees. We granted 368,921 performance awards to certain eligible employees, payable in shares. These awards will vest (if at all) on December 31, 2024 provided that the Company’s common stock reaches one of five pre-determined growth targets for a sustained period beginning on the grant date of May 19, 2020 and ending on December 31, 2024. The new performance award was treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation costs, which are expected to be recognized over the remaining term of 51 months.
On June 26, 2020, we cancelled 33,538 performance awards in connection with the resignation of our President and Chief Operating Officer.
The following table reflects the performance awards granted during the nine months ended September 30, 2020, their respective fair values and the assumptions utilized in the Monte-Carlo simulation pricing model:

Grant date	May 19, 2020	June 25, 2020	July 30, 2020	August 31, 2020
Performance period	May 19, 2020 - December 31, 2024	June 25, 2020 - December 31, 2024	July 30, 2020 - December 31, 2024	August 31, 2020 - December 31, 2024
Awards granted	368,921	13,974	2,795	6,987
Fair value (in millions)	$3.6	$0.2	$0.1	$0.2
Simulation period (years)	4.62	4.52	4.42	4.33
Share price at grant date	$15.79	$18.02	$23.10	$22.14
Expected volatility	34.54%	36.24%	37.43%	37.71%
Risk-free interest rate	0.33%	0.29%	0.20%	0.24%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $61,000 and $286,000 for the three months ended September 30, 2019 and 2020, respectively and $138,000 and $589,000 for the nine months ended September 30, 2019 and 2020, respectively.

Employee Stock Purchase Plan
During the three months ended September 30, 2020, employees purchased a total of 15,706 at a weighted average price of $18.96 per share. During the nine months ended September 30, 2020, employees purchased a total of 59,020 shares at a weighted average price of $15.6 per share. The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

Dividend yield	0.01%
Expected volatility	48.63%
Risk-free interest rate	1.54%,1.57%,1.57%,1.56%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $58,000 and $95,000 for the three months ended September 30, 2019 and 2020, respectively and $224,000 and $339,000 for the nine months ended September 30, 2019 and 2020, respectively.
Good to Great Incentive Program
On February 19, 2020, we issued 17,991 shares of our common stock to certain employees, which were valued at approximately $0.4 million at a grant date stock price of $25.00.
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
During the three months ended September 30, 2020, we granted 8,540 shares of our common stock to six of our non-employee directors, which were valued at $0.2 million at a weighted average stock price of $22.41. For the nine months ended September 30, 2020, we granted an aggregate of 25,220 shares of our common stock to six of our non-employee directors, which were valued at $0.5 million at a weighted average stock price of $18.88.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers and common stock awards of $114,000 and $250,000 for the three months ended September 30, 2019 and 2020, respectively and $341,000 and $653,000 for the nine months ended September 30, 2019 and 2020, respectively.
Share Repurchase
During the three and nine months ended September 30, 2020, we did not repurchase any shares of our common stock pursuant to our share repurchase program. At September 30, 2020, we had approximately $25.6 million available for repurchases under our share repurchase program.
Cash Dividends
On May 19, 2020, the Board approved an increase of $0.05 to our annual dividend beginning with the dividend declaration in the third quarter of 2020. During the nine months ended September 30, 2020 and 2019, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569

2019	Per Share	Dollar Value
March 1st	$0.0750	$1,360
June 1st	$0.0750	$1,365
September 1st	$0.0750	$1,336

See Note 19 to the Consolidated Financial Statements included herein for additional information related to our dividends.

Accumulated other comprehensive income
Our components of accumulated other comprehensive income are as follows (in thousands):

Three months ended September 30, 2020
Accumulated Other Comprehensive Income
June 30, 2020	$—
Net unrealized gains associated with available-for-sale securities of the trusts	3,540
Reclassification of net unrealized gains activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	(3,540)
Balance at September 30, 2020	$—

Nine months ended September 30, 2020
Accumulated Other Comprehensive Income
Balance at December 31, 2019	$—
Net unrealized losses associated with available-for-sale securities of the trusts	(7,263)
Reclassification of net unrealized losses activity attributable to the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus	7,263
Balance at September 30, 2020	$—
16.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2020 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Numerator for basic and diluted earnings per share:
Net income	$577	$5,525	$11,964	$7,725
Less: Earnings allocated to unvested restricted stock	(3)	(14)	(52)	(23)
Income attributable to common stockholders	$574	$5,511	$11,912	$7,702

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,737	17,895	17,917	17,853
Effect of dilutive securities:
Stock options	31	34	34	39
Convertible Notes	—	3	—	1
Denominator for diluted earnings per common share - weighted average shares outstanding	17,768	17,932	17,951	17,893

Basic earnings per common share:	$0.03	$0.31	$0.66	$0.43
Diluted earnings per common share:	$0.03	$0.31	$0.66	$0.43
For the three and nine months ended September 30, 2019 and 2020, there were 3,000 and 1,000 shares, respectively that would have been issued upon conversion of our Convertible Notes as a result of the application under the if-converted method prescribed by the FASB ASC 260, Earnings Per Share for the fully diluted weighted average shares outstanding and the corresponding calculation of fully diluted earnings per share.
For the three months ended September 30, 2019 and 2020, there were 900,856 and 765,722 stock options, respectively and 974,290 and 848,513 for the nine months ended September 30, 2019 and 2020, respectively, excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For both the three and nine months ended September 30, 2020, 359,137 performance awards have been excluded from the computation of diluted earnings per share as the performance criteria have not been met.

17.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended September 30, 2020
	Funeral	Cemetery	Total
Services	$36,987	$4,231	$41,218
Merchandise	20,846	3,019	23,865
Cemetery property	—	12,433	12,433
Other revenue	3,601	3,276	6,877
Total	$61,434	$22,959	$84,393

Three months ended September 30, 2019
	Funeral	Cemetery	Total
Services	$31,400	$2,733	$34,133
Merchandise	17,918	2,060	19,978
Cemetery property	—	8,024	8,024
Other revenue	2,199	1,791	3,990
Total	$51,517	$14,608	$66,125

Nine months ended September 30, 2020
	Funeral	Cemetery	Total
Services	$110,199	$10,631	$120,830
Merchandise	61,667	7,817	69,484
Cemetery property	—	30,727	30,727
Other revenue	10,431	7,888	18,319
Total	$182,297	$57,063	$239,360

Nine months ended September 30, 2019
	Funeral	Cemetery	Total
Services	$97,308	$8,136	$105,444
Merchandise	56,261	5,791	62,052
Cemetery property	—	23,406	23,406
Other revenue	6,618	5,438	12,056
Total	$160,187	$42,771	$202,958
We conduct funeral and cemetery operations only in the United States. The following table presents Operating income (loss), Income (loss) before income taxes and Total assets by segment (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended September 30, 2020	$13,975	$8,982	$(6,463)	$16,494
Three months ended September 30, 2019	9,531	3,932	(6,112)	7,351

Nine months ended September 30, 2020	$38,155	$18,440	$(19,685)	$36,910
Nine months ended September 30, 2019	42,220	12,083	(18,174)	36,129

Income (loss) before income taxes:
Three months ended September 30, 2020	$13,753	$9,024	$(14,393)	$8,384
Three months ended September 30, 2019	9,312	3,885	(11,673)	1,524

Nine months ended September 30, 2020	$37,481	$18,538	$(44,136)	$11,883
Nine months ended September 30, 2019	41,591	12,324	(36,181)	17,734

Total assets:
September 30, 2020	$758,088	$348,288	$14,273	$1,120,649
December 31, 2019	790,459	314,413	24,883	1,129,755

18.SUPPLEMENTARY DATA

Balance Sheet
The following table presents the detail of certain balance sheet accounts as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Prepaid and other current assets:
Prepaid expenses	$1,596	$1,486
Deposit on pending acquisition	5,000	—
Federal income taxes receivable	2,973	649
State income taxes receivable	986	—
Other current assets	112	118
Total prepaid and other current assets	$10,667	$2,253

Current portion of debt and lease obligations:
Current portion of acquisition debt	$1,306	$1,162
Current portion of finance lease obligations	290	314
Current portion of operating lease obligations	1,554	2,064
Total current portion of debt and lease obligations	$3,150	$3,540

Accrued and other liabilities:
Accrued salaries and wages	$4,323	$2,593
Accrued incentive compensation	9,199	6,187
Accrued vacation	2,880	3,071
Accrued insurance	2,329	2,376
Accrued interest	2,299	8,924
Accrued ad valorem and franchise taxes	678	2,125
Employer payroll tax deferral	—	2,106
Accrued commissions	560	791
Perpetual care trust payable	401	88
Income tax payable	—	53
Other accrued liabilities	1,357	1,477
Unrecognized tax benefit	—	2,860
Total accrued and other liabilities	$24,026	$32,651

Other long-term liabilities:
Incentive compensation	$1,267	$2,125
Contingent consideration	470	—
Total other long-term liabilities	$1,737	$2,125
19.SUBSEQUENT EVENTS
October 27, 2020, the Board approved an increase to its quarterly dividend of $0.10 per share and subsequently declared a quarterly dividend payable on December 1, 2020 to common share record holders as of November 9, 2020. In connection with the increased dividend, the Board withdrew and cancelled its previous dividend declaration on October 21, 2020.
On October 30, 2020, we sold one funeral home for $0.5 million in West Virginia. Upon divesting this business, we no longer have operations in that state.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. These statements include, but are not limited to, statements regarding any projections of earnings, revenue, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•our ability to find and retain skilled personnel;
•our ability to execute our growth strategy;
•the effects of competition;
•the execution of our Standards Operating, 4E Leadership and Standard Acquisition Models;
•changes in the number of deaths in our markets;
•changes in consumer preferences;
•our ability to generate preneed sales;
•the investment performance of our funeral and cemetery trust funds;
•fluctuations in interest rates;
•our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
•our ability to meet the timing, objectives and cost saving expectations related to anticipated financing activities, including our deleveraging program, forecasts and planned uses of free cash flow, expected plans for refinancing our senior notes, and future capital allocation;
•the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance contracts;
•the financial condition of third-party insurance companies that fund our preneed funeral contracts;
•increased or unanticipated costs, such as insurance or taxes;
•our level of indebtedness and the cash required to service our indebtedness;
•changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service;
•the potential impact of epidemics and pandemics, including the COVID-19 coronavirus (“COVID-19”), on customer preferences and on our business;
•effects of litigation and burial practice claims;
•effects of the application of other applicable laws and regulations, including changes in such regulations or the interpretation thereof;
•consolidation of the funeral and cemetery industry;
•our ability to consummate the divestiture of low performing businesses as currently expected, if at all, including expected use of proceeds related thereto;
•our ability to integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto; and
•other factors and uncertainties inherent in the funeral and cemetery industry.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading U.S. provider of funeral and cemetery services and merchandise. We operate in two business segments: Funeral Home Operations, which currently account for approximately 75% of our revenue, and Cemetery Operations, which currently account for approximately 25% of our revenue.
At September 30, 2020, we operated 180 funeral homes in 27 states and 32 cemeteries in 12 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Divestitures
During the three months ended September 30, 2020, we divested six funeral homes for at total of $7.3 million, at a net loss on the sale of $4.9 million.
Convertible Notes Repurchases
On September 9, 2020, we repurchased $3.76 million in aggregate principal amount 2.75% convertible subordinated notes due 2021 (“Convertible Notes”) for $4.5 million in cash (plus accrued interest of $0.1 million totaling $4.6 million). The privately-negotiated repurchases represented approximately 60% of the aggregate principal amount of Convertible Notes. Following the settlement of the repurchases, the aggregate principal amount of the Convertible Notes was reduced to approximately $2.6 million. In connection with the repurchases of our Convertible Notes, we obtained a limited consent from the lenders under our $190.0 million senior secured revolving credit facility (“Credit Facility”) on August 7, 2020 to permit the repurchases of the Convertible Notes.
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
The overall impact of the macroeconomic environment to the deathcare industry from COVID-19 may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. Changes in the macroeconomic environment as a result of the pandemic have, to this point, led to an increase in volume and may create situations where people choose to spend less on funerals by purchasing less expensive caskets, minimize the scale of services and visitations, or elect not to make a preneed funeral or cemetery arrangement. During this time, our businesses have been focused on being innovative and resourceful, providing some type of immediate service as part of the grieving process. Gathering and travel restrictions across many areas of the country have limited our ability to provide large, in-person memorialization services and we have seen client families elect webcasting and livestreaming services, hold services with smaller attendance or rotating visitors, or in some cases, choose to delay services to a future date.
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
We believe our access to capital, the cost of our capital, or the sources and uses of our cash should be relatively consistent in the near term, but given the unprecedented nature of COVID-19, we also believe, it is prudent for us to take a broad-based approach to ensuring we maintain financial flexibility throughout the expected duration of the pandemic. We have, as part of a larger plan, taken steps to reduce overall expenses throughout 2020. For example, discretionary spending, such as growth capital expenditures (primarily cemetery inventory development) will be tightly managed and minimized during this time. Moreover, our executive officers and non-employee directors voluntarily agreed to temporary reductions in salary compensation from April 19, 2020 through June 28, 2020. While the expected duration of the pandemic is unknown, we have not currently experienced any material negative impacts to our liquidity position, access to capital, or cash flows as a result of COVID-19. See Liquidity within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to our liquidity position.
We have also applied certain measures of the CARES Act, which was enacted on March 27, 2020, which has provided a cash benefit in the form of tax payment refunds (we received the 2018 tax year refund on August 7, 2020 and anticipate a further refund for tax year 2019), tax credits related to employee retention, cash deferral for the employer portion of the Social Security tax and anticipated minimal cash taxes for 2020. Although we expect to take advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position. See Item 1, Financial Statements and Supplementary Data, Note 1 for additional information related to the CARES Act.
The COVID-19 pandemic, and related gathering restrictions issued by state and local officials, did impact aspects of our financial results in the third quarter and year to date, including revenue, volume, preneed cemetery sales, and average revenue per contract. We will continue to assess these impacts and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related gathering restrictions evolves.
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

Our Mission Statement states that “we are committed to being the most professional, ethical and highest quality funeral and cemetery service organization in our industry” and our Guiding Principles state our core values, which are comprised of:
•Honesty, Integrity and Quality in All That We Do
•Hard work, Pride of Accomplishment, and Shared Success Through Employee Ownership
•Belief in the Power of People Through Individual Initiative and Teamwork
•Outstanding Service and Profitability Go Hand-in-Hand
•Growth of the Company Is Driven by Decentralization and Partnership
Our five Guiding Principles collectively embody our Being The Best high-performance culture, operating framework. Our operations and business strategy are built upon the execution of the following three models:
•Standards Operating Model
•4E Leadership Model
•Strategic Acquisition Model
Our belief in our Mission Statement and Guiding Principles that define us and proper execution of the following three models that define our strategy, have given us the competitive advantage in any market in which we compete. We believe that we can execute our three models without proportionate incremental investment in our consolidation platform infrastructure and fixed regional and corporate overhead. This gives us a competitive advantage that is evidenced by the sustained earning power of our portfolio as defined by our earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin (a non-GAAP measure).
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
We have learned that the long-term growth or decline of a local branded funeral and cemetery business is reflected by several criteria that correlate strongly with five to ten-year performance in volumes (market share), revenue and sustainable field-level EBITDA margins. We use criteria such as cultural alignment, volume and price trends, size of business, size of market, competitive standing, demographics, strength of brand and barriers to entry to evaluate the strategic position of potential acquisition candidates. Our financial valuation of the acquisition candidate is then determined through the application of an appropriate after-tax cash return on investment that exceeds our cost of capital.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position, cost reductions in 2020, and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. However, if our capital expenditures, acquisition or divestiture plans, or business impacts from the pandemic change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read (i) Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our plan is to remain focused on integrating our newly acquired businesses and to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes and for payment of dividends and our debt obligations. Discretionary spending, such as internal growth projects and expenditures (primarily cemetery inventory development, along with funeral home expansion projects) will be tightly managed and minimized during the remainder of 2020. We also expect increased divestiture activity in the next 12 months, which will yield additional cash from the proceeds of the sale. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to, subject to satisfying certain financial covenants in our Credit Facility, repurchase shares of our common stock and our remaining Convertible Notes in open market or privately negotiated transactions. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions.
As of September 30, 2020, we have net unrealized losses of $7.3 million in our trusts. At September 30, 2020, these net unrealized losses represented 3% of our original cost basis of $245.8 million. Our trusts have been and continue to be impacted by current market conditions in the U.S. and global financial markets. The decline in fair value is largely due to changes in interest rates and other market conditions. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. In addition, we do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery. Changes in unrealized gains and/or losses related to these securities are reflected in Other comprehensive income and offset by the Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus interests in those unrealized gains and/or losses. There is no impact on earnings until such time that the loss is realized in the trusts, allocated to the preneed contracts and the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations.
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

Cash Flows
We began 2020 with $0.7 million in cash and other liquid investments and ended the third quarter with $0.7 million. As of September 30, 2020, we had borrowings of $56.0 million outstanding on our Credit Facility compared to $83.8 million as of December 31, 2019. During the three months ended September 30, 2020, we reduced the outstanding borrowings on our Credit Facility by $33.7 million.
The following table sets forth the elements of cash flow for the nine months ended September 30, 2019 and 2020 (in thousands):

	Nine months ended September 30,
	2019	2020
Cash at beginning of year	$644	$716

Net cash provided by operating activities	36,061	67,822

Acquisitions	—	(28,011)
Proceeds from insurance reimbursements	1,247	97
Proceeds from divestitures and sale of other assets	967	7,416
Capital expenditures	(11,479)	(10,034)
Net cash used in investing activities	(9,265)	(30,532)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	(10,470)	(28,860)
Payment of debt issuance costs related to long-term debt	(113)	—
Repurchase of the Convertibles Notes	(27)	(4,563)
Payment of transaction costs related to the repurchase of the Convertibles Notes	—	(12)
Payment of debt issuance costs related to the Senior Notes	—	(66)
Net proceeds from employee equity plans	961	640
Dividends paid on common stock	(4,061)	(4,251)
Purchase of treasury stock	(7,756)	—
Other financing costs	(162)	(169)
Net cash used in financing activities	(21,628)	(37,281)

Cash at end of the period	$5,812	$725
Operating Activities
For the nine months ended September 30, 2020, cash provided by operating activities was $67.8 million compared to $36.1 million for the nine months ended September 30, 2019. The increase of $31.7 million is a reflection of the resilient cash generating ability of our portfolio of high-quality funeral home and cemetery operations. Our operating income (excluding the non-cash $19.6 million net loss on divestitures and impairment charges) increased $15.8 million in addition to other favorable working capital changes.
Investing Activities
Our investing activities, resulted in a net cash outflow of $30.5 million for the nine months ended September 30, 2020 compared to $9.3 million for the nine months ended September 30, 2019, an increase of $21.2 million.
During the nine months ended September 30, 2020, we acquired a funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid at closing in 2020. We also paid an additional $0.2 million for our acquisition of the cemetery business in Fairfax, Virginia to reimburse the sellers for certain incremental taxes resulting from the 338(h)(10) election under the Internal Revenue Code, which was offset by the receipt of $0.2 million in cash related to the sellers closing all operating bank accounts in place prior to the acquisition.
During the nine months ended September 30, 2020, we sold six funeral homes for $7.3 million and we sold real property for $0.1 million.
During the nine months ended September 30, 2020, we received proceeds of $0.1 million from our property insurance policy for the reimbursement of renovation costs for our cemetery businesses that were damaged by Hurricane Michael.

For the nine months ended September 30, 2020, capital expenditures totaled $10.0 million compared to $11.5 million for the nine months ended September 30, 2019, a decrease of $1.5 million. The following tables present our growth and maintenance capital expenditures (in thousands):

	Nine months ended September 30,
	2019	2020
Growth
Cemetery development	$3,109	$3,321
Renovations at certain businesses	2,091	673
Live streaming equipment	42	560
Other	56	86
Total growth expenditures	$5,298	$4,640

Maintenance
Facility repairs and improvements	$1,565	$1,610
Vehicles	1,641	1,201
General equipment and furniture	2,245	1,957
Paving roads and parking lots	651	475
Other	79	151
Total maintenance expenditures	$6,181	$5,394

Total capital expenditures	$11,479	$10,034
Financing Activities
Our financing activities resulted in a net cash inflow of $37.3 million for the nine months ended September 30, 2020 compared to a net cash outflow of $21.6 million for the nine months ended September 30, 2019, an increase of $15.7 million. During the nine months ended September 30, 2020, we had net payments on our Credit Facility, acquisition debt and finance leases of $28.9 million, paid $4.3 million in dividends and paid $4.6 million for the repurchases of our Convertible Notes.
During the nine months ended September 30, 2019, we had net payments on our Credit Facility, acquisition debt and finance leases of $10.5 million, paid $4.1 million in dividends and repurchased treasury stock for $7.8 million.
Dividends
During the nine months ended September 30, 2019 and 2020, our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2019	Per Share	Dollar Value
March 1st	$0.0750	$1,360
June 1st	$0.0750	$1,365
September 1st	$0.0750	$1,336

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569
Share Repurchases
During the nine months ended September 30, 2020, we did not repurchase any shares of common stock pursuant to our share repurchase program. At September 30, 2020, we had approximately $25.6 million available for repurchases under our share repurchase program.

Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at September 30, 2020 is as follows (in thousands):

September 30, 2020
Credit Facility	$56,000
Finance leases	5,929
Operating leases	22,016
Acquisition debt	6,119
Total	$90,064
Credit Facility
At September 30, 2020, our Credit Facility was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
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
As of September 30, 2020, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
On August 7, 2020, we obtained a limited consent from the lenders under our Credit Facility in connection with our privately-negotiated repurchases of our Convertible Notes.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of September 30, 2020.
We have one letter of credit outstanding under the Credit Facility issued on November 30, 2019 for approximately $2.0 million, which was increased to $2.1 million on September 29, 2020. The letter of credit bears interest at 3.125% and will expire on November 25, 2020. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. As of September 30, 2020, the prime rate margin was equivalent to 2.00% and the LIBOR rate margin was 3.00%. The weighted average interest rate on our Credit Facility was 3.9% for both the three months ended September 30, 2019 and 2020 and 3.9% and 4.0% for the nine months ended September 30, 2019 and 2020, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility during the three and nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Credit Facility interest expense	$350	$828	$1,090	$3,164
Credit Facility amortization of debt issuance costs	59	118	167	363

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
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases during the three and nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Operating lease cost	$899	$927	$2,762	$2,838
Short-term lease cost	73	52	206	148

Finance lease cost:
Depreciation of lease right-of-use assets	$131	$111	$395	$329
Interest on lease liabilities	129	123	392	374
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt during the three and nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Acquisition debt imputed interest expense	$152	$122	$481	$373
Convertible Subordinated Notes due 2021
On September 9, 2020, we completed privately-negotiated repurchases (the “Repurchases”) of $3.8 million in aggregate principal amount of Convertible Notes for $4.5 million in cash (plus accrued interest of $0.1 million totaling $4.6 million) and recorded $0.8 million for the reacquisition of the equity component. The Repurchases represented approximately 60% of the aggregate principal amount of Convertible Notes then outstanding. Following the settlement of the Repurchases, the aggregate principal amount of the Convertible Notes was reduced to approximately $2.6 million.
At September 30, 2020, the principal amount of the liability component of our Convertible Notes was $2.6 million, the net carrying amount was $2.5 million and the carrying amount of the equity component was $0.3 million. The fair value of the Convertible Notes, which are Level 2 measurements, was $2.9 million at September 30, 2020. The Convertible Notes are due in March 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes during the three and nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Convertible Notes interest expense	$43	$43	$131	$130
Convertible Notes accretion of debt discount	61	69	178	200
Convertible Notes amortization of debt issuance costs	6	9	19	21
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately five months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both the three and nine months ended September 30, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for both the three months ended September 30, 2019 and 2020 was 3.2% and for the nine months ended September 30, 2019 and 2020 was 3.2% and 3.1%, respectively.

Senior Notes due 2026
At September 30, 2020, the principal amount of our Senior Notes was $400.0 million. The fair value of the Senior Notes, which are Level 2 measurements, was $422.3 million at September 30, 2020. The Senior Notes are due on June 1, 2026 and bear interest at 6.625% per year, which is payable semi-annually in arrears on June 1 and December 1 of each year.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes during the three and nine months ended September 30, 2019 and 2020 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Senior Notes interest expense	$5,383	$6,625	$16,148	$19,875
Senior Notes amortization of debt discount	124	133	367	393
Senior Notes amortization of debt premium	—	56	—	165
Senior Notes amortization of debt issuance costs	35	72	103	208
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 68 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the initial Senior Notes, which were issued in May 2018, for both the three and nine months ended September 30, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Senior Notes, which were issued in December 2019, for both the three and nine months ended September 30, 2020 was 6.20% and 6.90%, respectively.
FINANCIAL HIGHLIGHTS
Below are our financial highlights for the three months ended September 30, 2019 and 2020 (in thousands except for volumes and averages):

	Three months ended September 30,
	2019	2020
Revenue	$66,125	$84,393
Funeral contracts	9,238	11,512
Average revenue per funeral contract	$5,516	$5,194
Preneed interment rights (property) sold	1,901	2,655
Average price per preneed interment right sold	$3,622	$3,662
Gross profit	$18,056	$27,874
Net income	$577	$5,525
Revenue for the three months ended September 30, 2020 increased $18.3 million compared to the three months ended September 30, 2019, as we experienced a 24.6% increase in total funeral contracts primarily due to the funeral home acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as increases from broad market share gains and death rate growth related to the COVID-19 pandemic. Volume growth was offset by a decrease in the average revenue per funeral contract of 5.8%. In addition, we experienced an increase of 39.7% in the number of preneed interment rights (property) sold primarily due to the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as an increase in the average price per interment right sold of 1.1%.
Gross profit for the three months ended September 30, 2020 increased $9.8 million compared to the three months ended September 30, 2019, primarily due to the increase in revenue from both our funeral home and cemetery segments due to the acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as cost reduction measures implemented prior to and during the COVID-19 pandemic.
Net income for the three months ended September 30, 2020 increased $4.9 million compared to the three months ended September 30, 2019, primarily due to the increase in gross profit, offset by the increase in interest expense related to our Senior Notes and Credit Facility.

Below are our financial highlights for the nine months ended September 30, 2019 and 2020 (in thousands except for volumes and averages):

	Nine months ended September 30,
	2019	2020
Revenue	$202,958	$239,360
Funeral contracts	28,485	34,742
Average revenue per funeral contract	$5,571	$5,110
Preneed interment rights (property) sold	5,419	6,861
Average price per preneed interment right sold	$3,687	$3,805
Gross profit	$58,907	$76,205
Net income	$11,964	$7,725
Revenue for the nine months ended September 30, 2020 increased $36.4 million compared to the nine months ended September 30, 2019, as we experienced a 22.0% increase in total funeral contracts primarily due to the funeral home acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as increases from broad market share gains and death rate growth related to the COVID-19 pandemic. Volume growth was offset by a decrease in the average revenue per funeral contract of 8.3%. In addition, we experienced an increase of 26.6% in the number of preneed interment rights (property) sold primarily due to the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as an increase of 3.2% in the average price per interment right sold.
Gross profit for the nine months ended September 30, 2020 increased $17.3 million compared to the nine months ended September 30, 2019, primarily due to the increase in revenue from both our funeral home and cemetery segments due to the acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as cost reduction measures implemented prior to and during the COVID-19 pandemic.
Net income for the nine months ended September 30, 2020 decreased $4.2 million compared to the nine months ended September 30, 2019, primarily due to the $19.6 million net loss on divestitures and impairment charges and $5.9 million increase in interest expense related to our Senior Notes and Credit facility, offset by the increase in gross profit.
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

REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three and nine months ended September 30, 2020 dated October 27, 2020 and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Net income	$577	$5,525	$11,964	$7,725
Special items, net of tax(1)
Acquisition and divestiture expenses	—	—	—	126
Severance and separation costs	235	—	889	445
Performance awards cancellation and exchange	—	84	—	140
Accretion of discount on Convertible Notes(1)	61	69	178	200
Net loss on divestitures and other costs(2)	3,143	3,245	3,143	3,245
Net impact of impairment of goodwill and other intangibles(2)	577	—	577	9,808
Litigation reserve	74	—	454	213
Natural disaster and pandemic costs	—	268	—	1,036
Tax expense related to divested business(1)	860	—	860	—
Gain on insurance reimbursements	(504)	—	(504)	—
Other special items	—	(47)	—	324
Adjusted net income(3)	$5,023	$9,144	$17,561	$23,262

(1)	Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special Items are taxed at the federal statutory rate of 21.0% for the three and nine months ended September 30, 2019 and 2020, except for the Accretion of the discount on Convertible Notes, as this is a non-tax deductible item and Tax expense related to divested business, the Net impact of impairment of goodwill and other intangibles and the Net loss on divestitures and other costs (described below).
(2)	The Net loss on divestitures and other costs and The Net impact of impairment of goodwill and other intangibles special items are net of the federal statutory rate of 21.0% in 2019 and are net of the operating tax rate of approximately 34.0% in 2020.
(3)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.
Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Gross profit	$18,056	$27,874	$58,907	$76,205

Cemetery property amortization	972	1,471	2,990	3,445
Field depreciation expense	3,106	3,233	9,250	9,770
Regional and unallocated funeral and cemetery costs	3,597	4,731	10,008	11,204
Operating profit(1)	$25,731	$37,309	$81,155	$100,624

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Funeral Home	$19,647	$25,636	$63,234	$75,462
Cemetery	6,084	11,673	17,921	25,162
Operating profit	$25,731	$37,309	$81,155	$100,624

Operating profit margin(1)	38.9%	44.2%	40.0%	42.0%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019.
The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2016 and owned and operated for the entirety of each period being presented, excluding certain funeral home and cemetery businesses that we intend to divest in the near future.
The term “acquired” refers to funeral homes and cemeteries purchased after December 31, 2015, excluding any funeral home and cemetery businesses that we intend to divest in the near future. This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” when discussed in the Funeral Home Segment, refers to the six funeral homes we sold in 2020 and three funeral homes whose building leases expired, one funeral home we sold and a funeral home we merged with a funeral home in an existing market in 2019.
“Planned divested” refers to the funeral home and cemetery businesses that we intend to divest in the near future.
“Ancillary funeral services” in the Funeral Home Segment represents our flower shop, pet cremation business and online cremation business in Texas.
Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (in thousands):

	Three months ended September 30,
	2019	2020
Revenue:
Same store operating revenue	$40,824	$44,444
Acquired operating revenue	6,100	11,702
Divested/planned divested revenue	2,500	1,731
Ancillary funeral services revenue	—	1,196
Preneed funeral insurance commissions	436	369
Preneed funeral trust and insurance	1,657	1,992
Total	$51,517	$61,434

Operating profit:
Same store operating profit	$15,124	$18,236
Acquired operating profit	2,297	4,699
Divested/planned divested operating profit	398	290
Ancillary funeral services operating profit	—	292
Preneed funeral insurance commissions	213	159
Preneed funeral trust and insurance	1,615	1,960
Total	$19,647	$25,636
The following measures reflect the significant metrics over this comparative period:

	Three months ended September 30,
	2019	2020
Same store:
Contract volume	7,725	8,923
Average revenue per contract, excluding preneed funeral trust earnings	$5,285	$4,981
Average revenue per contract, including preneed funeral trust earnings	$5,472	$5,175
Burial rate	37.4%	35.3%
Cremation rate	54.9%	57.6%

Acquired:
Contract volume	922	2,165
Average revenue per contract, excluding preneed funeral trust earnings	$6,616	$5,405
Average revenue per contract, including preneed funeral trust earnings	$6,706	$5,489
Burial rate	48.5%	40.5%
Cremation rate	44.4%	54.0%
Funeral home same store operating revenue for the three months ended September 30, 2020 increased $3.6 million compared to the three months ended September 30, 2019. The increase in operating revenue is primarily due to a 15.5% same store contract volume increase in the three months ended September 30, 2020 compared to the same period in 2019. The increase in contract volume is due to market share gains in a majority of our markets, in addition to the increased deaths related to COVID-19. This increase was offset by a 5.8% decrease in the average revenue per contract, excluding preneed interest, for the same period, primarily due to a 210 basis point decrease in the burial rate. In addition, in the three months ended September 30, 2020 compared to the same period in 2019, we experienced a decrease in services performed due to the restrictions placed on gatherings mandated by state and local governments due to COVID-19.
Funeral home same store operating profit for the three months ended September 30, 2020 increased $3.1 million when compared to the three months ended September 30, 2019, and the comparable operating profit margin increased 400 basis points to 41.0%. The increase in operating margin is primarily due to the increase in same store operating revenue and disciplined expense and cost management by local leaders at each business. Same store salaries and benefits increased $0.5 million due to an increase of $0.5 million in group health care costs related to higher claims and an increase of $0.3 million in the demand for pickup and embalming services due to increased contracts, offset by a decrease of $0.2 million in part-time funeral staff needed to assist with memorial services and a decrease of $0.1 million in full time salaries. While salaries and benefits increased, we experienced decreases in the majority of our other operating costs for the three months ended September 30, 2020 compared to the same period in 2019.
Funeral home acquired operating revenue for the three months ended September 30, 2020 increased $5.6 million, as our funeral home acquired portfolio for the three months ended September 30, 2020 included nine funeral home businesses added through three acquisitions in the fourth quarter of 2019 and one business acquired in the first quarter of 2020 not present in the three months ended September 30, 2019.
Acquired operating profit for the three months ended September 30, 2020 increased $2.4 million when compared to the three months ended September 30, 2019, and the comparable operating profit margin increased 250 basis points to 40.2%. The increase is primarily due to disciplined expense and cost management by local leaders at each business. The increase is slightly offset by lower margins for our businesses acquired in the fourth quarter of 2019 compared to our other acquired businesses, particularly with regard to higher salaries and benefits expenses. We expect the operating margins for these businesses to improve as we focus on integrating them into our high performance framework of the Standards Operating Model.
Ancillary funeral services revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses in Texas, which were acquired in the fourth quarter of 2019. Operating profit from our ancillary funeral service businesses was $0.3 million for the three months ended September 30, 2020, with an operating profit margin of 24.4%.
Preneed funeral insurance commissions and preneed funeral trust and insurance, also recorded in Other revenue, on a combined basis, increased $0.3 million or 12.8% for the three months ended September 30, 2020 compared to the same period in 2019. The increase is primarily related to a 20.2% increase in preneed contracts maturing to at-need during the three months ended September 30, 2020 compared to the same period in 2019, which triggers the recognition of trust earnings on the matured contracts. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.3 million or 15.9% for the same comparative period, primarily due to the increase in funeral trust and insurance revenue.
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (in thousands):

	Nine months ended September 30,
	2019	2020
Revenue:
Same store operating revenue	$126,549	$130,755
Acquired operating revenue	19,133	34,561
Divested/planned divested revenue	8,155	6,781
Ancillary funeral services revenue	—	3,464
Preneed funeral insurance commissions	1,124	1,061
Preneed funeral trust and insurance	5,226	5,676
Total	$160,187	$182,298

Operating profit:
Same store operating profit	$48,563	$53,233
Acquired operating profit	7,460	13,599
Divested/planned divested operating profit	1,632	1,663
Ancillary funeral services operating profit	—	908
Preneed funeral insurance commissions	479	479
Preneed funeral trust and insurance	5,100	5,580
Total	$63,234	$75,462

The following measures reflect the significant metrics over this comparative period:

	Nine months ended September 30,
	2019	2020
Same store:
Contract volume	23,690	26,263
Average revenue per contract, excluding preneed funeral trust earnings	$5,342	$4,979
Average revenue per contract, including preneed funeral trust earnings	$5,532	$5,167
Burial rate	38.3%	36.0%
Cremation rate	53.9%	56.8%

Acquired:
Contract volume	2,888	6,681
Average revenue per contract, excluding preneed funeral trust earnings	$6,625	$5,173
Average revenue per contract, including preneed funeral trust earnings	$6,741	$5,247
Burial rate	48.5%	40.9%
Cremation rate	44.5%	54.2%
Funeral home same store operating revenue for the nine months ended September 30, 2020 increased $4.2 million compared to the nine months ended September 30, 2019. The increase in operating revenue is due to a 10.9% same store contract volume increase which is due to market share gains in a majority of our markets, in addition to the increased deaths related to COVID-19. This increase was offset by a 6.8% decrease in average revenue per contract, excluding preneed interest, primarily due to a 230 basis point decrease in the burial rate. Beginning in the latter half of March 2020, we saw a decrease in services performed due to the restrictions placed on gatherings mandated by state and local governments as the COVID-19 pandemic became more prominent and individuals began to practice social distancing to comply with applicable shelter in place and related orders. During the third quarter of 2020, we experienced an increase in memorial services compared to the second quarter of 2020, as social distancing restrictions were eased in certain jurisdictions. In addition, our Managing Partners continued to show innovation by creating high value, uniquely customized personal services and sales in challenging local environments.
Funeral home same store operating profit for the nine months ended September 30, 2020 increased $4.7 million when compared to the nine months ended September 30, 2019, and the comparable operating profit margin increased 230 basis points to 40.7%. The increase in operating margin is primarily due to the increase in same store operating revenue and a $0.5 million or 0.6% decrease in operating costs of which the largest decreases were in part-time funeral staff needed to assist with memorial services, promotional costs, facilities and ground expenses and transportation costs. These decreases were as a result of disciplined expense and cost management by local leaders at each business. The decreases were partially offset by an increase in the demand for pickup and embalming services due to increased contracts and an increase in group health care costs related to higher claims in the nine months ended September 30, 2020.
Funeral home acquired operating revenue for the nine months ended September 30, 2020 increased $15.4 million, as our funeral home acquired portfolio for the nine months ended September 30, 2020 included nine funeral home businesses added through three acquisitions in the fourth quarter of 2019 and one business acquired in the first quarter of 2020 not present in the nine months ended September 30, 2019.
Acquired operating profit for the nine months ended September 30, 2020 increased $6.1 million when compared to the nine months ended September 30, 2019. Operating profit margin increased slightly by 30 basis points to 39.3%. We experienced an increase in margin despite the lower operating profit margins of the recently acquired businesses (discussed above), as operating profit margin for these businesses were lower compared to our other acquired businesses, particularly with regard to higher salaries and benefits. We expect the operating margins for our recently acquired businesses to increase as we focus on integrating them into our high performance framework of the Standards Operating model.
Ancillary funeral services revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses in Texas, which were acquired in the fourth quarter of 2019. Operating profit from our ancillary funeral service businesses was $0.9 million for the nine months ended September 30, 2020, with an operating profit margin of 26.2%.
Preneed funeral insurance commissions and preneed funeral trust and insurance, also recorded in Other revenue, on a combined basis, increased $0.4 million or 6.1% for the nine months ended September 30, 2020 compared to the same period in 2019. The increase is due to a 10.1% increase in preneed contracts maturing to at-need during the nine months ended September 30, 2020 compared to the same period in 2019, which triggers the recognition of trust earnings on the matured contracts.

Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.5 million or 8.6% for the same comparative period in 2019, primarily due to the increase in revenue and reduction of preneed trust and insurance expenses.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (in thousands):

	Three months ended September 30,
	2019	2020
Revenue:
Same store operating revenue	$12,768	$14,393
Acquired operating revenue	—	5,220
Divested/planned divested revenue	65	116
Preneed cemetery trust and insurance	1,430	3,016
Preneed cemetery finance charges	345	214
Total	$14,608	$22,959

Operating profit:
Same store operating profit	$4,464	$6,175
Acquired operating profit	—	2,335
Divested/planned divested operating profit	(9)	40
Preneed cemetery trust and insurance	1,284	2,909
Preneed cemetery finance charges	345	214
Total	$6,084	$11,673
The following measures reflect the significant metrics over this comparative period:

	Three months ended September 30,
	2019	2020
Same store:
Preneed revenue as a percentage of operating revenue	62%	61%
Preneed revenue (in thousands)	$7,885	$8,768
Atneed revenue (in thousands)	$4,883	$5,625
Number of preneed interment rights sold	1,901	1,893
Average price per interment right sold	$3,622	$3,529

Acquired:
Preneed revenue as a percentage of operating revenue	n/a	70%
Preneed revenue (in thousands)	n/a	$3,642
Atneed revenue (in thousands)	n/a	$1,578
Number of preneed interment rights sold	n/a	748
Average price per interment right sold	n/a	$4,051
Cemetery same store preneed revenue for the three months ended September 30, 2020 increased $0.9 million compared to the same period in 2019. Although the number of preneed interments sold remained flat and we experienced a 2.6% decrease in the average sale per preneed contract, preneed property revenue increased $0.4 million or 6.6% primarily due to additional revenue recognized from several memorial gardens under construction that progressed towards completion during the three months ended September 30, 2020. Preneed merchandise and service revenue increased $0.5 million as we experienced a 45.6% increase in the deliveries of merchandise and service contracts during the three months ended September 30, 2020. Cemetery same store atneed revenue, which represents 39.0% of our same store operating revenue increased $0.7 million, as we experienced 21.2% increase in the number of contracts, offset by a 4.9% decrease in the average sale per contract.

Cemetery same store operating profit for the three months ended September 30, 2020 increased $1.7 million from the same period in 2019. The comparable operating profit margin increased 790 basis points to 42.9% primarily as a result of the increase in operating revenue and a 1% decrease in operating expenses with the most significant decrease of $0.2 million in the allowance for credit losses, as we received an increase in payments on financed receivables in the third quarter of 2020.
Our acquired cemetery portfolio includes two businesses acquired during the fourth quarter of 2019 and one business acquired during the first quarter of 2020. These three businesses contributed $5.2 million in operating revenue and $2.3 million in operating profit for the three months ended September 30, 2020.
Preneed cemetery trust and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis increased $1.5 million for the three months ended September 30, 2020 compared to the same period in 2019. The increase is primarily due to a $0.7 million increase in perpetual care trust income from our acquired cemetery businesses and a $0.3 million increase in realized capital gains during the quarter. Operating profit for the two categories of Other revenue, on a combined basis, increased $1.5 million for the three months ended September 30, 2020 compared to the same period in 2019, primarily due to the increase in perpetual care trust fund revenue. The increase in our trust fund income is primarily due to our execution of a major repositioning strategy during and after the COVID-19 market crash in March 2020, substantially increasing our preneed cemetery trust revenue and operating profit.
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (in thousands):

	Nine months ended September 30,
	2019	2020
Revenue:
Same store operating revenue	$37,157	$36,910
Acquired operating revenue	—	12,074
Divested/planned divested revenue	230	283
Preneed cemetery trust and insurance	4,266	7,099
Preneed cemetery finance charges	1,118	696
Total	$42,771	$57,062

Operating profit:
Same store operating profit	$12,961	$12,998
Acquired operating profit	—	4,596
Divested/planned divested operating profit	2	87
Preneed cemetery trust and insurance	3,840	6,785
Preneed cemetery finance charges	1,118	696
Total	$17,921	$25,162

The following measures reflect the significant metrics over this comparative period:

	Nine months ended September 30,
	2019	2020
Same store:
Preneed revenue as a percentage of operating revenue	62%	60%
Preneed revenue (in thousands)	$22,979	$22,132
Atneed revenue (in thousands)	$14,178	$14,778
Number of preneed interment rights sold	5,412	5,217
Average price per interment right sold	$3,690	$3,693

Acquired:
Preneed revenue as a percentage of operating revenue	n/a	65%
Preneed revenue (in thousands)	n/a	$7,899
Atneed revenue (in thousands)	n/a	$4,175
Number of preneed interment rights sold	n/a	1,600
Average price per interment right sold	n/a	$4,248
Cemetery same store preneed revenue decreased $0.8 million for the nine months ended September 30, 2020 compared to the same period in 2019. We experienced a $1.2 million or 6.2% decrease in preneed property revenue due to a 3.6% decrease in the number of preneed interments rights sold, while the average price per interment right sold remained flat. The decrease in the number of preneed interment rights sold is primarily due to the COVID-19 pandemic as individuals practiced social distancing to comply with applicable shelter in place and related orders, which resulted in our preneed sales personnel being unable to meet with families at our businesses, in certain areas of the country. This was most evident in the second quarter of 2020 as these restrictions affected our ability to host certain annual events such as the Ching Ming festival during April and Memorial Day festivities during May. The decrease in preneed property revenue was partially offset by a $0.4 million increase in preneed merchandise and service revenue as we experienced a 16.7% increase in the deliveries of merchandise and service contracts during the nine months ended September 30, 2020. Cemetery same store atneed revenue, which represents 40% of our same store operating revenue, increased $0.6 million as we experienced a 6.5% increase in the number of atneed contracts, while the average sales per contract decreased 2.1%.
Cemetery same store operating profit for the nine months ended September 30, 2020 remained flat compared to the same period in 2019. The comparable operating profit margin increased 30 basis points to 35.2% as a result of better management of operating expenses throughout the year. Operating expense as a percent of operating revenue increased in two categories in the nine months ended September 30, 2020 compared to the same period in 2019. Our allowance for credit losses expense and salaries and wages both increased 0.4% as a percentage of revenue. The increase in the allowance for credit losses is due to slower payments on financed receivables mostly in the second quarter of 2020, particularly in the states most affected by COVID-19. Salaries and benefits increased due to the addition of field personnel in the fourth quarter of 2019.
Our acquired cemetery portfolio includes two businesses that were acquired during the fourth quarter of 2019 and one business that was acquired during the first quarter of 2020. These three businesses contributed $12.1 million in operating revenue and $4.6 million in operating profit for the nine months ended September 30, 2020.
Preneed cemetery trust and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis increased $2.4 million for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was primarily due to a $3.0 million increase in perpetual care trust fund earnings of which $1.7 million was from acquisitions and a $0.4 million increase in realized gains. These increases were partially offset by a $0.4 million decrease in finance charge revenue. The decrease in finance charge revenue is primarily due to our enhanced preneed cemetery property sales strategy of reducing interest rates on preneed contracts. Operating profit for the two categories of Other revenue, on a combined basis, increased $2.5 million for the nine months ended September 30, 2020 compared to the same period in 2019 due to the increase in revenue. The increase in our trust fund income is primarily due to our execution of a major repositioning strategy during and after the COVID-19 market crash in March 2020, substantially increasing our preneed cemetery trust revenue and operating profit.

Cemetery property amortization. Cemetery property amortization totaled $1.5 million for the three months ended September 30, 2020, an increase of $0.5 million compared to the three months ended September 30, 2019. The increase in amortization in the third quarter of 2020 is primarily due to the increase in property sales at the newly acquired cemetery businesses. Cemetery property amortization totaled $3.4 million for the nine months ended September 30, 2020, an increase of $0.5 million compared to the nine months ended September 30, 2019. The increase in property sold at our acquired cemeteries resulted in a $0.7 million increase in amortization expense for the nine months ended September 30, 2020, while the amortization expense for our same store businesses decreased $0.2 million due to a decrease in property sales in the period.
Field depreciation. Depreciation expense for our field businesses increased $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Depreciation expense for our field businesses increased $0.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to additional depreciation expense from assets added as a result of our acquisitions during the fourth quarter of 2019 and first quarter of 2020.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $4.7 million for the three months ended September 30, 2020, an increase of $1.1 million primarily due to a $1.2 million increase in incentive and equity compensation, a $0.3 million increase in health and safety expenses related to the COVID-19 pandemic and a $0.3 million increase in salaries and benefits, offset by a $0.5 million decrease in severance expense and a $0.2 million decrease in other general administrative costs.
Regional and unallocated funeral and cemetery costs totaled $11.2 million for the nine months ended September 30, 2020, an increase of $1.2 million primarily due to a $1.0 million increase in incentive and equity compensation, a $0.9 million increase in health and safety expenses due to the COVID-19 pandemic, a $0.6 million increase in salaries and benefits and a $0.3 million increase related to a state audit assessment, offset by a $1.1 million decrease in severance expense, a $0.3 million decrease in other general administrative costs and a $0.2 million employee retention credit in connection with the CARES Act.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $6.1 million for the three months ended September 30, 2020, an increase of $0.4 million compared to the three months ended September 30, 2019. The increase was primarily attributable to an $0.8 million increase in incentive and equity compensation, offset by a $0.4 million decrease in other general administrative costs.
General, administrative and other expenses totaled $18.6 million for the nine months ended September 30, 2020, an increase of $1.6 million compared to the nine months ended September 30, 2019. The increase was primarily attributable to a $1.2 million increase in incentive and equity compensation, a $0.5 million increase in salaries, benefits and severance costs, a $0.4 million increase in public company and acquisition costs and a $0.2 million increase in litigation reserve, offset by a $0.7 million decrease in other general administrative costs.
Home office depreciation and amortization. Home office depreciation and amortization expense remained flat at $0.3 million and $1.1 million for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019 primarily due to machinery and equipment at the home office becoming fully depreciated in the latter half of 2019, offset by additional software assets purchased during the fourth quarter of 2019.
Net loss on divestitures and impairments charges. The components of Net loss on divestitures and impairment charges for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Goodwill impairment	$(509)	$—	$(509)	(13,632)
Tradename impairment	(221)	—	(221)	(1,061)
Net loss on divestitures	(3,863)	(4,917)	(3,874)	(4,917)
Total	$(4,593)	$(4,917)	$(4,604)	$(19,610)
Interest expense. Interest expense totaled $8.0 million for the three months ended September 30, 2020, an increase of $1.7 million compared to the three months ended September 30, 2019. Interest expense totaled $24.8 million for the nine months ended September 30, 2020, an increase of $5.9 million compared to the nine months ended September 30, 2019. The increase was primarily due to increased borrowings on our Credit Facility and the $75.0 million of additional Senior Notes we issued on December 19, 2019.

Accretion of discount on convertible subordinated notes. We recognized accretion of the discount on our Convertible Notes of $0.1 million for both the three months ended September 30, 2020 and 2019 and $0.2 million for both the nine months ended September 30, 2020 and 2019.
Other, net. The components of Other, net for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
Gain on insurance reimbursements related to Hurricane Michael	$638	$—	$638	$55
Other income (expense)	(121)	(1)	52	(63)
Other gain (loss)	—	(27)	—	(26)
Total	$517	$(28)	$690	$(34)
Income taxes. Our income tax expense was $2.9 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively and $4.2 million and $5.8 million for the nine months ended September 30, 2020 and 2019, respectively. Our operating tax rate before discrete items was 34.0% and 61.0% for the three months ended September 30, 2020 and 2019, respectively and 33.8% and 31.3% for the nine months ended September 30, 2020 and 2019, respectively.
The increase in our overall effective tax rate for the nine months ended September 30, 2019 is due to the unfavorable tax impact of impairment of goodwill and other intangibles recorded in the first quarter of 2020 for businesses that were previously acquired through stock acquisitions.
In connection with the CARES Act, we filed a claim for a refund on June 30, 2020, to carryback the net operating losses generated in the tax year ending December 31, 2018. The refund claim from the 2018 tax year was received on August 7, 2020, and we have included the impact in our current provision. In an effort to maximize the expected benefits afforded by the CARES Act, we plan to amend our 2018 tax return to include the additional first year depreciation deduction for qualified improvement property. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of the timing of receiving IRS approval for non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated; therefore, for the nine months ended September 30, 2020, the reserve for uncertain tax positions was $2.9 million.
Additionally, we plan to file a claim for a refund for the net operating losses generated in the tax year ending December 31, 2019, in the fourth quarter of 2020. Although we expect to take advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2020 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of September 30, 2020 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Notes 7 and 8 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.45% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of September 30, 2020, we had outstanding borrowings under the Credit Facility of $56.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or the LIBOR rate plus a margin. At September 30, 2020, the prime rate margin was equivalent to 2.00% and the LIBOR rate margin was 3.00%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at the fixed annual rate of 2.75%. The Convertible Notes do not contain a call feature. At September 30, 2020, the carrying value of the Convertible Notes on our Consolidated Balance Sheet was $2.5 million and the fair value of the Convertible Notes was $2.9 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA)”. Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at the fixed annual rate of 6.625%. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At September 30, 2020, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.8 million and the fair value of the Senior Notes was $422.3 million based on the last traded or broker quoted price, as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective as of September 30, 2020 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Item 1.Legal Proceedings.
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
Item 1A.Risk Factors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

July 1, 2020 - July 31, 2020	—	$—	—	$25,601,446
August 1, 2020 - August 31, 2020	714	$22.97	—	$25,601,446
September 1, 2020 - September 30, 2020	—	$—	—	$25,601,446
Total for quarter ended September 30, 2020	714		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Note 15 to the Consolidated Financial Statements included herein for additional information on our publicly announced share repurchase program.

Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None.
Item 6.Exhibits.
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

CARRIAGE SERVICES, INC.
Date:	November 3, 2020	/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President, Chief Accounting Officer and Secretary
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
*10.1
Limited Consent to Credit Agreement, dated as of August 7, 2020, by and among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer.

10.2	Form of Notes Repurchase Agreement, Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2020.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 __________________

(*)	Filed herewith.
(**)	Furnished herewith.