Form 10-K
period 2020-12-31
CARRIAGE SERVICES INC
filed 2021-03-02
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended, December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $295.5 million based on the closing price of $18.12 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 26, 2021 was 17,994,717.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
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
•the effects of our incentive and compensation plans and programs, including such effects on our Standards Operating Model and the Company’s operational and financial performance;
•our ability to execute our growth strategy;
•the execution of our Standards Operating, 4E Leadership and Standard Acquisition Models;
•the effects of competition;
•changes in the number of deaths in our markets;
•changes in consumer preferences and our ability to adapt to or meet those changes;
•our ability to generate preneed sales, including implementing our cemetery portfolio sales strategy;
•the investment performance of our funeral and cemetery trust funds;
•fluctuations in interest rates;
•our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
•our ability to meet the timing, objectives and cost saving expectations related to anticipated financing activities, including our deleveraging program, forecasts and planned uses of free cash flow, expected plans and projections for refinancing our senior notes, and future capital allocation, including potential acquisitions, share repurchases, dividend increases, or debt repayment plans;
•our ability to meet the projected financial performance metrics included in our updated two-year scenario, if at all;
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
•effects of litigation;
•consolidation of the funeral and cemetery industry;
•our ability to consummate the divestiture of low performing businesses as currently expected, if at all, including expected use of proceeds related thereto;

•our ability to integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto;
•economic, financial and stock market fluctuations;
•interruptions or security lapses of our information technology, including any cybersecurity or ransomware incidents;
•our failure to maintain effective control over financial reporting; and
•other factors and uncertainties inherent in the funeral and cemetery industry.
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

PART I
ITEM 1.    BUSINESS.
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: funeral home operations, which currently accounts for approximately 75% of our total revenue, and cemetery operations, which currently accounts for approximately 25% of our total revenue.
At December 31, 2020, we operated 178 funeral homes in 26 states and 32 cemeteries in 12 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
Funeral home and cemetery businesses provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) disposition of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers or inscriptions.
Our funeral homes offer a complete range of services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and memorial services and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and services to take place at one location and thereby reduces transportation costs and inconvenience to the family.
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
CURRENT YEAR DEVELOPMENTS
Acquisitions
On January 3, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California.
Performance Awards
On May 19, 2020, we cancelled all the performance awards previously awarded to all individuals in 2019 and February 2020 and the Compensation Committee of the Board of Directors (the “Board”) approved a new performance award agreement (the “New Agreement”) for certain eligible employees. Pursuant to the New Agreement, the target share awards for each of the eligible employees will vest on December 31, 2024 if the Company’s common stock reaches one of five predetermined growth targets for a sustained period beginning on the grant date of May 19, 2020 and ending on December 31, 2024.
Convertible Notes Repurchases
On September 9, 2020, we repurchased $3.76 million in aggregate principal amount 2.75% convertible subordinated notes due 2021 (“Convertible Notes”) for $4.6 million in cash.
Dividends
On May 19, 2020, the Board approved an increase of $0.05 per share to our annual dividend beginning with the dividend declaration in the third quarter. On October 27, 2020, the Board approved an additional increase of $0.0125 per share for a total annual dividend of $0.40 per share beginning with the dividend declaration in the fourth quarter. During 2020, we paid $6.0 million in dividends.
Divestitures
During 2020, we divested eight funeral homes for a total of $8.4 million, at a net loss of $6.7 million.

Business Impact under the Macroeconomic Environment of COVID-19
On March 11, 2020, COVID-19 was deemed a global pandemic and since then, the Company has continued to proactively monitor and assess the pandemic’s current and potential impact to the Company’s operations. Since early March 2020, the Company’s senior leadership team has taken certain steps to assist our businesses in appropriately adjusting and adapting to the conditions resulting from the COVID-19 pandemic. Our businesses have been designated as essential services and, therefore, each one of the Company’s business locations remains open and ready to provide service to their communities in this time of need. While our businesses provide an essential public function, along with a critical responsibility to the communities and families they serve, the health and safety of our employees and the families we serve remain our top priority. The Company has taken additional steps during this time to continually review and update our processes and procedures to comply with all regulatory mandates and procure additional supplies to ensure that each of our businesses have appropriate personal protective equipment to provide these essential services. Additionally, in many of our business locations, we have also updated staffing and service guidelines, such as reducing the number of team members present for a service, restricting the size and number of attendees and adjusting other operating procedures. The Company has also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities they serve.
The overall impact of the macroeconomic environment to the deathcare industry from COVID-19 may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. Changes in the macroeconomic environment as a result of the pandemic have, to this point, led to an increase in volume and may create situations where people choose to spend less on funerals by purchasing less expensive caskets, minimize the scale of services and visitations, or elect not to make a preneed funeral or cemetery arrangement. During this time, our businesses have been focused on being innovative and resourceful, providing some type of immediate service as part of the grieving process. Gathering and travel restrictions across many areas of the country have, in some cases, limited our ability to provide large, in-person memorialization services and we have seen client families elect webcasting and livestreaming services, hold services with smaller attendance or rotating visitors, outdoor services, or in some cases, choose to delay services to a future date.
Within our financial reporting environment, we have considered various areas that could affect the results of our operations, though the scope, severity and duration of these impacts remain uncertain at this time because the COVID-19 pandemic is continually evolving and the ultimate impact of COVID-19 remains uncertain. Certain estimates inherently involve assumptions about future events and annual results, making reliable estimates for those matters challenging in periods of economic instability. We do not believe we are vulnerable to certain concentrations, whether by geographic area, revenue for specific products or our relationships with our vendors. Our relationships with our vendors and suppliers have remained consistent and we continue to receive reliable service. Remote working arrangements, when utilized, have not materially affected our ability to maintain and support operations, including financial reporting systems, internal controls over financial reporting and disclosure controls and procedures.
We believe our access to capital, the cost of our capital, or the sources and uses of our cash should be relatively consistent in the near term, but given the unprecedented nature of COVID-19, we also believe, it is prudent for us to take a broad-based approach to ensuring we maintain financial flexibility throughout the expected duration of the pandemic. As part of a larger plan, we took steps to reduce overall expenses. For example, discretionary spending, such as growth capital expenditures (primarily cemetery inventory development) was tightly managed and minimized during this time. While the expected duration of the pandemic is unknown, we have not currently experienced any material negative impacts to our liquidity position, access to capital, or cash flows as a result of COVID-19. See Liquidity and Capital Resources within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to our liquidity position.
We have also applied certain measures of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020, which has provided a cash benefit in the form of tax payment refunds (we received the 2018 tax year refund on August 7, 2020 and anticipate a further refund for tax year 2019), tax credits related to employee retention, cash deferral for the employer portion of the Social Security tax and anticipated minimal cash taxes for 2020. Although we expect to take advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for additional information related to the CARES Act.
The COVID-19 pandemic, and related gathering restrictions issued by state and local officials, did impact aspects of our financial results, including revenue, volume, preneed cemetery sales, and average revenue per contract. We will continue to assess these impacts and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related gathering restrictions evolves.

OUR OPERATIONS
See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for segment data related to our operations.
Funeral Home and Cemetery Operations
Our funeral home and cemetery operations are managed by a team of experienced industry and sales professionals with substantial leadership experience.
Given the high fixed-cost structure associated with funeral home operations, we believe the following are key factors affecting our profitability:
•our ability to establish and maintain market share positions supported by strong local heritage and relationships;
•our ability to effectively respond to the increasing trends towards cremation by bundling complimentary services and merchandise;
•our ability to control salary, merchandise and other controllable costs;
•our ability to exercise pricing leverage related to our atneed business to increase average revenue per contract;
•demographic trends in terms of population growth and average age, which impact death rates and number of deaths; and
•our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds and our securities portfolio within the trust funds, which would offset lower pricing power as preneed contracts mature.
Our cemetery operations are subject to many of the same profitability factors as our funeral home business, as well as the following key factors:
•size and success of our sales organization;
•local perceptions and heritage of our cemeteries;
•our ability to adapt to changes in the economy and consumer confidence; and
•our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.
Personalization and pre-planning continue to be two important trends in the funeral and cemetery industry, but the national trend toward more cremations may be the most significant. While this trend is expected to continue, other factors are expected to lead to rising industry revenue, including an increase in spending on additional or unique funeral and cremation services. Shifting preferences will likely continue to lead to a considerable rise in cremations; as such, we are focused on educating and providing our cremation customers with additional services and products that are available. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional burial service, we have found that this revenue can be substantially enhanced by offering additional services and merchandise, including video tributes, flowers, burial garments and memorial items such as urns, keepsake jewelry and other items that hold a portion of the cremated remains.
We believe the following are our key strengths for our funeral home and cemetery operations:
Market Leader. We compete with other publicly held funeral and cemetery companies and smaller, independent operators and believe we are a market leader in most of our markets. We focus on markets that perform better than the industry average and are less subject to material economic and demographic changes.
High Performance, Decentralized, Partnership Culture. Our funeral homes and cemeteries are managed by entrepreneurially focused Managing Partners with extensive funeral and cemetery industry experience, often within their local markets. They are responsible for day-to-day operations and for growing the business by hiring, training and developing highly motivated and productive local teams. Our businesses are supported by a broader team of High Performance leaders across multiple disciplines in our support center located in Houston, Texas. This promotes more cooperation and synergy between our funeral and cemetery operations and supports the goal of market-share and volume growth in our most significant markets. We believe our decentralized and partnership culture is very attractive to owners of premier independent businesses that fit our profile of suitable acquisition candidates.
Flexible Capital Structure and Strong Cash Flows. We believe our capital structure provides us with financial flexibility by allowing us to invest our cash in growth opportunities, such as business acquisitions and cemetery inventory projects. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operating and financial performance of our existing portfolio of businesses while selectively investing our cash in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital. For additional information regarding our capital structure, please see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
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
Integrated Information Systems. We have implemented information systems to support local business decisions and to monitor performance of our businesses compared to financial and performance standards. Additionally, we have innovative technological and digital tools which enhance our ability to serve our client families in a remote environment. All of our funeral homes and cemeteries are connected to our support center located in Houston, Texas, which allows us to monitor and assess critical operating and financial data and analyze the performance of individual locations on a timely basis. Furthermore, our information system infrastructure provides senior management with a critical tool for monitoring and adhering to our established internal controls, which is critical given our decentralized model and the sensitive nature of our business operations.
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
Preneed Programs
Funeral and cemetery arrangements sold prior to death occurring are referred to as preneed contracts.We market funeral and cemetery services and products on a preneed basis at the local level. We operate under a decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs.
Preneed funeral or cemetery contracts enable families to establish, in advance, the type of service to be performed, the products to be used and the cost of such products and services. Preneed contracts permit families to eliminate the burden of making deathcare plans at the time of need and allow input from other family members before the death occurs. We guarantee the price and performance of the preneed contracts to the customer.
Approximately 15% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by our local funeral directors with sales sourced by our own sales counselors and by third party sellers. We sold 8,410 and 7,525 preneed funeral contracts, net of cancellations, during the years ended December 31, 2019 and 2020, respectively. At December 31, 2020, we had a backlog of 97,294 preneed funeral contracts to be delivered in the future.
In addition to preneed funeral contracts, we also offer “pre-planned” funeral arrangements whereby a customer determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the client until the actual time of need. Pre-planned funeral arrangements permit a family to avoid the burden of making deathcare plans at the time of need and enable a funeral home to establish relationships with a client that may eventually lead to an atneed sale.
Approximately 50% of our cemetery operating revenue is derived from preneed property sales. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and interment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries in order to focus on growth of our preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income may have a significant impact on our preneed sales success rate. Cemetery revenue that originated from preneed contracts represented approximately 66% and 67% of our total cemetery revenue for 2019 and 2020, respectively. At December 31, 2020, we had a backlog of 64,820 preneed cemetery contracts to be delivered in the future.

Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions which we select. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm (“CSV RIA”) or by independent financial advisors. As of December 31, 2020, CSV RIA provided these services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that provides guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets is in compliance with applicable laws.
Preneed sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned, along with the receipt and recognition of any insurance benefits, are not reflected in our revenue until the service is performed or the merchandise is delivered. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheet, while our insurance funded contracts are not reflected on our Consolidated Balance Sheet. In most states, we are not permitted to withdraw principal or investment income from such trusts until the service is performed. Additionally, in most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity.
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7.
BUSINESS STRATEGY
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture operating framework linked with incentive compensation programs that attract top-quality industry talent to our organization. We also believe that Carriage provides a unique consolidation and operating framework that offers a highly attractive succession planning solution for owners who want their legacy family business to remain operationally prosperous in their local communities.
Our Mission Statement states that “we are committed to being the most professional, ethical and highest quality funeral and cemetery service organization in our industry” and our Guiding Principles state our core values, which are comprised of:
•Honesty, integrity and quality in all that we do;
•Hard work, pride of accomplishment and shared success through employee ownership;
•Belief in the power of people through individual initiative and teamwork;
•Outstanding service and profitability go hand-in-hand; and
•Growth of the Company is driven by decentralization and partnership.
Our five Guiding Principles collectively embody our Being The Best high-performance culture and operating framework. Our operations and business strategy are built upon the execution of the following three models:
•Standards Operating Model;
•4E Leadership Model; and
•Strategic Acquisition Model.
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

Important elements of our Standards Operating Model include:
•Balanced Operating Model – We believe a decentralized structure works best in the funeral and cemetery industry. Successful execution of our Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers of a successful operation organized around three primary areas - market share, high-value services and operating financial metrics.
•Incentives Aligned with Standards – Empowering local managers, who we call Managing Partners, to do the right things in their operations and local communities, and providing appropriate support with operating and financial practices, will enable long-term growth and sustainable profitability. Each Managing Partner participates in a variable bonus plan whereby he or she earns a percentage of his or her respective business’ earnings based upon the actual standards achieved as long as the performance exceeds our minimum standards.
•The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership as defined by our 4E Leadership Model, intelligent risk taking and entrepreneurial empowerment. A Managing Partner’s performance is judged according to achievement of the standards for that business.
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
Our belief in our Mission Statement and Guiding Principles and proper execution of the three models that define our strategy have given us a competitive advantage in every market where we compete. We believe that we can execute our three models without proportionate incremental investment in our consolidation platform infrastructure and without additional fixed regional and corporate overhead. This gives us a competitive advantage that is evidenced by the sustained earning power of our portfolio as defined by our EBITDA margin.
COMPETITION
The operating environment in the funeral and cemetery industry has been highly competitive. The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries with operations in the United States are Service Corporation International (“SCI”), StoneMor, Inc. (“StoneMor”), Park Lawn Corporation (“Park Lawn”) and Carriage. We believe these four companies collectively represent approximately 20% of funeral and cemetery revenue in the United States. Independent businesses, along with a few privately-owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 80% share of revenue.
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
State Trust Laws. We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions which we select. Under state trust laws, our wholly owned registered investment advisor is allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. Preneed funeral sales generally require deposits to a trust or purchase of a third-party insurance product. In most states, we are not permitted to withdraw principal or investment income from such trusts until the funeral service is performed. Some states, however, allow for the retention of a percentage (generally 10%) of the receipts to offset any administrative and selling expenses. Additionally, we are generally required under applicable state laws to deposit a specified amount (which varies from state to state, generally 50% to 100% of the selling price) into a merchandise and service trust fund for preneed cemetery merchandise and services sales.
Environmental. Our operations are also subject to certain federal, regional, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on current and past owners or operators of facilities where hazardous substance releases occurred and anyone who transported or disposed or arranged for the transportation or disposal of hazardous substances released into the environment from such sites. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and above ground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws as well as potential liabilities for damages to properties or persons. Failure to comply with environmental laws and regulations could result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting some or all of our activities in affected areas. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in compliance with existing environmental laws and regulations, we cannot assure that we will not incur substantial costs in the future.
Worker Health and Safety. We are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in compliance with all applicable laws and regulations relating to worker health and safety.
HUMAN CAPITAL
Our funeral homes and cemeteries are managed by entrepreneurially focused Managing Partners with extensive funeral and cemetery industry experience. They have responsibility for day-to-day operations and follow operating and financial metrics called “Standards” within our Standards Operating Model. Standards Achievement is the measure by which we judge the Managing Partner's performance and how we incentivize our Managing Partners and their teams. To achieve a high level within our Standards in a business year after year, we require local Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams. See Part I, Item 1, Business Strategy for additional details about our Standards Operating Model and 4E Leadership Model.
As of December 31, 2020, we and our subsidiaries employed 2,718 employees, of whom 1,126 were full-time and 1,592 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.
AVAILABLE INFORMATION
We file annual, quarterly and other reports, and any amendments to those reports, and information with the United States Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
Our website address is www.carriageservices.com. Available on our website under “Investors – SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
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
Key Employees and Compensation
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
Our Good To Great incentive program rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 1% (the “Minimum Growth Rate”) over a five year performance period (the “Performance Period”) with respect to our funeral homes that they operate, which aligns our incentives with long-term value creation. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares of our common stock, determined at our discretion. We believe this incentive program will result in improved field-level margins, market share and overall financial performance.
Strategic Business Execution and Performance
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
Divestitures could negatively impact our business and retained liabilities from businesses that we sell could adversely affect our financial results.
As part of our growth strategy, we periodically review our businesses which may no longer be aligned with our strategic business plan and long-term objectives and, as a result of these reviews of our businesses we may pursue additional divestitures. From time to time, we engage in discussions with third parties about potential divestitures of one or more of our businesses that, if fully consummated, could result in the divestiture of a material amount of assets and contribution to our results of operations that have historically contributed to our results of operations. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, when we decide to sell a business, we may be unable to do so on our terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. If we do not realize the expected benefits of any divestiture transaction, our financial condition, results of operations, and cash flows could be materially adversely affected. For more information related to our divestitures, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5.
Competitive Marketplace
The funeral and cemetery industry is competitive.
The funeral and cemetery industry is characterized by a large number of locally-owned, independent operations in the United States and a large number of operations owned by publicly and privately-held funeral home and cemetery consolidators. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, we must market ourselves in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent and publicly held funeral service and cemetery operators, monument dealers, casket retailers, low-cost providers, and other nontraditional providers of merchandise and services. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.
Marketing and sales activities by existing and new competitors could cause us to lose market share and lead to lower revenue and margins.
We face competition in all of our markets. Most of our competitors are independently owned, and some are relatively recent market entrants. Some of the recent entrants are individuals who were formerly employed by us or by our competitors and have relationships and name recognition within our markets. As a group, independent competitors tend to be aggressive in distinguishing themselves by their independent ownership, and they promote their independence through television, radio and print advertising, direct mailings and personal contact. Increasing pressures from new market entrants and continued advertising and marketing by competitors in local markets could cause us to lose market share and revenue. The types of services and the prices offered for such services by our competitors may attract customers, causing us to lose market share and revenue as well as to incur costs in response to competition to vary the types or mix of products or services offered by us.
Price competition could also reduce our market share or cause us to reduce prices to retain or recapture market share, either of which could reduce revenue and margins.
We have historically experienced price competition primarily from independent funeral home and cemetery operators, and from monument dealers, casket retailers, low-cost providers and other non-traditional providers of services or products. New market entrants tend to attempt to build market share by offering lower cost alternatives. In the past, this price competition has resulted in our losing market share in some markets. In other markets, we have had to reduce prices or offer discounts thereby reducing profit margins in order to retain or recapture market share. Increased price competition in the future could further reduce revenue, profits and our preneed backlog.
Change in Preneed Sales
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
As we have localized our preneed sales strategies, we are continuing to refine the mix of service and product offerings in both our funeral and cemetery segments, including changes in our sales commission and incentive structure. These changes could cause us to experience declines in preneed sales in the near term. In addition, economic conditions at the local or national level could cause declines in preneed sales either as a result of less discretionary income or lower consumer confidence. Declines in preneed cemetery property sales reduces current revenue, and declines in other preneed sales would reduce our backlog and future revenue and could reduce future market share.

Increased preneed sales could have a negative impact on our cash flows.
Preneed sales of funeral and cemetery products and services generally have an initial negative impact on our cash flows, as we are required in certain states to deposit a portion of the sales proceeds into trusts or escrow accounts and often incur other expenses at the time of sale. Furthermore, many preneed purchases are paid for in installments over a period of several years, further limiting our cash flows at the time of sale. Because preneed sales generally provide positive cash flows over the long term, we market the sale of such contracts at the local level. If our efforts to increase such sales are successful, however, our current cash flows could be materially and adversely affected, in the near term.
Trust Fund and Life Insurance Contracts
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2018, 2019 and 2020:

	2018	2019	2020
Preneed funeral trust funds	(6.5)%	21.2%	13.5%
Preneed cemetery trust funds	(8.4)%	26.0%	15.5%
Perpetual care trust funds	(8.0)%	25.2%	16.8%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant, recurring and sustained declines in subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations or other sources of cash, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7.
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services at maturity, we would record a charge to earnings for the expected losses on the delivery of the associated contracts. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Estimates.
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
Tax Changes
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
New or revised tax regulations could have a material effect on our financial statements
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, amended, or applied in a manner that has a material effect on us, which could materially impact our business and financial condition. For example, on March 27, 2020, the CARES Act was enacted in response to the macroeconomic environment conditions posed by COVID-19. The CARES Act is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. Based on available guidance, we anticipate that the legislative changes will have a positive impact on our earnings and cash flow. As the enacted legislation includes provisions that would expire after certain periods of time, the fact that our business has the potential to change its operating situation, and the existence of potential changes by state tax authorities related to conformity with federal tax regulations, the possibility exists that the future benefit of the legislation could change. In addition, it is uncertain if, and to what extent, various states will conform to the CARES Act, or any newly enacted or revised federal tax legislation. Under the CARES Act, the primary areas that should be considered for future earnings and cash impact are the changes to the interest expense limitation threshold and the technical correction to the Tax Cuts and Jobs Act regarding the qualified improvement property now being eligible for full expensing. For more information related to the CARES Act, see Part II, Item 8, Financial Statements and Supplementary Data, Note 1.
Litigation and Claims
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

RISKS RELATED TO THE FUNERAL AND CEMETERY INDUSTRY
Changes in Death Rates and Consumer Preferences
Declines in the number of deaths in our markets can cause a decrease in revenue. Changes in the number of deaths are not predictable from market to market or over the short term.
Declines in the number of deaths could cause atneed sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenue. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. For example, we have seen the COVID-19 pandemic affect the death rate, with a result of increased deaths. These variations may cause our revenue to fluctuate and our results of operations to lack predictability.
The increasing number of cremations in the United States could cause revenue to decline because we could lose market share to firms specializing in cremations and because our average revenue for cremations is lower than that for traditional burials.
Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased every year and this trend is expected to continue into the future. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenue to firms specializing in cremations. Additionally, our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
If we are not able to respond effectively to changing consumer preferences, our market share, revenue and profitability could decrease.
Future market share, revenue and profits will depend in part on our ability to anticipate, identify and respond to changing consumer preferences. In past years, we have implemented new product and service strategies based on results of customer surveys that we conduct on a continuous basis. However, we may not correctly anticipate or identify trends in consumer preferences, or we may identify them later than our competitors. In addition, any strategies we may implement to address these trends may prove incorrect or ineffective.
Because the funeral and cemetery businesses are high fixed-cost businesses, changes in revenue can have a disproportionately large effect on cash flow and profits.
Funeral home and cemetery businesses incur the costs of operating and maintaining facilities, land and equipment regardless of the level of sales in any given period. For example, we must pay salaries, utilities, property taxes and maintenance costs on funeral homes and maintain the grounds of cemeteries regardless of the number of funeral services or interments performed. Because we cannot decrease these costs significantly or rapidly when we experience declines in sales, those declines can cause margins, profits and cash flow to decrease at a greater rate than the decline in revenue.
Regulatory Changes
Changes or increases in, or failure to comply with, regulations applicable to our business could increase costs or decrease cash flows.
The funeral and cemetery industry is subject to extensive and evolving regulation and licensing requirements under federal, state and local laws. For example, the funeral industry is regulated by the FTC, which requires funeral homes to take actions designed to protect consumers. State laws impose licensing requirements and regulate preneed sales. As such, we are subject to state trust fund and preneed sales practice audits, which could result in audit adjustments as a result of non-compliance. In addition, we may assume the liability for any audit adjustments for our acquired businesses for periods under audit that were prior to our ownership of the business depending upon the obligations outlined in the agreement. These audit adjustments could have a material adverse impact on our financial condition, results of operations and cash flows.
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
Our cemetery and funeral home operations are subject to certain federal, regional, state and local laws and regulations governing worker health and safety aspects of the operations, the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may restrict or impact our business in many ways, including requiring the acquisition of a permit before conducting regulated activities, restricting the types, quantities and concentration of substances that can be released into the environment, applying specific health and safety criteria addressing worker protection, and imposing substantial liabilities for any pollution resulting from our operations. We may be required to make significant capital and operating expenditures to comply with these laws and regulations and any failure to comply may result in the assessment of sanctions, including administrative, civil and criminal penalties, imposition of investigatory, remedial or corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting our activities. Failure to appropriately transport and dispose of generated wastes, used chemicals or other regulated substances, or any spills or other unauthorized releases of regulated substances in the course of our operations could expose us to material losses, expenditures and liabilities under applicable environmental laws and regulations, and result in neighboring landowners and other third parties filing claims for personal injury, property damage and natural resource damage allegedly caused by such non-compliant activities or spills or releases. Certain of these laws may impose strict, joint and several liabilities upon us for the remediation of contaminated property resulting from our or a predecessor owner's or operator's operations. We may not be able to recover some or any of these costs from insurance or contractual indemnifications. Moreover, changes in environmental laws, regulations and enforcement policies occur frequently, and any changes that result in more stringent or costly emissions control or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our results of operations, competitive position or financial condition.
RISKS RELATED TO OUR CREDIT FACILITY AND FINANCIAL ACTIVITIES
Credit Facility and Debt Obligations
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
Our indebtedness requires significant interest and principal payments. As of December 31, 2020, we had $455.3 million of total debt (excluding debt issuance costs, debt discounts, debt premium and lease obligations), consisting of $5.5 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses we purchased), $2.6 million of our Convertible Notes, $400.0 million of our Senior Notes and $47.2 million of outstanding borrowings under our Credit Facility, with $140.7 million of availability under our Credit Facility after giving effect to $2.1 million of outstanding letters of credit.
Our and our subsidiaries’ level of indebtedness could have important consequences to us, including:
•continuing to require us and certain of our subsidiaries to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the funds available for operations and any future business opportunities;
•limiting flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;
•placing us at a competitive disadvantage compared to our competitors that have less indebtedness;
•increasing our vulnerability to adverse general economic or industry conditions;
•making us and our subsidiaries more vulnerable to increases in interest rates, as borrowings under our Credit Facility are at variable rates; and
•limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements and increasing our cost of borrowing.
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

GENERAL RISKS
Economic Conditions
Unfavorable economic conditions, including those resulting from health and safety concerns, could adversely affect our business, financial condition or results of operations.
Our business and operational results could be adversely affected by general conditions in the U.S. economy, including conditions that are outside of our control, such as the impact of health and safety concerns from the COVID-19 pandemic. The initial U.S. and global economic and financial conditions related to COVID-19 resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, and the related adverse economic and health consequences could result in a variety of risks to our business, financial condition or results from operations, including weakened demand from our client families, decreased preneed sales, increased preneed installment contract defaults, increased cremation rates, reduced access to capital and credit markets or delays in obtaining client family payments. A weak or declining economy could also strain our supply partners. Additionally, our business relies heavily on our employees, including key employees due to the localized and personal nature of our business, and adverse events such as health-related concerns, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of pandemic diseases such as COVID-19, we may lose the services of a number of our key employees or experience system interruptions, which could lead to impacts to our regular business operations, inefficiencies and reputational harm. Due to the uncertainty around the ultimate impact of COVID-19 to our business and operations, the impact on our business and operational results cannot be reasonably estimated at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current COVID-19 pandemic and financial market conditions could adversely impact our business.
Economic, financial and stock market fluctuations could affect future potential earnings and cash flows and could result in future goodwill, intangible assets and long-lived asset impairments.
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill. As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020 and we recorded an impairment for goodwill of $13.6 million during the quarter ended March 31, 2020, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value. We also performed a quantitative assessment of our tradenames at March 31, 2020 and we recorded an impairment for certain of our tradenames of $1.1 million during the quarter ended March 31, 2020 as the carrying amount of these tradenames exceeded the fair value. In connection with the goodwill impairment recorded for the Eastern Region Reporting Unit during the quarter ended March 31, 2020, we also evaluated the long-lived assets and leases of our funeral homes in the Eastern Region Reporting Unit and concluded that there was no impairment to our long-lived assets and leases. Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2020 and our annual review of long-lived assets and leases as of December 31, 2020, we concluded that there were no additional impairments of our goodwill, intangible assets or other long-lived assets and leases. Additionally, if current economic conditions weaken causing deterioration in our operating revenue, operating margins and cash flows, we may have a triggering event that could result in a material impairment of our goodwill, intangible assets and/or long-lived assets and leases.
Information Technology and Internal Controls
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents could harm our ability to operate our business effectively.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our employees, and our vendors. We maintain security measures and data backup systems to protect, store, and prevent unauthorized access to such information. Nevertheless, it is possible that computer hackers and others (through increasingly sophisticated cyberattacks or by other means) might circumvent our security measures in the future and obtain the personal information of customers, their loved ones, our employees or our vendors.
For example, in January 2021, we detected that our information technology system was affected by a ransomware attack. Upon learning of the incident, we undertook immediate steps to address the incident, including engaging information technology security and forensics experts and working diligently with these experts to assess the impact on our information technology systems, implement additional and enhanced security measures to help prevent a similar incident in the future, and to restore any of our information technology systems that were impacted by the incident. The restoration of any impacted systems is complete. We maintain insurance coverage for various cybersecurity risks, which covered the costs associated with the January 2021 ransomware attack, but it is possible that such insurance coverage may not fully insure all future costs or losses associated with other cybersecurity incidents. For additional information regarding the January 2021 ransomware incident, see Part II, Item 8, Financial Statements and Supplementary Data, Note 25.
While we determined, based on our assessment of the information known to us, that the January 2021 ransomware incident did not have, nor do we expect it will have, a material impact on our business, operations or financial results, if we fail to protect our own information from any future breaches in data security, we could experience significant costs and expenses as well as damage to our reputation. Additionally, as the sophistication and frequency of attacks increase, our information technology security costs, including cybersecurity insurance, which are significant, may rise.
Additionally, legislation relating to cyber security threats could impose additional requirements on our operations. Various state governments, notably California, New York and Nevada, have enacted or enhanced data privacy regulations, and other state governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as risks become increasingly complex or if new or changing requirements are enacted, and based on how individuals exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which will increase data privacy requirements for our business when its provisions take effect in 2023. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
At December 31, 2020, we operated 178 funeral homes in 26 states and 32 cemeteries in 12 states. We own the real estate and buildings for 157 of our funeral homes and lease 21 facilities. We own 31 cemeteries and operate one cemetery under a long-term contract with a municipality, which we refer to as a managed property. We operate 19 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 32 cemeteries that we operate have developed cemetery property of approximately 152,000 and 155,000 units available-for-sale at December 31, 2019 and 2020, respectively. In addition, we own approximately 500 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.
The following table sets forth certain information as of December 31, 2020, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	23	5	5	—
Connecticut	7	2	—	—
Florida	10	5	5	—
Georgia	3	—	—	—
Idaho	4	1	3	—
Illinois	2	—	1	—
Kansas	2	—	—	—
Kentucky	7	1	1	—
Louisiana	3	1	1	—
Massachusetts	12	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	4	1	—	—
New Mexico	1	—	—	—
New York	10	1	—	—
North Carolina	7	1	1	—
Ohio	5	—	—	—
Oklahoma	6	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	24	1	8	—
Virginia	8	1	1	—
Washington	2	—	—	—
Wisconsin	1	—	—	—
Total	157	21	31	1

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to fifteen years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.
Our support center occupies approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2020, we owned and operated 788 vehicles.

The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Years Ended December 31,
	2018	2019	2020
Funeral homes at beginning of period	178	182	186
Acquisitions	4	9	1
Divestitures	—	(4)	(8)
Mergers of funeral homes	—	(1)	(1)
Funeral homes at end of period	182	186	178

Cemeteries at beginning of period	32	29	31
Acquisitions	—	2	1
Divestitures	(3)	—	—
Cemeteries at end of period	29	31	32

ITEM 3.    LEGAL PROCEEDINGS.
For more information regarding legal proceedings see Part II, Item 8, Financial Statements and Supplementary Data, Note 16.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” As of February 26, 2021, there were 17,994,717 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 320 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,300 beneficial owners of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2020, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported in a Form 8-K or Form 10-Q.
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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER
During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. On July 31, 2019, our Board approved an additional $25.0 million under our share repurchase program in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
During the year ended December 31, 2020, we did not repurchase any common shares. At December 31, 2020, we had approximately $25.6 million available for repurchase under our share repurchase program.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2020 - October 31, 2020	—	$—	—	$25,601,446
November 1, 2020 - November 30, 2020	—	$—	—	$25,601,446
December 1, 2020 - December 31, 2020	—	$—	—	$25,601,446
Total for quarter ended December 31, 2020	—		—

(1)	See the first paragraph under the caption “Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

PERFORMANCE
The following graph compares the cumulative 5-year total shareholder return on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a peer group selected by the Company comprising SCI and StoneMor (the “Peer Group”). The returns of each member of the Peer Group are weighted according to their respective stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the peer group was $100 on the last trading day of December 2015, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the Peer Group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Carriage, the Russell 3000 Index and the Peer Group

	12/15	12/16	12/17	12/18	12/19	12/20
Carriage Services, Inc.	$100.00	$119.60	$108.32	$66.18	$110.86	$137.73
Russell 3000	100.00	112.72	136.53	129.37	169.48	204.86
Peer Group	100.00	107.22	144.69	161.61	188.39	199.24

(1)	Fiscal year ending December 31. $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends. Peer Group above includes SCI and StoneMor. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    SELECTED FINANCIAL DATA.
Omitted pursuant to amendments to Item 301 of Regulations S-K effective February 10, 2021.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: funeral home operations, which accounts for approximately 75% of our revenue, and cemetery operations, which accounts for approximately 25% of our revenue. Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
At December 31, 2020, we operated 178 funeral homes in 26 states and 32 cemeteries in 12 states within the United States. For additional discussion about our overall business strategy, see Part I, Item 1, Business – Business Strategy.
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
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. Please read Part I, Item 1A, Risk Factors.
For 2021, our plan is to remain focused on integrating our newly acquired businesses and to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes, payment of dividends and debt obligations and the redemption of our Convertible Notes due March 2021. However, if we were to refinance our Senior Notes when they become callable, it may provide us the ability, from a capital allocation perspective, to potentially resume strategic acquisitions, internal growth capital expenditures, share repurchases, dividend increases and further debt repayments. We also expect continued divestiture activity for the next 6-12 months, which could yield approximately $10-11 million of cash from the proceeds of the sale. From time to time we may also use available cash resources (including borrowings under our Credit

Facility) to repurchase shares of our common stock, subject to satisfying certain financial covenants in our Credit Facility. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months.
Cash Flows
We began 2020 with $0.7 million in cash and ended the year with $0.9 million in cash. At December 31, 2020, we had borrowings of $47.2 million outstanding on our Credit Facility compared to $83.8 million as of December 31, 2019 and $27.1 million as of December 31, 2018.
The following table sets forth the elements of cash flow (in thousands):

	Years Ended December 31,
	2018	2019	2020
Cash at beginning of year	$952	$644	$716

Net cash provided by operating activities	48,994	43,216	82,915

Acquisitions	(37,970)	(140,907)	(28,011)
Deposit on pending acquisition	—	(5,000)	—
Proceeds from insurance reimbursements	—	1,433	248
Proceeds from divestiture and sale of other assets	—	967	8,541
Capital expenditures	(13,526)	(15,379)	(15,198)
Net cash used in investing activities	(51,496)	(158,886)	(34,420)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	(194,340)	54,413	(38,345)
Payment of debt issuance costs related to long-term debt	(1,751)	(891)	—
Repurchase of Convertible Notes	(98,266)	(27)	(4,563)
Payment of transaction costs related to the repurchase of Convertible Notes	(885)	—	(12)
Proceeds from the issuance of the Senior Notes	320,125	76,688	—
Payment of debt issuance costs related to the Senior Notes	(1,367)	(980)	(66)
Dividends paid on common stock	(5,513)	(5,398)	(6,048)
Net proceeds from employee equity plans	595	1,251	881
Purchase of treasury stock	(16,266)	(9,152)	—
Other financing costs	(138)	(162)	(169)
Net cash provided by (used in) financing activities	2,194	115,742	(48,322)

Cash at end of year	$644	$716	$889
Operating Activities
For the year ended December 31, 2020, cash provided by operating activities was $82.9 million compared to $43.2 million for the year ended December 31, 2019 and $49.0 million for the year ended December 31, 2018. The increase of $39.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 is a reflection of the resilient cash generating ability of our portfolio of high-quality funeral home and cemetery operations. Our operating income (excluding the non-cash impact of the divestitures and impairment charges) increased $26.4 million in addition to other favorable working capital changes.
The decrease of $5.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to approximately $5.0 million in more cash interest paid in 2019 compared to 2018, as well as additional unfavorable working capital changes.

Investing Activities
Our investing activities resulted in a net cash outflow of $34.4 million for the year ended December 31, 2020 compared to $158.9 million for the year ended December 31, 2019 and $51.5 million for the year ended December 31, 2018.
Acquisition and Divestiture Activity
During the year ended December 31, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid at closing in 2020. In addition, we sold eight funeral homes for $8.4 million and we sold real property for $0.1 million.
During the year ended December 31, 2019, we acquired, in three separate transactions, two funeral home and cemetery combination businesses, seven funeral home businesses and three ancillary service businesses for an aggregate purchase price of $140.9 million. In addition, we also paid a $5.0 million deposit for a funeral home and cemetery combination business that we acquired in January 2020. In addition, we sold a funeral home business for $0.9 million and we sold real property for $0.1 million related to a funeral home we merged with another business in an existing market.
During the year ended December 31, 2018, we acquired four funeral home businesses for an aggregate purchase price of $38.0 million.
Capital Expenditures
For the year ended December 31, 2020, our capital expenditures (comprising of growth and maintenance spend) totaled $15.2 million compared to $15.4 million for the year ended December 31, 2019, and $13.5 million for the year ended December 31, 2018.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Years Ended December 31,
	2018	2019	2020
Growth
Cemetery development	$3,149	$4,111	$4,705
Construction for new funeral facilities	11	—	—
Live streaming equipment	—	42	636
Renovations at certain businesses(1)	1,100	2,236	953
Other	—	195	142
Total Growth	$4,260	$6,584	$6,436

(1)	During the year ended December 31, 2019, we spent $1.6 million for renovations on four businesses that were affected by Hurricane Michael, of which $1.4 million was reimbursed by our property insurance policy.

	Years Ended December 31,
	2018	2019	2020
Maintenance
Facility repairs and improvements	$2,591	$1,820	$2,053
General equipment and furniture	2,247	3,032	2,892
Vehicles	2,556	1,950	1,493
Paving roads and parking lots	674	795	731
Information technology infrastructure improvements	1,172	977	949
Other	26	221	644
Total Maintenance	$9,266	$8,795	$8,762
Financing Activities
Our financing activities resulted in a net cash outflow of $48.3 million for the year ended December 31, 2020 compared to net cash inflow of $115.7 million for the year ended December 31, 2019 and net cash inflow of $2.2 million for the year ended December 31, 2018.
For the year ended December 31, 2020, we had net payments on our Credit Facility, acquisition debt and finance leases of $38.3 million. In addition, we paid $6.0 million in dividends and $4.6 million for the repurchase of a portion of our Convertibles Notes.

For the year ended December 31, 2019, we had net proceeds related to the issuance of our Additional Senior Notes of $75.7 million and net borrowing on our long-term debt obligations of $53.5 million. In addition, we purchased treasury stock for $9.2 million and paid $5.4 million in dividends on our common stock.
For the year ended December 31, 2018, we had net proceeds related to the issuance of our Initial Senior Notes of $318.8 million, offset by net payments on our long-term debt obligations of $196.1 million and payments of $99.2 million in connection with our exchange of a portion of our Convertible Notes. In addition, we purchased treasury stock for $16.3 million and paid $5.5 million in dividends on our common stock.
Dividends
On May 19, 2020, the Board approved an increase of $0.05 per share to our annual dividend beginning with the dividend declaration in the third quarter. On October 27, 2020, the Board approved an additional increase of $0.0125 per share for a total annual dividend of $0.40 per share beginning with the dividend declaration in the fourth quarter.
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569
December 1st	$0.1000	$1,797

2019	Per Share	Dollar Value
March 1st	$0.0750	$1,360
June 1st	$0.0750	$1,365
September 1st	$0.0750	$1,336
December 1st	$0.0750	$1,337

2018	Per Share	Dollar Value
March 1st	$0.0750	$1,207
June 1st	$0.0750	$1,433
September 1st	$0.0750	$1,436
December 1st	$0.0750	$1,430
Share Repurchases
During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. On July 31, 2019, our Board approved an additional $25.0 million under our share repurchase program in accordance with Rule 10b-18 of the Exchange Act. During the year ended December 31, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
During the year ended December 31, 2020, we did not repurchase any common shares. At December 31, 2020, we had approximately $25.6 million available for repurchase under our share repurchase program.
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our long-term debt and lease obligations is as follows (in thousands):

	December 31, 2019	December 31, 2020
Credit Facility	$83,800	$47,200
Finance leases	6,144	5,854
Operating leases	23,087	22,384
Acquisition debt	6,964	5,509
Total	$119,995	$80,947

Credit Facility
On December 19, 2019, we entered into a third amendment and commitment increase to our $150.0 million senior secured revolving credit facility (“Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) to increase our commitment to $190.0 million and incurred $0.9 million in transactions costs, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
At December 31, 2020, our Credit Facility was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
The Company’s obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Part II, Item 8, Financial Statements and Supplementary Data, Note 14) and certain of the Company’s Credit Facility Guarantors.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries and party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. At December 31, 2020, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
On May 18 2020, we received a limited waiver under our Credit Facility for the failure to comply with the Total Leverage Ratio covenant for the fiscal quarter ended March 31, 2020. In connection with the waiver, we also entered into a fourth amendment to the Credit Facility which increased the interest rate margin applicable to borrowings by up to 0.625% at each pricing level based on the Total Leverage Ratio. We did not incur any transaction costs related to the limited waiver and fourth amendment to the Credit Facility.
On August 7, 2020, we obtained a limited consent from the lenders under our Credit Facility in connection with our privately-negotiated repurchases of our Convertible Notes (as defined in Part II, Item 8, Financial Statements and Supplementary Data, Note 13). See Part II, Item 8, Financial Statements and Supplementary Data, Note 13 for a discussion of our privately-negotiated repurchases.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility at December 31, 2020.
At December 31, 2020, we had outstanding borrowings under the Credit Facility of $47.2 million. We had one letter of credit for $2.0 million issued on November 30, 2019 and outstanding under the Credit Facility, which was increased to $2.1 million on September 29, 2020. The letter of credit bears interest at 3.125% and will expire on November 26, 2021. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At December 31, 2020, the prime rate margin was equivalent to 1.5% and the LIBOR rate margin was 2.5%. The weighted average interest rate on our Credit Facility for the years ended December 31, 2019 and 2020 was 2.9% and 3.8%, respectively.
We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility.

Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years Ended December 31,
	2018	2019	2020
Credit Facility interest expense	$4,351	$1,601	$3,738
Credit Facility amortization of debt issuance costs	234	229	482
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
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Years Ended December 31,
	2019	2020
Operating lease cost	$3,722	$3,795
Short-term lease cost	277	224

Finance lease cost:
Depreciation of leased assets	$498	$439
Interest on lease liabilities	520	496
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years Ended December 31,
	2018	2019	2020
Acquisition debt imputed interest expense	$791	$622	$489
Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”). The Convertible Notes are due on March 15, 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our exchange of approximately $115.0 million in aggregate principal amount of Convertible Notes in a privately-negotiated exchange agreement with a limited number of convertible noteholders. On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes. On April 4, 2019, we completed a privately-negotiated repurchase of $25,000 in aggregate principal amount of Convertible Notes then outstanding for $27,163.
On September 9, 2020, we completed privately-negotiated repurchases of $3.8 million in aggregate principal amount of our Convertible Notes for $4.6 million in cash (which included accrued interest of $0.1 million) and recorded $0.8 million for the reacquisition of the equity component. The September 2020 repurchases represented approximately 60% of the aggregate principal amount of Convertible Notes then outstanding. Following the settlement of the September 2020 repurchases, the aggregate principal amount of the Convertible Notes was reduced to approximately $2.6 million.
The fair value of the Convertible Notes, which are Level 2 measurements, was $3.7 million at December 31, 2020.
At December 31, 2020, the adjusted conversion rate of the Convertible Notes is 45.9712 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $21.75 per share of common stock.

The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years Ended December 31,
	2018	2019	2020
Convertible Notes interest expense	$1,878	$174	$149
Convertible Notes accretion of debt discount	2,192	241	216
Convertible Notes amortization of debt issuance costs	245	24	20
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately two months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both years ended December 31, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for the years ended December 31, 2019 and 2020 was 3.2% and 3.1%, respectively.
Senior Notes due 2026
On May 31, 2018, we issued $325.0 million in aggregate principal amount of our 6.625% senior notes due 2026 (the “Initial Senior Notes”) and related guarantees in a private offering under Rule 144A and Regulations S under the Securities Act. The Initial Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
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
We received proceeds of $76.9 million from the issuance of Additional Senior Notes, net of a debt premium of $1.7 million (plus accrued interest of $0.2 million). We incurred $1.0 million in debt issuance costs related to the Additional Senior Notes. The Senior Notes are treated as a single class of securities under the Indenture, and the Additional Senior Notes have identical terms to the Initial Senior Notes, except with respect to the date of issuance, the issue price, the initial interest accrual date and the initial interest payment date.
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

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years Ended December 31,
	2018	2019	2020
Senior Notes interest expense	$12,620	$21,711	$26,500
Senior Notes amortization of debt discount	273	493	528
Senior Notes amortization of debt premium	—	—	221
Senior Notes amortization of debt issuance costs	77	139	280
The fair value of the Senior Notes, which are Level 2 measurements, was $427.9 million at December 31, 2020.
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 65 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Initial Senior Notes (issued in May 2018) was 6.87% and 6.69%, respectively, for the year ended December 31, 2020. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the Additional Senior Notes (issued in December 2019) was 6.20% and 6.90%, respectively, for year ended December 31, 2020.
CONTRACTUAL OBLIGATIONS
The following table summarizes the known future payments required for the debt on our Consolidated Balance Sheet as of December 31, 2020. Where appropriate we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements where additional information is available.

		Payments Due By Period (in thousands)
	Financial Note Reference	Total	2021	2022	2023	2024	2025	After 5 Years
Credit Facility and acquisition debt obligations	12	$52,709	$1,027	$503	$47,741	$527	$566	$2,345
Interest obligation on Credit Facility and acquisition debt (a)	12	6,154	1,911	1,874	931	245	207	986
Convertible Notes (b)	13	2,559	2,559	—	—	—	—	—
Interest on Convertible Notes	13	15	15	—	—	—	—	—
Senior Notes (c)	14	400,000	—	—	—	—	—	400,000
Interest on Senior Notes	14	143,542	26,500	26,500	26,500	26,500	26,500	11,042
Finance lease obligations, including interest	15	9,638	836	860	860	791	736	5,555
Operating lease obligations, including interest	15	33,153	3,794	3,422	3,301	3,292	3,156	16,188
Total contractual obligations		$647,770	$36,642	$33,159	$79,333	$31,355	$31,165	$436,116

(a)	Based on interest rates in effect at December 31, 2020.
(b)	Matures March 15, 2021.
(c)	Matures June 1, 2026.

OFF-BALANCE SHEET ARRANGEMENTS
The following table summarizes our off-balance sheet arrangements as of December 31, 2020. Where appropriate, we have indicated the footnote in Part II, Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements where additional information is available. We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to five years and provide for bi-weekly or monthly payments. We have employment agreements with our executive officers and certain senior leadership. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired.

		Payments Due By Period (in thousands)
	Financial Note Reference	Total	2021	2022	2023	2024	2025	After 5 Years
Non-compete agreements	16	$6,296	$2,103	$1,569	$1,063	$691	$431	$439
Consulting agreements	16	1,847	879	537	266	114	51	—
Employment agreements (a)	16	12,078	3,729	3,456	1,181	900	900	1,912
Total contractual cash obligations		$20,221	$6,711	$5,562	$2,510	$1,705	$1,382	$2,351

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16 for additional information regarding Mr. Payne's employment agreement.
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
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Years Ended December 31,
	2018	2019	2020
Revenue	$267,992	$274,107	$329,448
Funeral contracts	36,816	38,940	47,190
Average revenue per funeral contract	$5,674	$5,499	$5,145
Preneed interment rights (property) sold	7,063	7,205	9,503
Average price per interment right sold	$3,472	$3,653	$4,033
Gross profit	$75,947	$79,585	$105,923
Net income	$11,645	$14,533	$16,090
Revenue in 2020 increased $55.3 million compared to 2019, as we experienced a 21.2% increase in total funeral contracts primarily due to the funeral home acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as increases from broad market share gains and increases in the number of deaths related to the COVID-19 pandemic. Volume growth was offset by a decrease in the average revenue per funeral contract of 6.4% primarily due to the decrease in services performed as restrictions mandated by state and local governments were placed on social gatherings. In addition, we experienced an increase of 31.9% in the number of preneed interment rights (property) sold primarily due to the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as an increase of 10.4% in the average price per interment right sold.
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
Gross profit in 2020 increased $26.3 million compared to 2019, primarily due to the increase in revenue from both our funeral home and cemetery segments due to the acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well disciplined expense and cost management by leaders at each business.

Gross profit in 2019 increased $3.6 million compared to 2018, primarily due to an increase in revenue from our funeral home segment due to the acquisitions made in the fourth quarter of 2019 and the second half of 2018. Further discussion of the components of Gross profit for our funeral home and cemetery segments, is presented herein under “Results of Operations.”
Net income in 2020 increased $1.6 million compared to 2019 primarily due to the increase in gross profit, offset by the $16.6 million increase in charges related to the net loss on divestitures and impairments and $7.0 million increase in interest expense related to our Senior Notes and Credit Facility.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2020, dated February 17, 2021 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net income (a GAAP measure) to Adjusted net income (a non-GAAP measure) (in thousands):

	Years Ended December 31,
	2018	2019	2020
Net income	$11,645	$14,533	$16,090
Special items, net of tax except for items noted by(1)
Acquisition and divestiture expenses	—	1,646	(9)
Severance and separation costs	1,134	951	445
Performance awards cancellation and exchange	2,594	—	224
Accretion of discount on Convertible Notes(1)	2,192	241	216
Net loss on early extinguishment of debt	397	—	—
Net loss on divestitures and other costs(2)	439	3,331	4,562
Net impact of impairment of goodwill and other intangibles(2)	805	761	9,932
Litigation reserve	790	592	213
Tax expense related to divested business(1)	—	911	—
Gain on insurance reimbursements	—	(699)	—
Natural disaster and pandemic costs	345	—	1,286
Other special items	—	265	324
Tax adjustment related to certain discrete items(1)	1,225	—	400
Adjusted net income(3)	$21,566	$22,532	$33,683

(1)	Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special items are taxed at the federal statutory rate of 21.0% for the years ended December 31, 2018, 2019 and 2020, except for the Accretion of the discount on the Convertible Notes and the Tax adjustment related to certain discrete items and the Tax expense related to divested business, as these are non-tax deductible items and the Net impact of impairment of goodwill and other intangibles and the Net loss on divestitures and other costs (described below).
(2)	The Net loss on divestitures and other costs and the Net impact of impairment of goodwill and other intangibles special items are net of the federal statutory rate of 21.0% in 2018 and 2019 and are net of the operating tax rate of 32.4% in 2020.
(3)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) (in thousands):

	Years Ended December 31,
	2018	2019	2020
Gross profit	$75,947	$79,585	$105,923

Cemetery property amortization	3,602	3,985	4,956
Field depreciation expense	12,015	12,370	13,006
Regional and unallocated funeral and cemetery costs	12,749	13,827	18,057
Operating profit(1)	$104,313	$109,767	$141,942

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment (in thousands):

	Years Ended December 31,
	2018	2019	2020
Funeral Home	$82,154	$85,737	$104,998
Cemetery	22,159	24,030	36,944
Operating profit	$104,313	$109,767	$141,942

Operating profit margin(1)	38.9%	40.0%	43.1%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
YEAR ENDED DECEMBER 31, 2020 COMPARED TO YEAR ENDED DECEMBER 31, 2019
Results of Operations
The following is a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.
The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2016 and owned and operated for the entirety of each period being presented, excluding certain funeral homes and cemeteries that we intend to divest in the near future.
The term “acquired” refers to funeral homes and cemeteries purchased after December 31, 2015, excluding any funeral homes and cemeteries that we intend to divest in the near future. This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” refers to the eight funeral homes we sold in 2020 and three funeral homes whose building leases expired, one funeral home we sold and a funeral home we merged with a funeral home in an existing market in 2019. “Planned divested” refers to funeral homes and cemeteries that we intend to divest in the near future.
“Ancillary” represents our flower shop, pet cremation business and online cremation business.
Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Years Ended December 31,
	2019	2020
Revenue:
Same store operating revenue	$168,884	$179,779
Acquired operating revenue	27,547	46,897
Divested/planned divested revenue	11,263	8,705
Ancillary funeral services revenue	748	4,661
Preneed funeral insurance commissions	1,475	1,349
Preneed funeral trust and insurance	6,951	7,747
Total	$216,868	$249,138

Operating profit:
Same store operating profit	$65,109	$74,817
Acquired operating profit	10,579	18,617
Divested/planned divested operating profit	2,342	2,192
Ancillary funeral services operating profit	298	1,186
Preneed funeral insurance commissions	631	565
Preneed funeral trust and insurance	6,778	7,621
Total	$85,737	$104,998
The following measures reflect the significant metrics over this comparative period:

	Years Ended December 31,
	2019	2020
Same store:
Contract volume	31,729	35,815
Average revenue per contract, excluding preneed funeral trust earnings	$5,323	$5,020
Average revenue per contract, including preneed funeral trust earnings	$5,511	$5,207
Burial rate	38.1%	36.3%
Cremation rate	54.1%	56.7%

Acquired:
Contract volume	4,559	9,109
Average revenue per contract, excluding preneed funeral trust earnings	$6,042	$5,148
Average revenue per contract, including preneed funeral trust earnings	$6,144	$5,226
Burial rate	45.4%	40.5%
Cremation rate	47.9%	54.3%
Funeral home same store operating revenue for the year ended December 31, 2020 increased $10.9 million, compared to the year ended December 31, 2019. The increase in operating revenue is due to a 12.9% same store contract volume increase which is due to broad market share gains and increased deaths related to the COVID-19 pandemic. This increase was offset by a 5.7% decrease in average revenue per contract, excluding preneed interest, due to a 180 basis point decrease in the burial rate along with a decrease of both burial and cremation contracts with services.
Beginning in the latter half of March 2020, we saw a decrease in services performed due to the restrictions placed on gatherings mandated by state and local governments as the COVID-19 pandemic became more prominent and individuals began to practice social distancing to comply with applicable shelter in place and related orders. Although social distancing restrictions were gradually eased in certain jurisdictions during the latter half of 2020, these restrictions contributed to the overall decrease in the average revenue per contract in the current year. Our Managing Partners continued to show innovation by creating high value, uniquely customized personal services and sales amid challenging restrictions in local environments.
Same store operating profit for the year ended December 31, 2020 increased $9.7 million when compared to the year ended December 31, 2019 and the comparable operating profit margin increased 300 basis points to 41.6%. The increase in operating margin is primarily due to the increase in same store operating revenue along with disciplined expense and cost management by leaders at each business. Although same store operating expenses increased $1.2 million primarily due to an increase of $1.0 million in group health care costs related to higher claims experience during the current year, we experienced decreases in the majority of our other operating costs as a percentage of operating revenue for the year ended December 31, 2020 compared to the same period in 2019.
Funeral home acquired operating revenue for the year ended December 31, 2020 increased $19.4 million, as our funeral home acquired portfolio for the year ended December 31, 2020 included nine funeral home businesses added in the fourth quarter of 2019 and one business added in the first quarter of 2020 not fully present in the year ended December 31, 2019.
Acquired operating profit for the year ended December 31, 2020 increased $8.0 million when compared to the year ended December 31, 2019 and the comparable operating profit margin increased 130 basis points to 39.7%. The increase is primarily due to the increase in acquired operating revenue along with disciplined expense and cost management by leaders at each business.
Ancillary funeral services revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business and online cremation business, which were acquired in the fourth quarter of 2019. Operating profit from our ancillary funeral service businesses for the year ended December 31, 2020, increased $0.9 million when compared to the year ended December 31, 2019, with an operating profit margin of 25.4%.
Preneed funeral insurance commissions and preneed funeral trust and insurance, also recorded in Other revenue, on a combined basis, increased $0.7 million or 8.0% for the year ended December 31, 2020 compared to the same period in 2019. The increase is primarily due to an 11.5% increase in preneed contracts maturing to atneed during the year ended December 31, 2020 compared to the same period in 2019, which triggers the recognition of trust earnings on the matured contracts. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.8 million or 10.5% for the same comparative period in 2019, primarily due to the increase in revenue and reduction of preneed trust and insurance expenses.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Years Ended December 31,
	2019	2020
Revenue:
Same store operating revenue	$49,218	$51,694
Acquired operating revenue	295	17,583
Planned divested revenue	313	394
Preneed cemetery trust earnings	5,960	9,722
Preneed cemetery finance charges	1,453	917
Total	$57,239	$80,310

Operating profit:
Same store operating profit	$17,118	$19,469
Acquired operating profit	73	7,128
Planned divested operating profit	13	129
Preneed cemetery trust operating profit	5,373	9,301
Preneed cemetery finance charges	1,453	917
Total	$24,030	$36,944

The following measures reflect the significant metrics over this comparative period:

	Years Ended December 31,
	2019	2020
Same store:
Preneed revenue as a percentage of operating revenue	61%	61%
Preneed revenue (in thousands)	$30,170	$31,393
Number of preneed interment rights sold	7,130	7,096
Atneed revenue (in thousands)	$19,048	$20,302

Acquired:
Preneed revenue as a percentage of operating revenue	65%	66%
Preneed revenue (in thousands)	$192	$11,551
Number of preneed interment rights sold	60	2,353
Atneed revenue (in thousands)	$103	$6,032
Cemetery same store operating revenue increased $2.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. We experienced a $0.4 million or 1.6% increase in preneed property revenue as a result of a 3.1% increase in the average price per interment right sold, slightly offset by a 0.5% decrease in the number of interment rights sold. The decrease in the number of preneed interment rights sold was primarily due to the COVID-19 pandemic as individuals practiced social distancing to comply with applicable shelter in place and related orders in certain areas of the country, which limited our preneed sales employees from meeting with families in person. This was most evident in the second quarter of 2020 as these restrictions affected our ability to host certain annual events such as the Ching Ming festival during April and Memorial Day festivities during May. We also experienced an $0.8 million increase in preneed merchandise and service revenue due to a 22.9% increase in the deliveries of merchandise and service contracts during the year ended December 31, 2020. Cemetery same store atneed revenue, which represents 39% of our same store operating revenue, increased $1.3 million as we experienced a 10.2% increase in the number of atneed contracts due to the increased deaths related to the COVID-19 pandemic, offset by a 3.3% decrease in the average sales per contract.
Cemetery same store operating profit for the year ended December 31, 2020 increased $2.4 million compared to the year ended December 31, 2019. The comparable operating profit margin increased 290 basis points to 37.7%, primarily because of disciplined expense and cost management by leaders at each business throughout the year. Operating expense as a percentage of operating revenue decreased in categories such as promotional expense, general and administrative expenses and maintenance salary expenses in the year ended December 31, 2020 compared to the same period in 2019. We saw increases in two categories as a percentage of operating revenue, allowance for credit losses due to slower payments on financed receivables particularly in the states most affected by COVID-19 and atneed commissions due to the introduction of performance-based rewards and sales incentives in the current year.
Our acquired cemetery portfolio includes two cemeteries added during the fourth quarter of 2019 and one cemetery added during the first quarter of 2020. These three cemeteries contributed $17.6 million in revenue and $7.1 million in operating profit for the year ended December 31, 2020.
Preneed cemetery trust earnings and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis, increased $3.2 million for the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily due to a $3.7 million increase in perpetual care trust fund earnings of which (1) $2.2 million was from our acquired cemeteries; (2) $0.9 million increase in earnings as a result of the execution of our trust fund repositioning strategy beginning at the height of the COVID-19 market crisis in March 2020; and (3) $0.6 million increase in realized gains. These increases were partially offset by a $0.5 million decrease in finance charge revenue. The decrease in finance charge revenue is primarily due to our enhanced preneed cemetery property sales strategy of reducing interest rates on preneed contracts.
Operating profit for the two categories of Other revenue, on a combined basis, increased $3.4 million for the year ended December 31, 2020 compared to the same period in 2019, primarily due to the increase in our perpetual care trust fund earnings discussed above.
Cemetery property amortization. Cemetery property amortization totaled $5.0 million for the year ended December 31, 2020, an increase of $1.0 million compared to the year ended December 31, 2019. The increase in property sold due to our recently acquired cemeteries, resulted in a $1.1 million increase in amortization expense for the year ended December 31, 2020, while the amortization expense for our same store businesses decreased $0.1 million due to a decrease in property sales in the period.

Field depreciation. Depreciation expense for our field businesses totaled $13.0 million for the year ended December 31, 2020, an increase of $0.6 million compared to the year ended December 31, 2019. The increase was primarily due to additional depreciation expense from assets added as a result of our acquisitions during the fourth quarter of 2019 and first quarter of 2020.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $18.1 million for the year ended December 31, 2020, an increase of $4.2 million primarily due to the following: (1) a $3.6 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $1.0 million increase in health and safety expenses due to the COVID-19 pandemic; and (3) a $0.7 million increase in salaries and benefits; offset by (4) a $1.1 million decrease in severance expense.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $25.8 million for the year ended December 31, 2020, a decrease of $0.1 million primarily due to the following: (1) a $2.0 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; and (2) a $0.2 million increase in salaries and benefits; offset by (3) a $2.3 million decrease in acquisition costs.
Home office depreciation and amortization. Home office depreciation and amortization expense remained flat at $1.4 million for both the years ended December 31, 2020 and 2019, primarily due to machinery and equipment at the home office becoming fully depreciated in the latter half of 2019, offset by additional software assets purchased during the fourth quarter of 2019.
Net loss on divestitures and impairment charges. The components of Net loss on divestitures and impairment charges are as follows (in thousands):

	Years Ended December 31,
	2019	2020
Goodwill impairment	$(742)	$(13,632)
Tradenames impairment	(221)	(1,061)
Net loss on divestitures	(3,883)	(6,749)
Total	$(4,846)	$(21,442)
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill and tradenames at March 31, 2020. We recorded an impairment for goodwill of $13.6 million as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value and we recorded an impairment for certain of our tradenames of $1.1 million as the carrying amount of these tradenames exceeded the fair value. In addition, we divested eight funeral homes at a net loss of $6.7 million.
During 2019, we recorded a goodwill impairment of $0.7 million related to two funeral homes that we divested. During 2019, we recorded an impairment to tradenames of $0.2 million as a result of our 2019 annual impairment test as the carrying amount of certain tradenames exceeded the fair value. In addition, we divested three funeral homes whose building leases expired and sold a funeral home at a net loss of $3.9 million.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Years Ended December 31,
	2019	2020
Senior Notes	$22,343	$27,087
Credit Facility	1,830	4,220
Convertible Notes	198	169
Finance leases	520	496
Acquisition debt	622	489
Other	9	54
Total	$25,522	$32,515
Accretion of discount on convertible subordinated notes. We recognized accretion of the discount on our Convertible Notes of $0.2 million for both years ended December 31, 2020, and 2019.

Other, net. The components of Other, net are as follows (in thousands):

	Years Ended December 31,
	2019	2020
Gain on insurance reimbursements related to Hurricane Michael	$885	$97
Other income (expense)	(149)	58
Other loss	—	(3)
Total	$736	$152
Income taxes. Our income tax provision was $8.6 million for the year ended December 31, 2020, compared to our income tax provision of $7.9 million for the year ended December 31, 2019. Our operating tax rate before discrete items was 32.4% and 33.0% for the years ended December 31, 2020 and 2019, respectively.
During the year ended December 31, 2020, we recorded tax expense of $0.8 million related to divested businesses. We also recorded discrete tax expense of $0.6 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. Discrete tax expense for the year ended December 31, 2020 includes expense related to equity compensation and other adjustments including return to provision analysis and state legislative changes. Our effective tax rate was 34.7% and 35.1% for years ended December 31, 2020 and 2019, respectively.
In connection with the CARES Act, we filed a claim for a refund on June 30, 2020, to carryback the net operating losses (“NOLs”) generated in the tax year ended December 31, 2018. The refund claim for $7.0 million from the 2018 tax year was received on August 7, 2020. An additional carryback claim for a refund of $1.2 million was filed on November 3, 2020 for the tax year ended December 31, 2019. The refund from this filing has not yet been received. The majority of the NOLs generated in tax year 2018 and 2019 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of the timing of receiving Internal Revenue Service approval of the method change applications, a reserve has been recorded against the net cash tax benefit derived from carrying back the NOLs generated to tax years in which the enacted federal rate was 35%. The Company’s unrecognized tax benefit reserve for the years ended December 31, 2020 and 2019 were $3.7 million and $0.7 million, respectively.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information regarding income taxes.
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
Revenue Recognition
Funeral and Cemetery Operations Revenue is recognized when control of the merchandise or services is transferred to the customer. Our performance obligations include the delivery of funeral and cemetery merchandise and services and cemetery property interment rights. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers to the customer when the property is developed and the interment right has been sold and can no longer be marketed or sold to another customer. Sales taxes collected are recognized on a net basis on our Consolidated Financial Statements. On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need.

Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional and stressful times. Package discounts are reflected net in Revenue. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis on our Consolidated Financial Statements.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 21 for additional information related to revenue.
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
Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value.
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
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020 and we recorded an impairment to goodwill of $13.6 million during the quarter ended March 31, 2020, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no additional impairment to goodwill.
When we divest a portion of a reporting unit that constitutes a business in accordance with U.S. GAAP, we allocate goodwill associated with that business to be included in the gain or loss on divestiture. When divesting a business, goodwill is allocated based on the relative fair values of the business being divested and the portion of the reporting unit that will be retained. Additionally, after each divestiture, we will test the goodwill remaining in the portion of the reporting unit to be retained for impairment using a qualitative assessment unless we deem a quantitative assessment to be appropriate.
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
Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. In addition to our annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value.
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
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our tradenames at March 31, 2020 and we recorded an impairment to tradenames for certain of our funeral homes of $1.1 million during the quarter ended March 31, 2020 as the carrying amount of these tradenames exceeded the fair value. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows and the determination and application of an appropriate royalty rate and discount rate.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative impairment test. We concluded that it is more-likely-than not that the fair value of our intangible assets is greater than its carrying value and thus there was no additional impairment to our intangible assets.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 11 for additional information related to intangible assets.
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
For both funeral and cemetery receivables, we determine our allowance for credit losses by using a loss-rate methodology, in which we assess our historical write-off of receivables against our total receivables over several years. From this historical loss-rate approach, we also consider the current and forecasted economic conditions expected to be in place over the life of our receivables. These estimates are impacted by a number of factors, including changes in the economy, demographics and competition in our local communities. We monitor any change in our historical write-off of receivables utilized in our loss-rate methodology and assess forecasted changes in market conditions within our credit reserve.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 for additional information related to funeral and cemetery receivables.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 5 for additional information related to divestitures.
Preneed and Perpetual Care Trust Funds
Preneed sales generally require deposits to a trust or purchase of a third-party insurance product. We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts.
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIEs”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts.
Our trust fund assets are reflected in our financial statements as Preneed cemetery trust investments, Preneed funeral trust investments and Cemetery perpetual care trust investments. We have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus.
The fair value of our trust fund assets are accounted for as Collateralized Financing Entities (“CFEs”) in ASC 810. The accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we have determined the fair value of the financial assets of the trust are more observable and we first measure those financial assets at fair value. Our fair value of the financial liabilities mirror the fair value of the financial assets, in accordance with the ASC. Any changes in fair value are recognized in earnings.
Topic 326 made changes to the accounting for fixed income securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on fixed income securities management does not intend to sell or believes that it is more likely than not will be required to sell.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 for additional related disclosures related to preneed and perpetual trust funds.
Fair Value Measurements
We measure the securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements Topic of the ASC. This guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 7 and 10 for additional information related to fair value measurements.
Long-Lived Assets
Long-lived assets, such as property, plant and equipment and right-of-use assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 – Property, Plant and Equipment. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We assess long-lived assets for impairment whenever events or circumstances indicate that the carrying value may be greater than the fair value. We evaluate our long-lived assets for impairment when a funeral home or cemetery business has negative earnings before interest, taxes, depreciation and amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA in that same period. We review our long-lived assets deemed held-for-sale to the point of recoverability. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time.
In connection with the goodwill impairment recorded for the Eastern Region Reporting Unit during the quarter ended March 31, 2020, we also evaluated the long-lived assets of our funeral homes in the Eastern Region Reporting Unit and concluded that there was no impairment to our long-lived assets. Subsequent to our impairment tests performed at March 31, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our long-lived assets. For our 2020 annual impairment test, no impairment was identified on our long-lived assets at December 31, 2020.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 1 for additional information related to long-lived assets.
Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 15 states and combined or unitary income tax returns in 14 states. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We classify our deferred tax liabilities and assets as non-current on our Consolidated Balance Sheet.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information related to income taxes.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2020 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of December 31, 2020 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 7. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.45% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2020, we had outstanding borrowings under the Credit Facility of $47.2 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2020, the prime rate margin was equivalent to 1.50% and the LIBOR rate margin was 2.50%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.5 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Convertible Notes bear interest at the fixed annual rate of 2.75%. The Convertible Notes do not contain a call feature. At December 31, 2020, the carrying value of the Convertible Notes on our Consolidated Balance Sheet was $2.5 million and the fair value of the Convertible Notes was $3.7 million based on the last traded or broker quoted price, as reported by the Financial Industry Regulatory Authority, Inc. (“FINRA).” Increases in market interest rates may cause the value of the Convertible Notes to decrease, but such changes will not affect our interest costs.
Our Senior Notes bear interest at the fixed annual rate of 6.625%. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the Indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At December 31, 2020, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $396.0 million and the fair value of the Senior Notes was $427.9 million based on the last traded or broker quoted price as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services Inc., a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill and Tradename quantitative impairment assessment
As described further in Note 1 to the financial statements, the Company is required to evaluate goodwill and intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of a reporting unit or the intangible asset may be greater than fair value. The Company first assesses qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit or the tradenames is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. The Company determined that as a result of the economic conditions caused by the response to COVID-19, a quantitative impairment assessment was necessary for each of the Company’s reporting units as well as the Company’s tradenames. As a result of the analysis, the Company determined that the Company’s Eastern Region Reporting Unit exceeded the fair value, as well as certain of the Company’s tradenames were impaired, and an impairment charge was recorded. We identified the Goodwill and Tradenames quantitative impairment assessment as a critical audit matter.
The principal consideration for our determination that the Goodwill and Tradenames quantitative impairment assessment is a critical audit matter is that the assessment includes a high degree of estimation uncertainty due to significant management judgments in regards to assumptions used within the assessment, including the long-term growth rate, royalty rate, discount rate and forecasted reporting unit cash flow, for which management also utilized an independent valuations specialist (referred to as

“management’s specialists”). In turn, auditing management’s assumptions involved significant auditor judgment and subjectivity.
Our audit procedures related to the Goodwill and Tradenames quantitative impairment assessment included the following, among others.
• We tested the design and operating effectiveness of controls relating to the Company’s quantitative impairment analysis processes, including controls related to the forecasted reporting unit cash flow and management’s review of the key assumptions which were prepared by managements specialists.
• We evaluated the level of knowledge, skill, and ability of management’s specialists and their relationship to the Company.
• We compared the Company’s reporting unit cash flows used in the forecast model to historical actual results.
• With the assistance of internal valuation specialists, we performed audit procedures over the data, methods and assumptions utilized in performing the quantitative impairment assessment, which included reviewing supporting documents and assessing reasonableness by comparing to historical trends and industry expectations. Certain key inputs/assumptions tested by us included the following:
◦Long-term growth rate
◦Discount rates
◦Royalty rates

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2014.
Dallas, Texas
March 2, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.:
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 2, 2021 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
March 2, 2021

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,
	2019	2020
ASSETS
Current assets:
Cash and cash equivalents	$716	$889
Accounts receivable, net	21,478	25,103
Inventories	6,989	7,259
Prepaid and other current assets	10,667	2,076
Total current assets	39,850	35,327
Preneed cemetery trust investments	72,382	86,604
Preneed funeral trust investments	96,335	101,235
Preneed cemetery receivables, net	20,173	21,081
Receivables from preneed trusts, net	18,024	16,844
Property, plant and equipment, net	279,200	269,051
Cemetery property, net	87,032	101,134
Goodwill	398,292	392,978
Intangible and other non-current assets, net	32,116	29,542
Operating lease right-of-use assets	22,304	21,201
Cemetery perpetual care trust investments	64,047	70,828
Total assets	$1,129,755	$1,145,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,150	$3,432
Accounts payable	8,413	11,259
Accrued and other liabilities	24,026	31,138
Convertible subordinated notes due 2021	—	2,538
Total current liabilities	35,589	48,367
Acquisition debt, net of current portion	5,658	4,482
Credit facility	82,182	46,064
Convertible subordinated notes due 2021	5,971	—
Senior notes due 2026	395,447	395,968
Obligations under finance leases, net of current portion	5,854	5,531
Obligations under operating leases, net of current portion	21,533	20,302
Deferred preneed cemetery revenue	46,569	47,846
Deferred preneed funeral revenue	29,145	27,992
Deferred tax liability	41,368	46,477
Other long-term liabilities	1,737	4,748
Deferred preneed cemetery receipts held in trust	72,382	86,604
Deferred preneed funeral receipts held in trust	96,335	101,235
Care trusts’ corpus	63,416	69,707
Total liabilities	903,186	905,323
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 25,880,362 and 26,020,494 shares issued, respectively and 17,855,023 and 17,995,155 shares outstanding, respectively	259	260
Additional paid-in capital	242,147	239,989
Retained earnings	86,213	102,303
Treasury stock, at cost; 8,025,339 shares at both December 31, 2019 and 2020	(102,050)	(102,050)
Total stockholders’ equity	226,569	240,502
Total liabilities and stockholders’ equity	$1,129,755	$1,145,825
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2019	2020
Revenue:
Service revenue	$138,604	$142,554	$164,984
Property and merchandise revenue	112,253	114,514	139,630
Other revenue	17,135	17,039	24,834
	267,992	274,107	329,448
Field costs and expenses:
Cost of service	72,123	72,991	79,634
Cost of merchandise	90,008	89,294	103,064
Cemetery property amortization	3,602	3,985	4,956
Field depreciation expense	12,015	12,370	13,006
Regional and unallocated funeral and cemetery costs	12,749	13,827	18,057
Other expenses	1,548	2,055	4,808
	192,045	194,522	223,525
Gross profit	75,947	79,585	105,923
Corporate costs and expenses:
General, administrative and other	30,827	25,880	25,827
Home office depreciation and amortization	1,813	1,416	1,427
Net loss on divestitures and impairment charges	1,195	4,846	21,442
Operating income	42,112	47,443	57,227

Interest expense	(21,109)	(25,522)	(32,515)
Accretion of discount on convertible subordinated notes	(2,192)	(241)	(216)
Net loss on early extinguishment of debt	(502)	—	(6)
Other, net	(43)	736	152
Income before income taxes	18,266	22,416	24,642
Expense for income taxes	(5,754)	(7,395)	(7,985)
Tax adjustment related to discrete items	(867)	(488)	(567)
Total expense for income taxes	$(6,621)	$(7,883)	$(8,552)
Net income	$11,645	$14,533	$16,090

Basic earnings per common share	$0.64	$0.81	$0.90
Diluted earnings per common share	$0.63	$0.80	$0.89

Dividends declared per share	$0.3000	$0.3000	$0.3375
Weighted average number of common and common equivalent shares outstanding:
Basic	17,971	17,877	17,872
Diluted	18,374	18,005	18,077
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2017	16,098	$226	$216,158	$57,904	$(76,632)	$197,656
Effect of adoption of topic 606	—	—	—	2,131	—	2,131
Balance – January 1, 2018	16,098	$226	$216,158	$60,035	$(76,632)	$199,787
Net Income – 2018	—	—	—	11,645	—	11,645
Issuance of common stock	62	1	1,199	—	—	1,200
Exercise of stock options	140	1	(34)	—	—	(33)
Issuance of restricted common stock	87	1	24	—	—	25
Cancellation and surrender of restricted common stock and stock options	(30)	—	(398)	—	—	(398)
Stock-based compensation expense	—	—	6,531	—	—	6,531
Dividends on common stock	—	—	(5,514)	—	—	(5,514)
Convertible notes exchange	2,823	28	25,883	—	—	25,911
Treasury stock acquired	(1,102)	—	—	—	(17,662)	(17,662)
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net Income – 2019	—	—	—	14,533	—	14,533
Issuance of common stock	81	1	971	—	—	972
Exercise of stock options	76	1	471	—	—	472
Issuance of restricted common stock	26	—	—	—	—	—
Cancellation and surrender of restricted common stock and stock options	(21)	—	(194)	—	—	(194)
Stock-based compensation expense	—	—	2,153	—	—	2,153
Dividends on common stock	—	—	(5,398)	—	—	(5,398)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Other	15	—	295	—	—	295
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net Income – 2020	—	—	—	16,090	—	16,090
Issuance of common stock from employee stock purchase plan	72	1	1,201	—	—	1,202
Issuance of common stock to directors	31	—	653	—	—	653
Exercise of stock options	20	—	(70)	—	—	(70)
Issuance of restricted common stock	10	—	—	—	—	—
Cancellation and surrender of restricted common stock	(11)	—	(250)	—	—	(250)
Stock-based compensation expense	—	—	2,717	—	—	2,717
Dividends on common stock	—	—	(6,048)	—	—	(6,048)
Convertible notes repurchase	—	—	(828)	—	—	(828)
Other	18	—	467	—	—	467
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net income	$11,645	$14,533	$16,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,430	17,771	19,389
Provision for bad debt and credit losses	1,841	1,618	2,318
Stock-based compensation expense	6,583	2,153	3,370
Deferred income tax expense	3,823	10,117	4,597
Amortization of deferred financing costs	532	392	782
Amortization of capitalized commissions and non-compete agreements	1,219	1,231	1,299
Accretion of discount on convertible subordinated notes	2,192	241	216
Accretion of debt discount, net of debt premium on senior notes	272	492	307
Net loss on extinguishment of debt	502	—	6
Net loss on divestitures and impairment charges	1,195	4,846	21,442
Net loss on sale of other assets	876	213	251
Gain on insurance reimbursements	—	(879)	(97)
Other	—	121	19
Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	(5,061)	(5,801)	(4,279)
Inventories, prepaid and other current assets	(159)	(2,762)	3,516
Intangible and other non-current assets	(1,010)	(924)	(1,015)
Preneed funeral and cemetery trust investments	488	(6,500)	(5,043)
Accounts payable	2,044	(580)	2,702
Accrued and other liabilities	3,990	1,271	10,784
Deferred preneed funeral and cemetery revenue	6,546	168	528
Deferred preneed funeral and cemetery receipts held in trust	(5,954)	5,495	5,733
Net cash provided by operating activities	48,994	43,216	82,915

Cash flows from investing activities:
Acquisitions	(37,970)	(140,907)	(28,011)
Deposit on pending acquisition	—	(5,000)	—
Proceeds from insurance reimbursements	—	1,433	248
Proceeds from divestitures and sale of other assets	—	967	8,541
Capital expenditures	(13,526)	(15,379)	(15,198)
Net cash used in investing activities	(51,496)	(158,886)	(34,420)

Cash flows from financing activities:
Payments against the term loan	(127,500)	—	—
Borrowings from the credit facility	124,500	174,961	109,500
Payments against the credit facility	(189,400)	(118,261)	(146,100)
Payment of debt issuance costs related to the credit facility	(1,751)	(891)	—
Repurchase of the convertible subordinated notes due 2021	(98,266)	(27)	(4,563)
Payment of transaction costs related to the repurchase of the convertible subordinated notes due 2021	(885)	—	(12)
Proceeds from the issuance of the senior notes due 2026	320,125	76,688	—
Payment of debt issuance costs related to the senior notes due 2026	(1,367)	(980)	(66)
Payments on acquisition debt and obligations under finance leases	(1,940)	(2,287)	(1,745)
Payments on contingent consideration recorded at acquisition date	(138)	(162)	(169)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,246	1,445	1,229
Taxes paid on restricted stock vestings and exercise of stock options	(651)	(194)	(348)
Dividends paid on common stock	(5,513)	(5,398)	(6,048)
Purchase of treasury stock	(16,266)	(9,152)	—
Net cash provided by (used in) financing activities	2,194	115,742	(48,322)

Net increase (decrease) in cash and cash equivalents	(308)	72	173
Cash and cash equivalents at beginning of year	952	644	716
Cash and cash equivalents at end of year	$644	$716	$889
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. At December 31, 2020, we operated 178 funeral homes in 26 states and 32 cemeteries in 12 states. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 75% of our revenue and Cemetery Operations, which currently accounts for approximately 25% of our revenue.
Our funeral home operations are principally service businesses that generate revenue from sales of burial and cremation services and related merchandise, such as caskets and urns. Funeral services include consultation, the removal and preparation of remains, the use of funeral home facilities for visitation and memorial services and transportation services. We provide funeral services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
Our cemetery operations generate revenue primarily through sales of cemetery interment rights (primarily grave sites, lawn crypts, mausoleum spaces and niches), related cemetery merchandise (such as memorial markers, outer burial containers, and monuments) and services (interments, inurnments and installation of cemetery merchandise). We provide cemetery services and products on both an atneed and preneed basis.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Impairments and net loss on divestitures, which were previously reported in Other, net, have been reclassed to Net loss on divestitures and impairment charges within operating income on our Consolidated Statements of Operations with no effect on our previously reported net income, Consolidated Balance Sheet and Consolidated Statements of Cash Flows.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses. On an ongoing basis, we evaluate our significant estimates and judgments, which include those related to the realization of our accounts receivable, valuation of goodwill, intangible assets, deferred tax assets and liabilities and depreciation of property and equipment. We base our estimates on historical experience, third-party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenue and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that our results of operations will be consistent from year to year.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For our funeral and atneed cemetery receivables, we have a collections policy where statements are sent to the customer at 30 days past due. Past due notification letters are sent at 45 days and continue until payment is received or the contract is placed with a third-party collections agency. For our preneed cemetery receivables, we have a collections policy where past due notification letters are sent to the customer beginning at 15 days past due and periodically thereafter until payment is received or the contract is cancelled.
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
For both funeral and cemetery receivables, we determine our allowance for credit losses by using a loss-rate methodology, in which we assess our historical write-off of receivables against our total receivables over several years. From this historical loss-rate approach, we also consider the current and forecasted economic conditions expected to be in place over the life of our receivables. These estimates are impacted by a number of factors, including changes in the economy, demographics and competition in our local communities. We monitor our ongoing credit exposure through an active review of our customers’ receivables balance against contract terms and due dates. Our activities include timely performance of our accounts receivable reconciliations, assessment of our aging of receivables, dispute resolution and payment confirmation. We monitor any change in our historical write-off of receivables utilized in our loss-rate methodology and assess forecasted changes in market conditions within our credit reserve. During 2020, we increased our allowance for credit losses on our funeral and cemetery receivables as a result of the economic impact of the COVID-19 pandemic (COVID-19).
See Notes 2 and 6 to the Consolidated Financial Statements herein for additional information related to funeral and cemetery receivables.
Inventory
Inventory consists primarily of caskets, outer burial containers and cemetery monuments and markers and is recorded at the lower of its cost basis or net realizable value. Inventory is relieved using specific identification in fulfillment of performance obligations on our contracts.
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
On January 3, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California.
During 2019, we acquired, in three separate transactions, two funeral home and cemetery combination businesses, seven funeral home businesses and three ancillary businesses. In October 2019, we acquired the following: (i) four funeral home businesses in Buffalo, New York; and (ii) one funeral home and cemetery combination business, three funeral home businesses and three ancillary businesses, which consist of a flower shop, a pet cremation business and an online cremation business in the Rockwall, Texas area. In December 2019, we acquired one funeral home and cemetery combination business in Fairfax, Virginia.
The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
See Note 3 to the Consolidated Financial Statements herein for further information related to acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Divested Operations
Prior to divesting a funeral home or cemetery, we first determine whether the sale of the net assets and activities (together referred to as a “set”) qualifies as a business. First, we perform a screen test to determine if the set is not a business. The principle of the screen is that if substantially all of the fair value of the gross assets sold resides in a single asset or group of similar assets, the set is not a business. If the screen is not met, we perform an assessment to determine if the set is a business by evaluating whether the set has both inputs and a substantive process that together significantly contribute to the ability to create outputs. When both inputs and a substantive process are present then the set is determined to be a business and we apply the guidance in ASC 350 – Intangibles – Goodwill and Other to determine the accounting treatment of goodwill for that set (see discussion of Goodwill below). Goodwill is only allocated to the sale if the set is considered to be a business.
During 2020, we sold eight funeral homes for $8.4 million. During 2019, we divested three funeral homes whose building leases expired and sold a funeral home for $0.9 million. In addition, we merged a funeral home with a business in an existing market. During 2018, our management agreement with a Florida municipality expired and as a result, we divested three of our cemeteries. The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations through the divested date. We continually review our businesses to optimize the sustainable earning power and return on our invested capital.
See Notes 4, 5 and 11 to the Consolidated Financial Statements herein for additional information related to divestitures.
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
Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
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
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020 and we recorded an impairment to goodwill of $13.6 million during the quarter ended March 31, 2020, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no additional impairment to goodwill.
For our 2019 quantitative assessment, there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value, however, we recorded a goodwill impairment of $0.7 million during 2019 related to two funeral homes that we divested. We recorded a goodwill impairment of $0.8 million during 2018 related to a funeral home that we divested.
When we divest a portion of a reporting unit that constitutes a business in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we allocate goodwill associated with that business to be included in the gain or loss on divestiture. The goodwill allocated is based on the relative fair values of the business being divested and the portion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reporting unit that will be retained. Additionally, after each divestiture, we test the goodwill remaining in the portion of the reporting unit to be retained for impairment using a qualitative assessment unless we deem a quantitative assessment to be appropriate to ensure the fair value of our reporting units is greater than their carrying value. For the year ended December 31, 2020, we concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no additional impairment to goodwill.
See Note 4 to the Consolidated Financial Statements included herein for additional information related to goodwill.
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
Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. In addition to our annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our tradenames at March 31, 2020 and we recorded an impairment to tradenames for certain of our funeral homes of $1.1 million during the quarter ended March 31, 2020 as the carrying amount of these tradenames exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative impairment test. We concluded that it is more-likely-than not that the fair value of our intangible assets is greater than its carrying value and thus there was no additional impairment to our intangible assets.
For our 2019 quantitative assessment, we recorded an impairment for tradenames of $0.2 million during the year ended December 31, 2019 as the carrying amount of certain tradenames exceeded the fair value. No impairments were recorded to our intangible assets during the year ended December 31, 2018.
See Note 11 to the Consolidated Financial Statements included herein for additional information related to intangible assets.
Preneed and Perpetual Care Trust Funds
Preneed sales generally require deposits to a trust or purchase of a third-party insurance product. We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts.
Our preneed and perpetual care trust funds are reported in accordance with the principles of consolidating Variable Interest Entities (“VIEs”). In the case of preneed trusts, the customers are the legal beneficiaries. In the case of perpetual care trusts, we do not have a right to access the corpus in the perpetual care trusts.
Our trust fund assets are reflected in our financial statements as Preneed cemetery trust investments, Preneed funeral trust investments and Cemetery perpetual care trust investments. We have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of our trust fund assets are accounted for as Collateralized Financing Entities (“CFEs”) in ASC 810. The accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we have determined the fair value of the financial assets of the trusts are more observable and we first measure those financial assets at fair value. Our fair value of the financial liabilities mirror the fair value of the financial assets, in accordance with the ASC. Any changes in fair value are recognized in earnings.
Topic 326 made changes to the accounting for fixed income securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on fixed income securities management does not intend to sell or believes that it is more likely than not will be required to sell.
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
See Notes 7 and 8 to the Consolidated Financial Statements herein for additional information related to preneed and perpetual care trust funds.
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
We measure the securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with the Fair Value Measurements Topic of the ASC. This guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

See Notes 7 and 10 to the Consolidated Financial Statements herein for additional required disclosures related to fair value measurement of our financial assets and liabilities.
Capitalized Commissions on Preneed Contracts
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period of ten years for our preneed funeral trust contracts and eight years for our preneed cemetery merchandise and services contracts. Amortization expense totaled $0.6 million for each of the years ended December 31, 2018, 2019 and 2020.
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
See Note 11 to the Consolidated Financial Statements herein for additional information related to capitalized commissions on preneed contracts.
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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 70
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2019	December 31, 2020
Land	$84,608	$82,615
Buildings and improvements	242,641	240,567
Furniture, equipment and automobiles	88,046	91,302
Property, plant and equipment, at cost	415,295	414,484
Less: accumulated depreciation	(136,095)	(145,433)
Property, plant and equipment, net	$279,200	$269,051
During 2020, we acquired $1.7 million of property, plant and equipment related to our acquisition that closed on January 3, 2020, described in Note 3 to the Consolidated Financial Statements included herein. In addition, we divested eight funeral homes that had a carrying value of property, plant and equipment of $8.0 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations, described in Note 5 to the Consolidated Financial Statements included herein.
During 2019, we acquired $21.7 million of property, plant and equipment in connection with the funeral home and cemetery businesses we acquired during 2019. In addition, we ceased to operate three funeral homes whose building leases expired, sold a funeral home and merged a funeral home in an existing market that had a carrying value of property, plant and equipment of $0.6 million.
Our capital expenditures totaled $15.4 million and $15.2 million for the years ended December 31, 2019 and 2020, for property, plant, equipment and cemetery development. We recorded depreciation expense of $13.8 million, $13.8 million and $14.4 million for the years ended December 31, 2018, 2019 and 2020, respectively.
Long-lived assets, such as property, plant and equipment and right-of-use assets (see leases discussion below) are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 – Property, Plant and Equipment. This guidance requires that long-lived assets to be held and used are reported at the lower of their carrying amount or fair value. We evaluate our long-lived assets for impairment when a funeral home or cemetery business has negative earnings before interest, taxes, depreciation and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA in that same period. Assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated cost to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment at that time.
In connection with the goodwill impairment recorded for the Eastern Region Reporting Unit during the quarter ended March 31, 2020 we also evaluated the long-lived assets of our funeral homes in the Eastern Region Reporting Unit and concluded that there was no impairment to our long-lived assets. Subsequent to our impairment tests performed at March 31, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our long-lived assets. For our 2020 annual impairment test, no impairment was identified on our long-lived assets at December 31, 2020.
For the year ended December 31, 2019, no impairment was identified on our long-lived assets. For the year ended December 31, 2018, we recorded an impairment of $0.2 million related to the real property of a funeral home that we divested, as the carrying value exceeded fair value.
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
Cemetery property was $87.0 million and $101.1 million, net of accumulated amortization of $41.7 million and $46.6 million at December 31, 2019 and December 31, 2020, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $3.6 million, $4.0 million and $5.0 million for the years ended December 31, 2018, 2019 and 2020, respectively.
Leases
We have operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to nineteen years. Many leases include one or more options to renew, some of which include options to extend the leases for up to 26 years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years years. We do not have lease agreements with residual value guarantees, sale-leaseback terms, material restrictive covenants or related parties. We do not have any material sublease arrangements.
We determine if an arrangement is a lease at inception based on the facts and circumstances of the agreement. A right-of-use (“ROU”) asset represents our right to use the underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on our Consolidated Balance Sheet at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense. We have real estate lease agreements which require payments for lease and non-lease components and account for these as a single lease component. Leases with an initial term of 12 months or less, that do not include an option to renew the underlying asset, are not recorded on our Consolidated Balance Sheet and expense is recognized on a straight-line basis over the lease term.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the goodwill and intangible impairment tests performed at March 31, 2020, we also evaluated the operating and finance leases of our funeral homes in the Eastern Reporting Unit and concluded that there was no impairment to our operating and finance lease assets. Subsequent to our impairment tests performed at March 31, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our operating and finance leases. See discussion of our impairment policy for long-lived assets and right-of-use assets above.
See Note 15 to the Consolidated Financial Statements included herein for additional information related to leases.
Equity Plans and Stock-Based Compensation
We have equity-based employee and director compensation plans under which we have granted stock awards, stock options and performance awards. We also have an employee stock purchase plan (the “ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period. We recognize the effect of forfeitures in compensation cost when they occur and any previously recognized compensation cost for an award is reversed in the period that the award is forfeited.
Fair value is determined on the date of the grant. The fair value of stock awards is determined using the stock price on the grant date. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of the performance awards related to market performance conditions is determined using a Monte-Carlo simulation pricing model. The fair value of the ESPP is determined based on the discount element offered to employees and the embedded option element, which is determined using an option calculation model.
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. For the years ended December 31, 2018, 2019 and 2020, the excess tax deficiency related to share-based payments was approximately $0.8 million, $0.4 million and $0.1 million, respectively, recorded within Tax adjustment related to discrete items on our Consolidated Statements of Operations. Excess tax benefits or deficiencies related to share-based payments are included in operating cash flows on the Consolidated Statements of Cash Flows.
See Note 18 to the Consolidated Financial Statements included herein for additional information related to equity plans and stock-based compensation.
Revenue Recognition
Funeral and Cemetery Operations Revenue is recognized when control of the merchandise or services is transferred to the customer. Our performance obligations include the delivery of funeral and cemetery merchandise and services and cemetery property interment rights. Control transfers when merchandise is delivered or services are performed. For cemetery property interment rights, control transfers to the customer when the property is developed and the interment right has been sold and can no longer be marketed or sold to another customer. Sales taxes collected are recognized on a net basis on our Consolidated Financial Statements. On our atneed contracts, we generally deliver the merchandise and perform the services at the time of need.
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
Some of our contracts with customers include multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on its relative standalone selling price, which is based on prices charged to customers per our general price list. Packages for service and ancillary items are offered to help the customer make decisions during emotional and stressful times. Package discounts are reflected net in Revenue. We recognize revenue when the merchandise is transferred or the service is performed, in satisfaction of the corresponding performance obligation. Sales taxes collected are recognized on a net basis on our Consolidated Financial Statements.
Ancillary funeral service revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses in Texas.
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of December 31, 2020, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.9 million and $8.2 million at December 31, 2019 and December 31, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled was $4.8 million and $7.9 million at December 31, 2019 and December 31, 2020, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
See Notes 21 to the Consolidated Financial Statements herein for additional information related to revenue.
Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 15 states and combined or unitary income tax returns in 14 states. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We classify our deferred tax liabilities and assets as non-current on our Consolidated Balance Sheet.
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
In connection with the CARES Act, we filed a claim for a refund on June 30, 2020, to carryback the NOLs generated in the tax year ended December 31, 2018. The refund claim from the 2018 tax year was received on August 7, 2020. An additional carryback claim for a refund was filed on November 3, 2020 for the tax year ended December 31, 2019. The refund from this filing has not yet been received. On December 4, 2020, Carriage filed an amended federal return for the tax year ended December 31, 2018, in order to take full advantage of the CARES Act legislative changes. The changes reported in the amended return resulted in additional $2.3 million of loss. The additional losses generated from the amended filing will be administratively carried back and processed as part of the Joint Committee review of the 2018 carryback claim.
The majority of the NOLs generated in tax years 2018 and 2019 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of the timing of receiving Internal Revenue Service (“IRS”) approval of the method change applications, a reserve has been recorded against the net cash tax benefit derived from carrying back the NOLs generated to tax years in which the enacted federal rate was 35%. The Company's unrecognized tax benefit reserve for the years ended December 31, 2019 and 2020 was $0.7 million and $3.7 million, respectively. There was no reserve recorded at December 31, 2018.
Additional benefits stemming from the CARES Act are the deferral of approximately $3.5 million of the 6.2% employer portion of Social Security taxes and approximately $0.4 million employer retention credits for qualifying wages paid to employees unable to work due to governmental restrictions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

See Note 17 to the Consolidated Financial Statements included herein for additional information related to income taxes.
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and our Convertible Notes (as defined in Note 13).
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of stock awards to our employees are considered participating securities, and we have prepared our earnings per share calculations attributable to common stockholders to exclude earnings allocated to unvested restricted stock awards, using the two-class method, in both the basic and diluted weighted average shares outstanding calculation.
The fully diluted weighted average shares outstanding for the years ended December 31, 2018, 2019 and 2020, and the corresponding calculation of fully diluted earnings per share, included 337,000, 10,000 and 9,000 shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
See Note 20 to the Consolidated Financial Statements included herein related to the computation of per share earnings.
Correction of Immaterial Error
During the fourth quarter of 2020, we corrected an immaterial error related to the net unrealized gains and losses associated with our trust investments. We previously recognized the net unrealized gains and losses associated with our trust investments in Accumulated other comprehensive income (“OCI”). In accordance with ASC 810, the fair value of our trust fund assets are accounted for as CFEs. We have determined the fair value of the financial assets of the trust is more observable and we first measure those financial assets at fair value. Our fair value of the financial liabilities mirror the fair value of the financial assets, in accordance with the ASC. Any changes in fair value are recognized in earnings. As such, we have made the adjustment to reflect changes in unrealized gains and losses related to our trust securities in Other, net on our Consolidated Statements of Operations.
The net unrealized gains and losses in our Preneed cemetery trust investments, Preneed funeral trust investments and Cemetery perpetual care trust investments are equally offset by the net unrealized gains and losses in our Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus, which results in a net impact of zero.
Management evaluated the effect of the adjustment on previously issued interim and annual Consolidated Financial Statements and concluded that it was immaterial to the interim and annual periods. This adjustment had no impact on our Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2019.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2020 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 25 to the Consolidated Financial Statements included herein for additional information related to subsequent events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2. RECENTLY ISSUED ACCOUNTING STANDARDS
Fair Value Measurements
In August 2018, the FASB issued ASU, Fair Value Measurements (“Topic 820”) to modify the disclosure requirements related to fair value. The amendment removes requirements to disclose (1) the amount of and reasons for transfers between levels 1 and 2 of the fair value hierarchy, (2) our policy related to the timing of transfers between levels, and (3) the valuation processes used in level 3 measurements. It clarifies that, for investments measured at net asset value, disclosure of liquidation timing is only required if the investee has communicated the timing either to us or publicly. It also clarifies that the narrative disclosure of the effect of changes in level 3 inputs should be based on changes that could occur at the reporting date. The amendment adds a requirement to disclose the range and weighted average of the significant unobservable inputs used in level 3 measurements. On January 1, 2020, we adopted the new standard and the impact was not material our Consolidated Financial Statements.
Financial Instruments - Credit Losses
On January 1, 2020, we adopted Topic 326 using the modified retrospective method and the impact was not material to our Consolidated Financial Statements. See Notes 6 and 7 to the Consolidated Financial Statements herein for additional disclosures required by Topic 326.
Income Taxes
In December 2019, the FASB issued ASU, Income Taxes (“Topic 740”). The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions such as (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (for example, discontinued operations or other comprehensive income) and (2) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.
In addition, the ASU allows for the following (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, (3) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date and (4) making minor codification improvements for income taxes related to employee stock ownership plans accounted for using the equity method. On January 1, 2020, we early adopted the provisions of this ASU using the prospective method and the impact was not material to our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this ASU during the year ended December 31, 2020.
3. ACQUISITIONS
On January 3, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid at closing in 2020. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
The pro forma impact of this acquisition on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired business are reflected on our Consolidated Statements of Operations from the date of acquisition.
Subsequent to our initial purchase price allocation for this acquisition made during the first quarter of 2020, we have adjusted our purchase price allocation based on additional information which became available prior to December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the breakdown of the purchase price allocation for our 2020 acquisition (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$2,662	$108	$2,770
Trust investments	9,089	—	9,089
Property, plant & equipment	1,720	—	1,720
Cemetery property	14,753	82	14,835
Goodwill	12,916	500	13,416
Intangible and other non-current assets	2,506	(628)	1,878
Assumed liabilities	(489)	$—	$(489)
Deferred tax liability	(527)	(5)	(532)
Trust liabilities	(9,089)	—	(9,089)
Deferred revenue	(541)	(57)	(598)
Purchase price	$33,000	$—	$33,000
The current assets primarily relate to preneed cemetery receivables. The intangible and other non-current assets primarily relate to the fair value of tradenames. The assumed liabilities primarily relate to the obligations associated with delivered preneed merchandise that were not paid for prior to acquisition. The goodwill recorded for our 2020 acquisition is expected to be deductible for tax purposes. As of December 31, 2020, our accounting for our 2020 acquisition is complete.
On October 9, 2019, we acquired four funeral home businesses in Buffalo, New York for $15.3 million in cash. On October 28, 2020, we acquired one funeral home and cemetery combination business, three funeral home businesses and three ancillary service businesses, which consist of a flower shop, a pet cremation business and an online cremation business, in the Rockwall, Texas area for $23.6 million in cash.
On December 31, 2019, pursuant to the Transactions Agreement dated November 25, 2019 with Calvary Memorial Park, Inc. and Fairfax Memorial Funeral Home, LLC, all of the outstanding equity interests of one funeral and cemetery combination business in Fairfax, Virginia were acquired for $102.0 million in cash.
The following table summarizes the fair value of the assets acquired for our 2020 acquisition (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
January 3, 2020	One Funeral Home and Cemetery Combination	Lafayette, CA	$30,292	$13,416	$(10,708)
We recorded adjustments to the purchase price allocation for our 2019 acquisitions during the year ended December 31, 2020. The following table summarizes the breakdown of the purchase price allocation for these businesses and the subsequent adjustments made based on additional information which became available subsequent to the acquisitions (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$1,482	$204	$1,686
Trust investments	15,891	—	15,891
Property, plant & equipment	21,680	—	21,680
Cemetery property	11,994	(45)	11,949
Goodwill	99,344	638	99,982
Intangible and other non-current assets	8,269	(1,480)	6,789
Assumed liabilities	(657)	(145)	(802)
Trust liabilities	(15,463)	—	(15,463)
Deferred revenue	(1,633)	992	(641)
Purchase price	$140,907	$164	$141,071

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2020, we paid an additional $164,000 for our acquisition of the cemetery business in Fairfax, Virginia to reimburse the sellers for certain incremental taxes resulting from the 338(h)(10) election under the Internal Revenue Code. We also received $153,000 in cash related to the closing of all operating bank accounts in place prior to the acquisition. The goodwill recorded for our 2019 acquisitions is expected to be deductible for tax purposes. As of December 31, 2020, our accounting for our 2019 acquisitions is complete.
The following table summarizes the fair value of the assets acquired for our 2019 acquisitions based on our final purchase price allocation (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
October 9, 2019	Four Funeral Homes	Buffalo, NY	$7,942	$7,340	$—
October 28, 2019	One Funeral Home and Cemetery Combination, Three Funeral Homes and Three Ancillary Businesses	Rockwall, TX	$15,878	$14,226	$(6,479)
December 31, 2019	One Funeral Home and Cemetery Combination	Fairfax, VA	$34,175	$78,416	$(10,427)
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
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020 and we recorded an impairment to goodwill of $13.6 million during the quarter ended March 31, 2020 recorded in Net loss on divestitures and impairment charges, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there was no additional impairment to goodwill as the fair value of our reporting units was greater than the carrying value.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2019	December 31, 2020
Goodwill at the beginning of year	$303,887	$398,292
Net increase in goodwill related to acquisitions	99,344	14,054
Decrease in goodwill related to divestitures	(4,197)	(5,736)
Decrease in goodwill related to impairments	(742)	(13,632)
Goodwill at the end of the year	$398,292	$392,978
During the year ended December 31, 2020, we recognized $14.1 million in goodwill related to our acquisitions; $10.4 million was allocated to our cemetery segment and $3.7 million was allocated to our funeral home segment.
In addition, we allocated $5.7 million of goodwill to the sale of five funeral homes for a loss recorded in Net loss on divestitures and impairment charges. Goodwill is only allocated to the sale if the set is considered to be a business. When we divest a portion of a reporting unit that constitutes a business in accordance with U.S. GAAP, we allocate goodwill associated with that business to be included in the gain or loss on divestiture. When divesting a business, goodwill is allocated based on the relative fair values of the business being divested and the portion of the reporting unit that will be retained.

During the year ended December 31, 2019, we recognized $99.3 million in goodwill related to our acquisitions; $36.9 million was allocated to our cemetery segment and $62.4 million was allocated to our funeral home segment.
In addition, we allocated $4.2 million of goodwill to the sale of a funeral home for a loss recorded in Net loss on divestitures and impairment charges. We also recorded a goodwill impairment of $0.7 million during 2019 related to two funeral homes that we divested which was recorded as a loss in Net loss on divestitures and impairment charges.
See Notes 1, 3 and 5 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual goodwill impairment test and a discussion of our acquisitions and divestitures, respectively.
5. DIVESTED OPERATIONS
During 2020, we sold eight funeral homes for $8.4 million. During 2019, we divested three funeral homes whose building leases expired and sold a funeral home for $0.9 million. In addition, we merged a funeral home with a business in an existing market. During 2018, our management agreement with a Florida municipality expired and as a result, we divested three of our cemeteries.
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Years Ended December 31,
	2018	2019	2020
Revenue	$4,712	$805	$2,643

Operating income (loss)	1,130	(569)	159
Net loss on divestitures(1)	(349)	(3,883)	(6,749)
Income tax benefit (expense)	(246)	1,288	2,135
Net income (loss) from divested operations, after tax	$535	$(3,164)	$(4,455)

(1)	Net loss on divestitures is recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations.
6.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	December 31, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$11,448	$12,230	$—	$23,678
Other receivables	367	2,144	201	2,712
Allowance for credit losses	(327)	(960)	—	(1,287)
Accounts receivable, net	$11,488	$13,414	$201	$25,103

	December 31, 2019
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,046	$10,508	$—	$20,554
Other receivables	935	157	681	1,773
Allowance for bad debt	(223)	(626)	—	(849)
Accounts receivable, net	$10,758	$10,039	$681	$21,478
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the activity in our allowance for credit losses by portfolio segment for the year ended December 31, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	Recoveries	December 31, 2020
Trade and financed receivables:
Funeral	$(223)	$(1,142)	$—	$2,115	$(1,077)	$(327)
Cemetery	(626)	(475)	(193)	334	—	(960)
Total allowance for credit losses on Trade and financed receivables	$(849)	$(1,617)	$(193)	$2,449	$(1,077)	$(1,287)
As noted in Note 3, we acquired preneed cemetery receivables in connection with the funeral home and cemetery combination business in Lafayette, California acquired on January 3, 2020. We recorded an allowance for credit losses of $0.4 million on these acquired receivables ($0.2 million current portion shown above in Accounts receivable, net and $0.2 million non-current portion shown below in Preneed cemetery receivables, net as noted in the respective allowance rollforward tables under Allowance Recorded at Acquisition). We accounted for the allowance for credit losses on these purchased financed assets using specific identification as these assets have a unique set of risk characteristics. For these specifically identified receivables, we determined the allowance to be 60% of the face value.
Bad debt expense for accounts receivable totaled $1.1 million for both the years ended December 31, 2018 and 2019.
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2019	December 31, 2020
Cemetery interment rights	$31,366	$36,696
Cemetery merchandise and services	9,950	10,526
Cemetery financed receivables	$41,316	$47,222
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2019	December 31, 2020
Preneed cemetery receivables	$41,316	$47,222
Less: unearned finance charges	(4,522)	(4,348)
Preneed cemetery receivables, at amortized cost	$36,794	$42,874
Less: allowance for bad debt and credit losses	(1,916)	(2,604)
Less: balances due on undelivered cemetery preneed contracts	(4,823)	(7,919)
Less: amounts in accounts receivable	(9,882)	(11,270)
Preneed cemetery receivables, net	$20,173	$21,081
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the year ended December 31, 2020 (in thousands):

	January 1, 2020	Provision for Credit Losses	Allowance Recorded at Acquisition	Write Offs	December 31, 2020
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,290)	$(701)	$(171)	$518	$(1,644)
Bad debt expense for our preneed receivables totaled $0.7 million and $0.5 million for the years ended December 31, 2018 and 2019, respectively.
The amortized cost basis of our preneed cemetery receivables by year of origination as of December 31, 2020 is as follows (in thousands):

	2020	2019	2018	2017	2016	Prior	Total
Total preneed cemetery receivables, at amortized cost	$20,056	$10,593	$5,820	$3,387	$1,431	$1,587	$42,874

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aging of past due preneed cemetery receivables as of December 31, 2020 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$759	$348	$174	$1,763	$3,044	$32,219	$35,263
Deferred revenue	220	130	42	557	949	11,010	11,959
Total contracts	$979	$478	$216	$2,320	$3,993	$43,229	$47,222
The aging of past due preneed cemetery receivables as of December 31, 2019 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$745	$392	$148	$1,209	$2,494	$28,382	$30,876
Deferred revenue	219	121	147	302	789	9,651	10,440
Total contracts	$964	$513	$295	$1,511	$3,283	$38,033	$41,316
7. TRUST INVESTMENTS
Preneed trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed funeral and cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. These earnings are recognized in Other revenue on the Consolidated Statements of Operations, when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included as revenue in the period in which they are earned. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
Cemetery perpetual care trust investments represent a portion of the proceeds from the sale of cemetery property interment rights which we are required by various state laws to deposit into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized in Other revenue.
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
Changes in the fair value of our trust fund assets (Preneed funeral, cemetery and perpetual care trust investments) are offset by changes in the fair value of our trust fund liabilities (Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus) and reflected in Other, net. There is no impact on earnings until such time the services are performed or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations and the gain or loss is allocated to the contract.
For fixed income securities in an unrealized loss position, we first assess whether we intend to sell or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For fixed income securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If our assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized loss that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2019	December 31, 2020
Preneed cemetery trust investments, at market value	$74,572	$89,081
Less: allowance for contract cancellation	(2,190)	(2,477)
Preneed cemetery trust investments	$72,382	$86,604
The cost and fair market values associated with preneed cemetery trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,859	$—	$—	$1,859
Fixed income securities:
Foreign debt	2	15,953	2,083	(702)	17,334
Corporate debt	2	14,856	1,820	(358)	16,318
Preferred stock	2	11,886	980	(336)	12,530
Mortgage-backed securities	2	272	—	(159)	113
Common stock	1	30,253	7,642	(6,601)	31,294
Mutual funds:
Fixed Income	2	7,494	1,331	(185)	8,640
Trust securities		$82,573	$13,856	$(8,341)	$88,088
Accrued investment income		$993			$993
Preneed cemetery trust investments					$89,081
Market value as a percentage of cost					106.7%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	11,727
Due in five to ten years	9,810
Thereafter	24,758
Total fixed income securities	$46,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed cemetery trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,729	$—	$—	$5,729
Fixed income securities:
Foreign debt	2	5,609	312	(243)	5,678
Corporate debt	2	16,916	1,044	(649)	17,311
Preferred stock	2	14,206	904	(164)	14,946
Mortgage-backed securities	2	517	—	(114)	403
Common stock	1	28,569	2,766	(3,017)	28,318
Mutual funds:
Fixed Income	2	1,463	72	(85)	1,450
Trust Securities		$73,009	$5,098	$(4,272)	$73,835
Accrued investment income		$737			$737
Preneed cemetery trust investments					$74,572
Market value as a percentage of cost					101.1%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,517	$(57)	$371	$(645)	$2,888	$(702)
Corporate debt	784	(99)	542	(259)	1,326	(358)
Preferred stock	709	(118)	4,049	(218)	4,758	(336)
Mortgage-backed securities	—	—	112	(159)	112	(159)
Total fixed income securities with an unrealized loss	$4,010	$(274)	$5,074	$(1,281)	$9,084	$(1,555)
The following table summarized our fixed income securities within our preneed cemetery trust investments in an unrealized loss position at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Investment income	$1,596	$1,743	$2,175
Realized gains	4,546	6,353	8,922
Realized losses	(5,817)	(4,677)	(5,090)
Unrealized gains (losses), net	(6,610)	826	5,515
Expenses and taxes	(907)	(1,313)	(1,354)
Net change in deferred preneed cemetery receipts held in trust	7,192	(2,932)	(10,168)
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Purchases	$(27,006)	$(40,984)	$(48,824)
Sales	39,180	29,635	41,178
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2019	December 31, 2020
Preneed funeral trust investments, at market value	$99,246	$104,166
Less: allowance for contract cancellation	(2,911)	(2,931)
Preneed funeral trust investments	$96,335	$101,235
The cost and fair market values associated with preneed funeral trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,478	$—	$—	$18,478
Fixed income securities:
U. S. treasury debt	1	819	6	—	825
Foreign debt	2	15,144	2,018	(634)	16,528
Corporate debt	2	13,292	1,638	(310)	14,620
Preferred stock	2	10,944	900	(298)	11,546
Mortgage-backed securities	2	293	1	(155)	139
Common stock	1	28,327	7,364	(6,052)	29,639
Mutual funds:
Fixed income	2	6,475	1,198	(121)	7,552
Other investments	2	3,928	—	—	3,928
Trust securities		$97,700	$13,125	$(7,570)	$103,255
Accrued investment income		$911			$911
Preneed funeral trust investments					$104,166
Market value as a percentage of cost					105.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$825
Due in one to five years	11,103
Due in five to ten years	8,615
Thereafter	23,115
Total fixed income securities	$43,658
The cost and market values associated with preneed funeral trust investments at December 31, 2019 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,160	$—	$—	$24,160
Fixed income securities:
U.S. treasury debt	1	822	—	—	822
Foreign debt	2	5,587	309	(232)	5,664
Corporate debt	2	16,109	992	(646)	16,455
Preferred stock	2	14,094	874	(198)	14,770
Mortgage-backed securities	2	585	—	(117)	468
Common stock	1	27,652	2,773	(2,869)	27,556
Mutual funds:
Equity	1	772	617	(4)	1,385
Fixed income	2	4,364	107	(107)	4,364
Other investments	2	2,902	—	—	2,902
Trust securities		$97,047	$5,672	$(4,173)	$98,546
Accrued investment income		$700			$700
Preneed funeral trust investments					$99,246
Market value as a percentage of cost					101.5%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,225	$(55)	$337	$(579)	$2,562	$(634)
Corporate debt	763	(96)	528	(214)	1,291	(310)
Preferred stock	506	(87)	3,942	(211)	4,448	(298)
Mortgage-backed securities	—	—	111	(155)	111	(155)
Total fixed income securities with an unrealized loss	$3,494	$(238)	$4,918	$(1,159)	$8,412	$(1,397)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarized our fixed income securities within our preneed funeral trust investment in an unrealized loss position at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Investment income	$1,623	$1,753	$1,907
Realized gains	6,662	6,214	9,441
Realized losses	(5,882)	(4,612)	(4,677)
Unrealized gains (losses), net	(6,727)	1,499	5,555
Expenses and taxes	(885)	(1,129)	(878)
Net change in deferred preneed funeral receipts held in trust	5,209	(3,725)	(11,348)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Purchases	$(28,264)	$(38,984)	$(47,315)
Sales	39,955	29,983	43,270
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2019	December 31, 2020
Cemetery perpetual care trust investments, at market value	$64,047	$70,828
Obligations due from trust	(631)	(1,121)
Care trusts’ corpus	$63,416	$69,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at December 31, 2020 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$686	$—	$—	$686
Fixed income securities:
Foreign debt	2	12,539	1,641	(582)	13,598
Corporate debt	2	11,684	1,506	(240)	12,950
Preferred stock	2	10,444	819	(355)	10,908
Mortgage-backed securities	2	206	—	(121)	85
Common stock	1	23,662	6,108	(5,255)	24,515
Mutual funds:
Fixed income	2	6,444	1,054	(220)	7,278
Trust securities		$65,665	$11,128	$(6,773)	$70,020
Accrued investment income		$808			$808
Cemetery perpetual care investments					$70,828
Market value as a percentage of cost					106.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	8,819
Due in five to ten years	7,789
Thereafter	20,933
Total fixed income securities	$37,541
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarized our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2020
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,728	$(43)	$312	$(539)	$2,040	$(582)
Corporate debt	592	(74)	410	(166)	1,002	(240)
Preferred stock	1,142	(191)	3,060	(164)	4,202	(355)
Mortgage-backed securities	—	—	85	(121)	85	(121)
Total fixed income securities with an unrealized loss	$3,462	$(308)	$3,867	$(990)	$7,329	$(1,298)
The following table summarized our fixed income securities within our perpetual care trust investment in an unrealized loss position at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Realized gains	$1,364	$1,663	$2,602
Realized losses	(1,896)	(1,258)	(1,695)
Unrealized gains (losses), net	(4,405)	2,964	4,355
Net change in Care trusts’ corpus	4,937	(3,369)	(5,262)
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Investment income	$5,934	$4,500	$8,461
Realized losses	(1,355)	(377)	(387)
Total	$4,579	$4,123	$8,074
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Purchases	$(17,313)	$(26,573)	$(38,168)
Sales	25,786	17,588	34,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RECEIVABLES FROM PRENEED TRUSTS
Our receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed trusts are as follows (in thousands):

	December 31, 2019	December 31, 2020
Preneed trust funds, at cost	$18,581	$17,365
Less: allowance for contract cancellation	(557)	(521)
Receivables from preneed trusts, net	$18,024	$16,844
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2019 and 2020. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2020
Cash and cash equivalents	$4,604	$4,604
Fixed income investments	10,355	10,355
Mutual funds and common stocks	2,402	2,569
Annuities	4	4
Total	$17,365	$17,532
The composition of the preneed trust funds at December 31, 2019 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2019
Cash and cash equivalents	$4,533	$4,533
Fixed income investments	11,603	11,603
Mutual funds and common stocks	2,440	2,518
Annuities	5	5
Total	$18,581	$18,659
9. CONTRACTS FUNDED BY INSURANCE
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies. Insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. We record these insurance commissions as Other revenue, as noted in our table of disaggregated revenue in Note 21 to the Consolidated Financial Statements included herein, when the commission is no longer subject to refund, which is typically one year after the policy is issued. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred.
Generally, at the time of the sale of either the preneed insurance or preneed trust contract, the intent is that the beneficiary has made a commitment to assign the proceeds to us for the fulfillment of the service and merchandise obligations on the preneed contract at the time of need. However, this commitment is generally revocable and the proceeds from the policy are portable, so the customer can choose to use an alternative provider at the time of need.
Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $408.8 million and $395.4 million at December 31, 2019 and 2020, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheet.

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
We evaluated our financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 12), Convertible Notes (as defined in Note 13) and Senior Notes (as defined in Note 14) are classified within Level 2 of the Fair Value Measurements hierarchy.
At December 31, 2020, the carrying value and fair value of our Credit Facility was $47.2 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At December 31, 2020, the carrying value of our acquisition debt was $5.5 million, which approximated its fair value. The fair value of our Convertible Notes was approximately $3.7 million at December 31, 2020 based on the last traded or broker quoted price. The fair value of our Senior Notes was approximately $427.9 million at December 31, 2020 based on the last traded or broker quoted price.
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
The following three-level valuation hierarchy based upon the transparency of inputs is utilized in the measurement and valuation of financial assets or liabilities as of the measurement date:
•Level 1—Fair value of securities based on unadjusted quoted prices for identical assets or liabilities in active markets. Our investments classified as Level 1 securities include cash, U.S. treasury debt, common stock and equity mutual funds;
•Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include foreign debt, corporate debt, preferred stocks, mortgage-backed securities and fixed income mutual funds and other investments.
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2019 and 2020, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
See Notes 7 and 8 to our Consolidated Financial Statements herein for additional information on the fair value hierarchy levels of our trust investments and receivables from preneed trusts, respectively.
11. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2019	December 31, 2020
Tradenames	$25,233	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $7,195 and $3,193, respectively	3,915	2,785
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,127 and $1,594, respectively	2,818	3,141
Other	150	51
Intangible and other non-current assets, net	$32,116	$29,542

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Tradenames
Our tradenames have indefinite lives and therefore are not amortized. During the years ended December 31, 2019 and 2020, we increased tradenames by $7.8 million and $0.4 million, respectively, related to our 2019 and 2020 acquisitions described in Note 3 to the Consolidated Financial Statements included herein.
As a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our tradenames at March 31, 2020 and we recorded an impairment to tradenames for certain of our funeral homes of $1.1 million during the quarter ended March 31, 2020 recorded in Net loss on divestitures and impairment charges, as the carrying amount of these tradenames exceeded the fair value.
During the year ended December 31, 2020, we divested four funeral homes that had a carrying value of tradenames of $1.0 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations. During 2019, we recorded an impairment to tradenames of $0.2 million as a result of our 2019 annual impairment test as the carrying amount of certain tradenames exceeded the fair value. See Notes 1, 3 and 5 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our indefinite-lived intangible asset impairment test and discussion of our acquisitions and divestitures, respectively.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was approximately $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2018, 2019 and 2020, respectively. During the year ended December 31, 2020, we divested three funeral homes that had a carrying value of prepaid agreements not-to-compete of $0.5 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations. See Note 5 to the Consolidated Financial Statements included herein, for a discussion of our divestitures.
During the year ended December 31, 2019, we increased prepaid agreements not-to-compete by $0.4 million related to our 2019 acquisitions described in Note 3 to the Consolidated Financial Statements included herein.
Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense totaled $0.6 million for both the years ended December 31, 2019 and 2020.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of December 31, 2020 is as follows (in thousands):

	Non-Compete Agreements	Capitalized Commissions
Years ending December 31,
2021	$618	$589
2022	481	543
2023	434	488
2024	380	425
2025	373	359
Thereafter	499	737
Total amortization expense	$2,785	$3,141
12. CREDIT FACILITY AND ACQUISITION DEBT
On December 19, 2019, we entered into a third amendment and commitment increase to our $150.0 million senior secured revolving credit facility (“Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent (in such capacity, the “Administrative Agent”) to increase our commitment to $190.0 million and incurred $0.9 million in transactions costs, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
At December 31, 2020, our Credit Facility was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 14) and certain of the Company’s Credit Facility Guarantors.
The Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of the Company’s personal property assets and those of the Credit Facility Guarantors (as defined below). In the event the Company’s actual Total Leverage Ratio is not at least 0.25 less than the required Total Leverage Ratio covenant level, at the discretion of the Administrative Agent, the Administrative Agent may unilaterally compel the Company and the Credit Facility Guarantors to grant and perfect first-priority mortgage liens on fee-owned real property assets which account for no less than 50% of funeral operations EBITDA.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries and party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. At December 31, 2020, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.75 to 1.00 for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and (ii) 5.50 to 1.00 for the quarter ended December 31, 2020 and each quarter ended thereafter, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
On May 18, 2020, we received a limited waiver under our Credit Facility for the failure to comply with the Total Leverage Ratio covenant for the fiscal quarter ended March 31, 2020. In connection with the waiver, we also entered into a fourth amendment to the Credit Facility which increased the interest rate margin applicable to borrowings by up to 0.625% at each pricing level based on the Total Leverage Ratio. We did not incur any transaction costs related to the limited waiver and fourth amendment to the Credit Facility.
On August 7, 2020, we obtained a limited consent from the lenders under our Credit Facility in connection with our privately-negotiated repurchases of our Convertible Notes (as defined in Note 13). See Note 13 to the Consolidated Financial Statements included herein, for a discussion of our privately-negotiated repurchases.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility at December 31, 2020.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2020
Credit Facility	$83,800	$47,200
Debt issuance costs, net of accumulated amortization of $337 and $819, respectively	(1,618)	(1,136)
Total Credit Facility	$82,182	$46,064

Acquisition debt	$6,964	$5,509
Less: current portion	(1,306)	(1,027)
Total acquisition debt, net of current portion	$5,658	$4,482
At December 31, 2020, we had outstanding borrowings under the Credit Facility of $47.2 million. We had one letter of credit for $2.0 million issued on November 30, 2019 and outstanding under the Credit Facility, which was increased to $2.1 million on September 29, 2020. The letter of credit bears interest at 3.125% and will expire on November 26, 2021. The letter of credit automatically renews annually and secures our obligations under our various self-insured policies. At December 31, 2020, we had $140.7 million of availability under the Credit Facility after giving affect to the $2.1 million of the outstanding letter of credit.
Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At December 31, 2020, the prime rate margin was equivalent to 1.5% and the LIBOR rate margin was 2.5%. The weighted average interest rate on our Credit Facility for the years ended December 31, 2019 and 2020 was 2.9% and 3.8%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We have no material assets or operations independent of our subsidiaries. All assets and operations are held and conducted by subsidiaries, each of which have fully and unconditionally guaranteed our obligations under the Credit Facility. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Credit Facility Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Credit Facility interest expense	$4,351	$1,601	$3,738
Credit Facility amortization of debt issuance costs	234	229	482
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Acquisition debt imputed interest expense	$791	$622	$489
The aggregate maturities of our Credit Facility and acquisition debt for the next five years subsequent to December 31, 2020 and thereafter, excluding debt issuance costs, are as follows (in thousands):

	Credit Facility	Acquisition Debt
Years ending December 31,
2021	$—	$1,386
2022	—	825
2023	47,200	825
2024	—	772
2025	—	772
Thereafter	—	3,332
Total Credit Facility and acquisition debt	$47,200	$7,912
Less: Interest	—	(2,403)
Present value of Credit Facility and acquisition debt	$47,200	$5,509
13. CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”). The Convertible Notes are due on March 15, 2021 and bear interest at 2.75% per year, which is payable semi-annually in arrears on March 15 and September 15 of each year.
On May 7, 2018, we completed our exchange of approximately $115.0 million in aggregate principal amount of Convertible Notes in a privately-negotiated exchange agreement with a limited number of convertible noteholders. On December 24, 2018, we completed privately-negotiated repurchases of an additional $22.4 million in aggregate principal amount of Convertible Notes. On April 4, 2019, we completed a privately-negotiated repurchase of $25,000 in aggregate principal amount of Convertible Notes then outstanding for $27,163.
On September 9, 2020, we completed privately-negotiated repurchases of $3.8 million in aggregate principal amount of our Convertible Notes for $4.6 million in cash (including accrued interest of $0.1 million) and recorded $0.8 million for the reacquisition of the equity component. The September 2020 repurchases represented approximately 60% of the aggregate principal amount of Convertible Notes then outstanding. Following the settlement of the September 2020 repurchases, the aggregate principal amount of the Convertible Notes was reduced to approximately $2.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying values of the liability and equity components of the Convertible Notes are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	December 31, 2020
Long-term liabilities:
Principal amount	$6,319	$2,559
Unamortized discount of liability component	(319)	(20)
Convertible Notes issuance costs, net of accumulated amortization of $130 and $63, respectively	(29)	(1)
Carrying value of the liability component	$5,971	$2,538

Carrying value of the equity component	$789	$319
The carrying value of the liability component and the carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2019 and 2020.
The fair value of the Convertible Notes, which are Level 2 measurements, was $3.7 million at December 31, 2020.
At December 31, 2020, the adjusted conversion rate of the Convertible Notes is 45.9712 shares of our common stock per $1,000 principal amount of Convertible Notes, equivalent to an adjusted conversion price of $21.75 per share of common stock.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Convertible Notes interest expense	$1,878	$174	$149
Convertible Notes accretion of debt discount	$2,192	$241	$216
Convertible Notes amortization of debt issuance costs	$245	$24	$20
The remaining unamortized debt discount and the remaining unamortized debt issuance costs are being amortized using the effective interest method over the remaining term of approximately two months of the Convertible Notes. The effective interest rate on the unamortized debt discount for both years ended December 31, 2019 and 2020 was 11.4%. The effective interest rate on the debt issuance costs for the years ended December 31, 2019 and 2020 was 3.2% and 3.1%, respectively.
The aggregate maturities of our Convertible Notes for the next five years subsequent to December 31, 2020 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Present Value
Years ending December 31,
2021	$2,559	$(20)	$2,539
2022	—	—	—
2023	—	—	—
2024	—	—	—
2025	—	—	—
Thereafter	—	—	—
Total	$2,559	$(20)	$2,539
14. SENIOR NOTES
On May 31, 2018, we issued $325.0 million in aggregate principal amount of our 6.625% senior notes due 2026 (the “Initial Senior Notes”) and related guarantees in a private offering under Rule 144A and Regulations S under the Securities Act. The Initial Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee.
On December 19, 2019, we issued an additional $75.0 million in aggregate principal amount of our Initial Senior Notes (the “Additional Senior Notes” and, together with the Initial Senior Notes, the “Senior Notes”) and related guarantees by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act. The Additional Senior Notes were issued as additional securities under the Indenture.
We received proceeds of $76.9 million from the issuance of the Additional Senior Notes, net of a debt premium of $1.7 million (plus accrued interest of $0.2 million). We incurred $1.0 million in debt issuance costs related to the Additional Senior Notes. The Senior Notes are treated as a single class of securities under the Indenture, and the Additional Senior Notes have identical terms to the Initial Senior Notes, except with respect to the date of issuance, the issue price, the initial interest accrual date and the initial interest payment date.
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
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2019	December 31, 2020
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $0 and $221, respectively	1,688	1,467
Debt discount, net of accumulated amortization of $492 and $1,020, respectively	(4,110)	(3,582)
Debt issuance costs, net of accumulated amortization of $216 and $496, respectively	(2,131)	(1,917)
Carrying value of the Senior Notes	$395,447	$395,968
The fair value of the Senior Notes, which are Level 2 measurements, was $427.9 million at December 31, 2020.
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 65 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Initial Senior Notes, which were issued in May 2018, for the year ended December 31, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the Additional Senior Notes, which were issued in December 2019, for year ended December 31, 2020 was 6.20% and 6.90%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Senior Notes interest expense	$12,620	$21,711	$26,500
Senior Notes amortization of debt discount	273	493	528
Senior Notes amortization of debt premium	—	—	221
Senior Notes amortization of debt issuance costs	77	139	280
The aggregate maturities of our Senior Notes for the next five years subsequent to December 31, 2020 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Premium Amortization	Present Value
Years ending December 31,
2021	$—	$(565)	$235	$(330)
2022	—	(605)	250	(355)
2023	—	(648)	266	(382)
2024	—	(694)	283	(411)
2025	—	(744)	301	(443)
Thereafter	400,000	(326)	132	399,806
Total	$400,000	$(3,582)	$1,467	$397,885
15. LEASES
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
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Years Ended December 31,
	Income Statement Classification	2019	2020
Operating lease cost	Facilities and grounds expense(1)	$3,722	$3,795
Short-term lease cost	Facilities and grounds expense(1)	277	224

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$498	$439
Interest on lease liabilities	Interest expense	520	496
Total finance lease cost		1,018	935
Total lease cost		$5,017	$4,954

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and Home office depreciation and amortization on our Consolidated Statements of Operations.
Variable lease expense was immaterial for the years ended December 31, 2019 and 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental cash flow information related to our leases is as follows (in thousands):

	Years Ended December 31,
	2019	2020
Cash paid for operating leases included in operating activities	$3,910	$3,383
Cash paid for finance leases included in financing activities	872	828
Right-of-use assets obtained in exchange for new leases are as follows (in thousands):

	Years Ended December 31,
	2019	2020
Right-of-use assets obtained in exchange for new operating lease liabilities(1)	$8,175	$782
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

(1)
During the year ended December 31, 2019, we modified an existing operating lease to extend the term through 2030. As a result of this modification, we increased our lease liabilities and right-of-use assets by $8.2 million.

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2019	December 31, 2020
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,304	$21,201

Finance lease right-of-use assets	Property, plant and equipment, net	6,770	6,770
Accumulated depreciation	Property, plant and equipment, net	(1,566)	(2,005)
Finance lease right-of-use assets, net		$5,204	$4,765

Operating lease current liabilities	Current portion of operating lease obligations	$1,554	$2,082
Finance lease current liabilities	Current portion of finance lease obligations	290	323
Total current lease liabilities		$1,844	$2,405

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$21,533	$20,302
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,854	5,531
Total non-current lease liabilities		$27,387	$25,833

Total lease liabilities		$29,231	$28,238
The average lease terms and discount rates as of December 31, 2020 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.7	8.1%
Finance leases	5.9	8.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate future lease payments for operating and finance leases as of December 31, 2020 are as follows (in thousands):

	Operating	Finance
Lease payments due:
2021	$3,794	$836
2022	3,422	860
2023	3,301	860
2024	3,292	791
2025	3,156	736
Thereafter	16,188	5,555
Total lease payments	$33,153	$9,638
Less: Interest	(10,769)	(3,784)
Present value of lease liabilities	$22,384	$5,854
As of December 31, 2020, we had no additional significant operating or finance leases that had not yet commenced.
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
We have employment agreements with our executive officers and certain of our senior leadership. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired.
At December 31, 2020, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting	Employment(a)	Total
Years ending December 31,
2021	$2,103	$879	$3,729	$6,711
2022	1,569	537	3,456	5,562
2023	1,063	266	1,181	2,510
2024	691	114	900	1,705
2025	431	51	900	1,382
Thereafter	439	—	1,912	2,351
Total	$6,296	$1,847	$12,078	$20,221

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term. See Note 25 to the Consolidated Financial Statements included herein for additional information regarding Mr. Payne's employment agreement.
Defined Contribution Plan
We sponsor a defined contribution plan, a 401K plan, for the benefit of our employees. Matching contributions and plan administrative expenses totaled $2.1 million, $2.0 million and $2.3 million during the years ended December 31, 2018, 2019 and 2020, respectively. We do not offer any post-retirement or post-employment benefits.
Litigation
We are a party to various litigation matters and proceedings. For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be reasonably estimated, we establish the necessary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
17. INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2019	2020
Current:
U. S. federal provision (benefit)	$1,489	$(2,039)	$1,778
State provision (benefit)	1,309	(195)	2,177
Total current provision (benefit)	$2,798	$(2,234)	$3,955
Deferred:
U. S. federal provision	$2,831	$8,056	$3,994
State provision	992	2,061	603
Total deferred provision	$3,823	$10,117	$4,597
Total income tax provision	$6,621	$7,883	$8,552
A reconciliation of income taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations is as follows (dollars in thousands):

	Years Ended December 31,
	2018		2019		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$3,834	21.0%	$4,707	21.0%	$5,175	21.0%
Effect of state income taxes, net of federal benefit	1,776	9.7	1,352	6.0	2,080	8.4
Effect of non-deductible expenses and other, net	1,451	7.9	947	4.2	460	1.9
Effect of divestitures and impairment of businesses	—	—	911	4.10	846	3.4
Change in valuation allowance	26	0.1	(34)	(0.2)	(9)	—
Re-measurement of deferred taxes due to tax reform	(466)	(2.5)	—	—	—	—
Total	$6,621	36.2%	$7,883	35.1%	$8,552	34.7%
Discrete tax expense for the year ended December 31, 2020 includes $0.1 million expense related to stock based compensation and $0.5 million primarily related to return to provision adjustments, state legislative changes and other discrete items.
We are subject to taxation in the United States and various states. As of December 31, 2020, tax years 2013 to 2019 are subject to examination by taxing authorities. On May 10, 2017, we filed amended federal returns for the tax years ended December 31, 2013, 2014 and 2015, which generated refunds of approximately $1.9 million. The amended returns are under audit and as a result, the administrative processing of the carryback claims requires that the statute for tax years 2013 to 2015 remains open.
In connection with the 2019 stock acquisition of Calvary Memorial Park cemetery in Fairfax, Virginia, a 338(h)(10) election was filed April 24, 2020, which allowed the basis in the acquired assets to be stepped up to fair market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 30, 2020, Carriage filed a carryback claim for a refund for the tax year ended December 31, 2018, for $7.0 million. The requested refund was received on August 7, 2020. On November 3, 2020, Carriage filed a carryback claim for refund for the tax year ended December 31, 2019, for $1.2 million. The requested refund for tax year 2019 has not yet been received. On December 4, 2020, Carriage filed an amended federal return for the tax year ended December 31, 2018, in order to take full advantage of the CARES Act legislative changes. The changes reported in the amended return resulted in additional $2.3 million of loss. The additional losses generated from the amended filing will be administratively carried back and processed as part of the Joint Committee review of the 2018 carryback claim.
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2019	2020
Deferred income tax assets:
Net operating loss carryforwards	$3,602	$1,570
Interest expense limitation	4,190	18
Tax credit carryforwards	100	100
State depreciation	1,124	1,264
Accrued and other liabilities	5,124	6,313
Amortization of non-compete agreements	1,104	1,117
Prepaid and other assets	—	741
Total deferred income tax assets	15,244	11,123
Less valuation allowance	(234)	(222)
Total deferred income tax assets	$15,010	$10,901
Deferred income tax liabilities:
Depreciation and amortization	$(49,568)	$(50,946)
Preneed liabilities	(6,446)	(6,427)
Convertible subordinated notes due 2021	(75)	(5)
Prepaid and other assets	(289)	—
Total deferred income tax liabilities	(56,378)	(57,378)
Total net deferred tax liabilities	$(41,368)	$(46,477)
Our deferred tax assets and liabilities, along with related valuation allowances, are classified as non-current on our Consolidated Balance Sheet at December 31, 2019 and 2020.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more likely than not that the tax benefits will be realized. We recognized an immaterial net decrease in our valuation allowance during 2020.
For state reporting purposes, we have $32.7 million of net operating loss carryforwards that will expire between 2021 and 2039, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more likely than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2020 was attributable to the deferred tax asset related to a portion of the state operating losses.
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
At December 31, 2020, the Company’s unrecognized tax benefits reserve for uncertain tax positions primarily relates to losses generated from pending accounting method changes filed for the tax year ended December 31, 2018, being carried back 5 years, under the CARES Act. In 2018, we filed two Form 3115s, Application for Change in Accounting Method, to request consent to change the method of accounting for deferred revenue for our cemetery property and cemetery merchandise and service operations beginning January 1, 2018. These method changes are still under review. Therefore, the unrecognized tax benefit reserve for the years ended December 31, 2019 and 2020 was $0.7 million and $3.7 million, respectively. There was no reserve recorded at December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2018	2019	2020
Unrecognized tax benefit at beginning of year	$—	$—	$691
Gross increases - tax positions in prior period	—	691	—
Gross decreases - tax positions in prior period	—	—	(691)
Gross increases - tax positions in current period	—	—	3,656
Unrecognized tax benefit at end of year	$—	$691	$3,656
Included in balance of unrecognized tax benefit for the years ended December 31, 2019 and 2020 were $0.7 million and $3.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. At December 31, 2020, we expect that the $3.7 million of unrecognized tax benefit will be recognized in the next twelve months. We recognize interest accrued related to unrecognized tax benefit as income tax expense. As of December 31, 2020, we accrued an immaterial amount of interest related to the unrecognized tax benefit.
18. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 25,880,362 and 26,020,494 shares issued and outstanding, net of 8,025,339 shares held in treasury at par, at December 31, 2019 and 2020, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2020, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The 2017 Plan expires on May 17, 2027. All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”).
At December 31, 2020, we had 1,782,824 shares available to issue under our 2017 Plan. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
Restricted Stock
During the year ended December 31, 2020, we issued restricted stock to certain employees totaling 10,200 shares that vest over a three year period and had an aggregate grant date market value of $0.3 million at a weighted average stock price of $25.00. In 2019, a total of 25,550 shares of restricted stock were awarded with a grant date market value of $0.5 million. In 2018, a total of 86,260 shares of restricted stock were awarded with a grant date market value of $2.2 million.
A summary of the status of unvested restricted stock as of December 31, 2020, and changes during 2020, is presented below:

Restricted stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2020	69,745	$23.56
Granted	10,200	25.00
Vested	(34,815)	24.26
Cancelled	—	—
Unvested at December 31, 2020	45,130	$23.34
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for restricted stock awards of $0.8 million, $0.8 million and $0.7 million the years ended December 31, 2018, 2019 and 2020, respectively.
At December 31, 2020, we had $1.1 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of approximately 0.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Options
During the year ended December 31, 2020, we granted 20,000 options to a certain key employee at a weighted average price of $18.02. These options will vest in one-third increments over a three-year period and have a ten-year term. The fair value of these options was $0.1 million. On June 26, 2020, we cancelled 100,000 options in connection with the resignation of our President and Chief Operating Officer.
In 2019, a total of 100,000 stock options were awarded, the fair value of which was $0.6 million. In 2018, a total of 212,940 stock options were awarded, the fair value of which was $1.4 million.
Stock options are granted with an exercise price equal to the closing price of our common stock on the date of grant. All of the options granted and outstanding under this plan have either a seven or ten-year term. We utilize the Black-Scholes option valuation model for estimating the fair value of our stock options. This model allows the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in the valuation model is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant.
The fair values of our stock options were calculated using the following weighted average assumptions, based on the methods described above:

	Years Ended December 31,
	2018	2019	2020
Dividend yield	1.18%	1.23%	1.67%
Expected volatility	27.08%	27.45%	38.54%
Risk-free interest rate	2.65%	1.65%	0.25%
Expected holding period (years)	5.0	5.0	3.7
Black-Scholes value	$6.38	$5.70	$4.61
A summary of the stock options at and changes during the three years ended December 31, 2020 is presented in the table and narrative below (shares in thousands):

	Years Ended December 31,
	2018		2019		2020
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at January 1, 2020	1,934	$20.85	1,523	$21.95	1,078	$23.22
Granted	213	$25.43	100	$24.35	20	$18.02
Exercised (1)	(459)	$17.73	(247)	$17.37	(40)	$13.72
Cancelled or expired	(165)	$25.34	(298)	$21.96	(146)	$23.97
Outstanding at December 31, 2020	1,523	$21.95	1,078	$23.22	912	$23.40
Exercisable at December 31, 2020	1,001	$20.29	643	$22.02	668	$22.90

(1)	For the year ended December 31, 2020, 20,000 options were surrendered by employees to pay the option price and taxes related to the option exercises.
The aggregate intrinsic value of the outstanding and exercisable stock options was $7.2 million and $5.6 million at December 31, 2020. The total intrinsic value of options exercised during the years ended December 31, 2018, 2019 and 2020 totaled $3.9 million, $1.2 million and $0.5 million, respectively.
The total fair value of stock options vested during 2018, 2019 and 2020 totaled $1.5 million, $0.9 million and $0.7 million, respectively. We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for stock options of $1.0 million, $0.7 million and $0.7 million for the years ended December 31, 2018, 2019 and 2020, respectively.
At December 31, 2020, there was $0.8 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted average period of approximately 1.53 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table further describes our outstanding stock options at December 31, 2020:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/20	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/20	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$5.94 - $5.94	22,674	1.18	$5.94	22,674	1.18	$5.94
$18.02 - $22.58	461,472	2.41	$21.68	415,432	2.14	$21.96
$25.43 - $26.54	427,590	6.50	$26.19	229,776	6.43	$26.28
$5.94 - $26.54	911,736	4.30	$23.40	667,882	3.58	$22.90
Performance Awards
On February 19, 2020, we granted 237,500 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was $2.8 million and was determined by using the Monte-Carlo simulation pricing model. On May 19, 2020, we cancelled all performance award agreements previously awarded to all individuals during 2019 and the February 19, 2020 award.
Concurrently with the cancellation, the Compensation Committee of the Board approved a new performance award (“new performance award”) to be issued to certain employees. These awards will vest (if at all) on December 31, 2024 provided that the Company’s common stock reaches one of five predetermined growth targets for a sustained period beginning on the grant date of May 19, 2020 and ending on December 31, 2024. The new performance award was treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation costs. At December 31, 2020, there was $5.0 million of unrecognized compensation cost related to performance awards expected to be recognized over a weighted average period of 4.0 years.
A summary of the new performance award and changes during the year ended December 31, 2020 is presented in the table and below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value
At January 1, 2020	—	—
Granted	399,664	$10.79
Vested	—	—
Cancelled	(33,538)	$9.69
At December 31, 2020	366,126	$10.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the new performance awards granted during the year ended December 31, 2020, their respective fair values and the assumptions utilized in the Monte-Carlo simulation pricing model:

Grant date	May 19, 2020	June 25, 2020	July 30, 2020	August 31, 2020	October 30, 2020
Performance period	May 19, 2020 - December 31, 2024	June 25, 2020 - December 31, 2024	July 30, 2020 - December 31, 2024	August 31, 2020 - December 31, 2024	October 30, 2020 - December 31, 2024
Awards granted	368,921	13,974	2,795	6,987	6,987
Fair value (in millions) (1)	$3.6	$0.2	$0.1	$0.2	$0.3
Simulation period (years)	4.62	4.52	4.42	4.33	4.17
Share price at grant date	$15.79	$18.02	$23.10	$22.14	$25.81
Expected volatility	34.54%	36.24%	37.43%	37.71%	38.72%
Risk-free interest rate	0.33%	0.29%	0.20%	0.24%	0.30%

(1)	The total fair value of the new performance awards granted is $4.3 million.
During 2019, we granted 306,623 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was $1.6 million and was determined by using the Monte-Carlo simulation pricing model. These performance awards were cancelled on May 19, 2020.
During 2018, we granted 113,320 performance awards to our leadership team and certain key employees, payable in shares. The fair value of these performance awards was approximately $2.9 million and was determined by using the weighted average stock price on the grant date of $25.43. These performance awards were cancelled on November 29, 2019.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for performance awards of $4.4 million, $0.2 million and $0.9 million during the years ended December 31, 2018, 2019 and 2020, respectively.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter). In 2020, employees purchased a total of 71,908 shares at a weighted average price of $16.71 per share. In 2019, employees purchased a total of 73,731 shares at a weighted average price of $13.18 per share. In 2018, employees purchased a total of 49,938 shares at a weighted average price of $18.56 per share.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for our ESPP of approximately $0.2 million, $0.3 million and $0.4 million during the years ended December 31, 2018, 2019 and 2020, respectively.
The fair values of the right to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	Years Ended December 31,
	2018	2019	2020
Dividend yield	1.4%	1.4%	1.5%
Expected volatility	20.9%	36.1%	48.6%
Risk-free interest rate	1.44%, 1.61%, 1.72%, 1.83%	2.42%, 2.51%, 2.56%, 2.60%	1.54%, 1.57%, 1.57%, 1.56%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, .0.75, 1.00	0.25, 0.50, 0.75, 1.00
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
During 2019, we issued 14,844 shares of our common stock to certain employees, which were valued at approximately $0.3 million at a grant date stock price of $19.92.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2018, we issued 5,712 shares of our common stock to certain employees, which were valued at approximately $0.1 million at a grant date stock price of $25.43.
Director (Non-Employee) Compensation Plans
On February 19, 2020, our Board revised the Director Compensation Policy to provide that each independent director is entitled to a quarterly retainer of $35,000 payable in cash and/or unrestricted shares of our common stock at the end of each quarter. The Lead Director and chairman of our Audit Committee are entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 each at the end of each quarter, and the chairman of our Corporate Governance and Compensation Committees are entitled to an additional annual retainer of $5,000, payable in quarterly installments of $1,250 each at the end of each quarter. Any new independent director will receive upon admission to the Board a grant of $25,000 (in addition to the independent director annual retainer prorated at the time the new director is admitted to the Board) which can be taken in cash or unrestricted shares of our common stock. The number of shares of such common stock will be determined by dividing the cash amount by the closing price of our common stock on the date of grant, which will be the date of admission to the Board.
On April 23, 2020, as part of our broad-based effort to respond to COVID-19, the Board approved a temporary reduction of the quarterly retainer for our non-employee directors from $35,000 per quarter to $29,750 per quarter (or 15%) effective April 19, 2020. On June 26, 2020, the Board voted to reinstate the quarterly retainer back to 100% effective as of June 28, 2020.
On July 30, 2020, the Board elected Dr. Achille Messac to serve as a Class II Director until the 2022 annual meeting of shareholders. Mr. Messac was appointed to serve on the Audit, Compensation and Corporate Governance Committees.
Pursuant to the revised Director Compensation Policy described above, for the year ended December 31, 2020, we granted 30,883 shares of our common stock to six Directors, which were valued at $0.7 million at a weighted average stock price of $21.16. For the year ended December 31, 2019, we granted 7,458 shares of our common stock to two Directors, which were valued at $0.2 million at a weighted average stock price of $20.78. For the year ended December 31, 2018, we granted 7,403 shares of our common stock to three Directors, which were valued at $0.2 million at a weighted average stock price of $20.52.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to Directors above, of $0.5 million, $0.5 million and $0.9 million during the years ended December 31, 2018, 2019 and 2020, respectively.
Cash Dividends
On May 19, 2020, the Board approved an increase of $0.05 per share to our annual dividend beginning with the dividend declaration in the third quarter. On October 27, 2020, the Board approved an additional increase of $0.0125 per share for a total annual dividend of $0.40 per share beginning with the dividend declaration in the fourth quarter.
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569
December 1st	$0.1000	$1,797

2019	Per Share	Dollar Value
March 1st	$0.0750	$1,360
June 1st	$0.0750	$1,365
September 1st	$0.0750	$1,336
December 1st	$0.0750	$1,337

19. SHARE REPURCHASE PROGRAM
During the year ended December 31, 2018, we repurchased 1,101,969 shares of common stock for a total cost of $17.7 million at an average cost of $16.03 per share pursuant to our share repurchase program. On July 31, 2019, our Board approved an additional $25.0 million under our share repurchase program in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the year ended December 31, 2019, we repurchased 400,000 shares of common stock for a total cost of $7.8 million at an average cost of $19.39 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares.
During the year ended December 31, 2020, we did not repurchase any common shares. At December 31, 2020, we had approximately $25.6 million available for repurchase under our share repurchase program.
20. EARNINGS PER SHARE
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and included in the computation of both basic and diluted earnings per share. Our grants of stock awards to our employees are considered participating securities and we have prepared our earnings per share calculations to exclude earnings allocated to unvested restricted stock awards, using the two-class method, in the basic and diluted weighted average shares outstanding calculation.
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2018	2019	2020
Numerator for basic and diluted earnings per share:
Net income	$11,645	$14,533	$16,090
Less: Earnings allocated to unvested restricted stock	(57)	(62)	(46)
Income attributable to common stockholders	$11,588	$14,471	$16,044

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,971	17,877	17,872
Effect of dilutive securities:
Stock options	66	118	196
Convertible Notes	337	10	9
Denominator for diluted earnings per common share - weighted average shares outstanding	18,374	18,005	18,077

Basic earnings per common share	$0.64	$0.81	$0.90
Diluted earnings per common share	$0.63	$0.80	$0.89
The fully diluted weighted average shares outstanding for the years ended December 31, 2018, 2019 and 2020, and the corresponding calculation of fully diluted earnings per share, included approximately 337,000, 10,000 and 9,000 shares that would have been issued upon the conversion of our convertible subordinated notes as a result of the application of the if-converted method prescribed by the FASB ASC 260.
During the year ended December 31, 2020, no stock options were excluded from the computation of diluted earnings per share. For the years ended December 31, 2018 and 2019, there were 1,660,919 and 338,440 stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. SEGMENT REPORTING
We conduct funeral and cemetery operations only in the United States. Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Year Ended, December 31, 2020
	Funeral	Cemetery	Total
Services	$150,283	$14,701	$164,984
Merchandise	84,787	10,778	95,565
Cemetery property	—	44,065	44,065
Other revenue	14,068	10,766	24,834
Total	$249,138	$80,310	$329,448

Year Ended, December 31, 2019
	Funeral	Cemetery	Total
Services	$131,636	$10,918	$142,554
Merchandise	75,682	7,665	83,347
Cemetery property	—	31,167	31,167
Other revenue	9,550	7,489	17,039
Total	$216,868	$57,239	$274,107

Year Ended, December 31, 2018
	Funeral	Cemetery	Total
Services	$127,262	$11,342	$138,604
Merchandise	74,644	8,158	82,802
Cemetery property	—	29,451	29,451
Other revenue	8,819	8,316	17,135
Total	$210,725	$57,267	$267,992
The following table presents operating income (loss), income (loss) before income taxes, depreciation and amortization, interest expense, income tax expense (benefit), total assets, long-lived assets, capital expenditures and number of operating locations by segment (in thousands, except number of operating locations):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
2020	$57,622	$26,859	$(27,254)	$57,227
2019	58,756	15,983	(27,296)	47,443
2018	60,035	14,717	(32,640)	42,112
Income (loss) before income taxes:
2020	$56,875	$27,087	$(59,320)	$24,642
2019	58,844	16,025	(52,453)	22,416
2018	58,896	15,108	(55,738)	18,266
Depreciation and amortization:
2020	$11,586	$6,376	$1,427	$19,389
2019	11,128	5,227	1,416	17,771
2018	10,726	4,891	1,813	17,430
Interest expense:
2020	$1,004	$13	$31,498	$32,515
2019	1,142	—	24,380	25,522
2018	1,339	—	19,770	21,109
Income tax expense (benefit):
2020	$19,738	$9,401	$(20,587)	$8,552
2019	20,694	5,635	(18,446)	7,883
2018	21,349	5,476	(20,204)	6,621
Total assets:
2020	$764,535	$366,964	$14,326	$1,145,825
2019	790,459	314,413	24,883	1,129,755
2018	686,470	226,475	4,557	917,502
Long-lived assets:
2020	$619,588	$172,122	$995	$792,705
2019	650,179	145,158	1,303	796,640
2018	572,916	89,654	1,538	664,108
Capital expenditures:
2020	$6,997	$7,025	$1,176	$15,198
2019	8,403	5,772	1,204	15,379
2018	8,296	3,989	1,241	13,526
Number of operating locations at year end:
2020	178	32	—	210
2019	186	31	—	217
2018	182	29	—	211

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTARY DATA
Balance Sheet
The detail of certain balance sheet accounts is as follows (in thousands):

	December 31,
	2019	2020
Prepaids and other current assets:
Prepaid expenses	$1,596	$1,919
Deposit on pending acquisition	5,000	—
Federal income tax receivable	2,973	—
State income tax receivable	986	—
Other current assets	112	157
Total other current assets	$10,667	$2,076

Current portion of debt and lease obligations:
Current portion of acquisition debt	$1,306	$1,027
Current portion of finance lease obligations	290	323
Current portion of operating lease obligations	1,554	2,082
Total current portion of debt and lease obligations	$3,150	$3,432

Accrued and other liabilities:
Accrued salaries and wages	$4,323	$1,392
Accrued incentive compensation	9,199	11,139
Accrued vacation	2,880	3,271
Accrued insurance	2,329	3,016
Accrued interest	2,299	2,291
Accrued ad valorem and franchise taxes	678	435
Employer payroll tax deferral	—	1,773
Accrued commissions	560	634
Perpetual care trust taxes payable	401	908
Income tax payable	—	798
Other accrued liabilities	1,357	1,825
Unrecognized tax benefit	—	3,656
Total accrued and other liabilities	$24,026	$31,138

Other long-term liabilities:
Incentive compensation	$1,267	$2,975
Contingent consideration	470	—
Employer payroll tax deferral	—	1,773
Total other long-term liabilities	$1,737	$4,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The tables below set forth consolidated operating results by fiscal quarter (in thousands, except earnings per share):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Revenue	$77,490	$77,477	$84,393	$90,088
Gross profit	23,171	25,160	27,874	29,718
Net income (loss)	$(4,197)	$6,397	$5,525	$8,365
Basic earnings (loss) per common share: (a)	$(0.23)	$0.36	$0.31	$0.47
Diluted earnings (loss) per common share: (a)	$(0.23)	$0.36	$0.31	$0.46

2019
Revenue	$69,081	$67,752	$66,125	$71,149
Gross profit	21,600	19,250	18,056	20,679
Net income	$6,525	$4,862	$577	$2,569
Basic earnings per common share: (a)	$0.36	$0.27	$0.03	$0.14
Diluted earnings per common share: (a)	$0.36	$0.27	$0.03	$0.14

(a)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per share amounts may not equal the total computed due to rounding.
24. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2018	2019	2020
Cash paid for interest and financing costs	$18,858	$23,870	$30,935
Cash paid for taxes	$3,543	$378	$2,555
Cash refund received for taxes	$—	$—	$7,012
25. SUBSEQUENT EVENTS
On January 25, 2021, the Company detected that its information technology (“IT”) system was affected by a ransomware incident. Upon learning of the incident, the Company undertook immediate steps to address the incident, including engaging IT security and forensics experts and working diligently with these experts to assess the impact on the Company’s IT systems, implementing additional security measures to help prevent a similar incident in the future, and to restore any of its IT systems that were impacted by the incident. We have insurance coverage to protect against this type of ransomware attack and therefore the Company expects that recovery of the losses related to the incident is likely after a deductible. As of February 11, 2021, the restoration of any impacted systems was complete.
While we are taking all appropriate measures to safeguard the integrity of our IT infrastructure, data, and employee, customer and vendor information and prevent such an event from reoccurring, we cannot provide reasonable assurance that similar incidents may occur in the future. Refer to Part I, Item 1A. Risk Factors for risks related to our business.
On January 28, 2021, we received a conversion notice from a holder of our Convertible Notes exercising their right to convert. Following receipt of the conversion notice, in accordance with the terms of the Indenture, we provided notice to settle such conversion in cash, which will settle on the third business day immediately following the applicable 25-day period observation period, as more fully described in the Indenture.
On February 17, 2021, the Company entered into an amendment to the employment agreement of Melvin C. Payne, the Company’s Chief Executive Officer and Chairman of the Board (the “Amendment”), to extend the term of his employment to February 17, 2028. The Amendment also increases the minimum amount for Mr. Payne’s base salary to $900,000 and includes consideration paid by the Company to Mr. Payne in the form of Company stock options that only vest if the price of the Company's stock reaches predetermined price targets.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2018:
Allowance for bad debts, current portion	$835	$1,111	$1,177	$769
Allowance for bad debts of preneed cemetery receivables, non-current portion	$2,278	$730	$1,781	$1,227
Employee severance accruals	$—	$1,649	$508	$1,141
Valuation allowance of the deferred tax asset	$244	$32	$—	$276

Year ended December 31, 2019:
Allowance for bad debts, current portion	$769	$1,088	$1,008	$849
Allowance for bad debts of preneed cemetery receivables, non-current portion	$1,227	$532	$469	$1,290
Employee severance accruals	$1,141	$1,265	$1,569	$837
Valuation allowance of the deferred tax asset	$276	$—	$43	$233

Year ended December 31, 2020:
Allowance for credit losses, current portion	$849	$1,617	$1,179	$1,287
Allowance for credit losses of preneed cemetery receivables, non-current portion	$1,290	$701	$347	$1,644
Employee severance accruals	$837	$596	$1,271	$162
Valuation allowance of the deferred tax asset	$233	$—	$11	$222

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2020, as stated in their report which is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Viki K. Blinderman
Viki K. Blinderman
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)
March 2, 2021

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2020, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (the “Code”), which is applicable to each of our Directors, Officers, and employees, including our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code is available on our internet website at www.carriageservices.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.
The information required by Item 10 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	911,736	$23.40	1,782,824
Equity compensation plans not approved by security holders	—	—	—
Total	911,736	$23.40	1,782,824

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2020.
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
    (3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2021 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

4.9	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

4.10	Summary of Securities Registered under Section 12. Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K filed on February 28, 2020.

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

10.14	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

10.15	Employment Agreement with Mark R. Bruce dated January 4, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.16	Employment Letter with Mark R. Bruce dated March 14, 2012. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2013. †

10.17	Director Compensation Policy dated March 5, 2012. Incorporated by reference to Exhibit 10.24 to Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2011. †

10.18
Incentive Stock Option Agreement Under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.19
Restricted Stock Agreement Under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.20
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.21
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.22
Form of Employee Performance Share Unit Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.23
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.24
Release and Separation Agreement by and between Carriage Services, Inc. and Mark R. Bruce, dated effective November 1, 2018. Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2018. †

10.25
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 26, 2019. †

10.26
Employment Agreement dated November 5, 2019, by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.27
First Amendment to Employment Agreement dated February 17, 2021 by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021. †

10.28
Employment Agreement dated November 5, 2019, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.29
Employment Agreement dated November 5, 2019, by and between the Company and Paul Elliot. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.30
Employment Agreement dated November 5, 2019, by and between the Company and Viki K. Blinderman. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.31
Employment Agreement dated November 5, 2019, by and between the Company and Carl Benjamin Brink. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.32
Employment Agreement dated December 1, 2019, by and between Carriage Services, Inc. and William W. Goetz. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2019. †

10.33
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2020. †

10.34
Transaction Agreement dated as of November 25, 2019 by and among Carriage Funeral Holdings, Inc., Carriage Holdings Virginia, Inc., Carriage Services of Virginia LLC, Calvary Memorial Park, Inc., Fairfax Memorial Funeral Home, L.L.C., Holder Representative and Carriage Services, Inc. Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K filed on February 28, 2020. ++

10.35
Amendment to the Transaction Agreement dated as of December 30, 2019 by and among Carriage Funeral Holdings, Inc., Carriage Holdings Virginia, Inc., Carriage Services of Virginia LLC, Calvary Memorial Park, Inc., Fairfax Memorial Funeral Home, L.L.C., Holder Representative and Carriage Services, Inc. Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K filed on February 28, 2020.

10.36
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

10.38
Limited Consent to Credit Agreement, dated as of August 7, 2020, by and among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ending September 30, 2020.

10.39	Form of Notes Repurchase Agreement, Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2020.

*10.40	Release and Separation Agreement by and between Carriage Services, Inc. and Viki K. Blinderman, dated February 2, 2021 and effective March 31, 2021. †

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Viki K. Blinderman in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Viki K. Blinderman in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

__________________

(*)	Filed herewith.

(**)	Furnished herewith.

(†)	Management contract or compensatory plan or arrangement.

(++)	Portions of this exhibit have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2021.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	March 2, 2021

/s/ Viki K. Blinderman	Senior Vice President and Chief Accounting Officer	March 2, 2021
Viki K. Blinderman	(Principal Financial Officer)

/s/ Adeola Olaniyan	Corporate Controller and Principal Accounting Officer	March 2, 2021
Adeola Olaniyan

/s/ Donald D. Patteson Jr.	Director	March 2, 2021
Donald D. Patteson Jr.

/s/ James R. Schenck	Director	March 2, 2021
James R. Schenck

/s/ Barry K. Fingerhut	Director	March 2, 2021
Barry K. Fingerhut

/s/ Bryan D. Leibman	Director	March 2, 2021
Bryan D. Leibman

/s/ Douglas Meehan	Director	March 2, 2021
Douglas Meehan

/s/ Achille Messac	Director	March 2, 2021
Achille Messac