Form 10-Q
period 2021-03-31
CARRIAGE SERVICES INC
filed 2021-05-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 30, 2021 was 18,048,354.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2020	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$889	$406
Accounts receivable, net	25,103	25,585
Inventories	7,259	7,386
Prepaid and other current assets	2,076	2,076
Total current assets	35,327	35,453
Preneed cemetery trust investments	86,604	92,363
Preneed funeral trust investments	101,235	105,201
Preneed cemetery receivables, net	21,081	21,533
Receivables from preneed trusts, net	16,844	16,976
Property, plant and equipment, net	269,051	267,055
Cemetery property, net	101,134	101,109
Goodwill	392,978	391,972
Intangible and other non-current assets, net	29,542	29,502
Operating lease right-of-use assets	21,201	20,747
Cemetery perpetual care trust investments	70,828	75,815
Total assets	$1,145,825	$1,157,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,432	$3,301
Accounts payable	11,259	9,543
Accrued and other liabilities	31,138	39,599
Convertible subordinated notes due 2021	2,538	—
Total current liabilities	48,367	52,443
Acquisition debt, net of current portion	4,482	4,442
Credit facility	46,064	27,282
Senior notes due 2026	395,968	396,122
Obligations under finance leases, net of current portion	5,531	5,445
Obligations under operating leases, net of current portion	20,302	19,876
Deferred preneed cemetery revenue	47,846	48,840
Deferred preneed funeral revenue	27,992	28,181
Deferred tax liability	46,477	47,991
Other long-term liabilities	4,748	2,677
Deferred preneed cemetery receipts held in trust	86,604	92,363
Deferred preneed funeral receipts held in trust	101,235	105,201
Care trusts’ corpus	69,707	75,360
Total liabilities	905,323	906,223
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,020,494 and 26,073,693 shares issued, respectively and 17,995,155 and 18,048,354 shares outstanding, respectively	260	261
Additional paid-in capital	239,989	238,056
Retained earnings	102,303	115,236
Treasury stock, at cost; 8,025,339 at both December 31, 2020 and March 31, 2021	(102,050)	(102,050)
Total stockholders’ equity	240,502	251,503
Total liabilities and stockholders’ equity	$1,145,825	$1,157,726
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended March 31,
	2020	2021
Revenue:
Service revenue	$40,732	$47,757
Property and merchandise revenue	31,271	41,896
Other revenue	5,487	6,984
	77,490	96,637
Field costs and expenses:
Cost of service	21,057	20,967
Cost of merchandise	25,063	28,520
Cemetery property amortization	877	1,517
Field depreciation expense	3,290	3,136
Regional and unallocated funeral and cemetery costs	2,756	6,073
Other expenses	1,276	1,363
	54,319	61,576
Gross profit	23,171	35,061
Corporate costs and expenses:
General, administrative and other	5,946	8,834
Home office depreciation and amortization	382	289
Net loss (gain) on divestitures and impairments charges	14,693	(308)
Operating income	2,150	26,246

Interest expense	(8,428)	(7,584)
Accretion of discount on convertible subordinated notes	(65)	(20)
Other, net	(4)	(68)
Income (loss) before income taxes	(6,347)	18,574
Benefit (expense) for income taxes	2,136	(5,758)
Tax adjustment related to discrete items	14	117
Total benefit (expense) for income taxes	2,150	(5,641)
Net income (loss)	$(4,197)	$12,933

Basic earnings (loss) per common share:	$(0.23)	$0.72
Diluted earnings (loss) per common share:	$(0.23)	$0.71

Dividends declared per common share:	$0.075	$0.1000

Weighted average number of common and common equivalent shares outstanding:
Basic	17,805	17,965
Diluted	17,805	18,199
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended March 31,
	2020	2021
Cash flows from operating activities:
Net income (loss)	$(4,197)	$12,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,549	4,942
Provision for bad debt and credit losses	690	588
Stock-based compensation expense	831	1,307
Deferred income tax expense	3,596	1,514
Amortization of deferred financing costs	200	193
Amortization of capitalized commissions and non-compete agreements	328	320
Accretion of discount on convertible subordinated notes	65	20
Accretion of debt discount, net of debt premium on senior notes	75	80
Net loss (gain) on divestiture and impairment charges	14,693	(308)
Net loss on disposal of other assets	60	329
Other	19	—

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	2,179	(1,521)
Inventories, prepaid and other current assets	(8,748)	(153)
Intangible and other non-current assets	(290)	(291)
Preneed funeral and cemetery trust investments	(2,890)	(2,952)
Accounts payable	(2,133)	(1,712)
Accrued and other liabilities	(114)	6,853
Deferred preneed funeral and cemetery revenue	1,080	1,183
Deferred preneed funeral and cemetery receipts held in trust	3,553	3,486
Net cash provided by operating activities	13,546	26,811

Cash flows from investing activities:
Acquisition of businesses	(28,000)	—
Acquisition of real estate	—	(350)
Proceeds from divestitures and sale of other assets	78	2,800
Capital expenditures	(2,738)	(4,347)
Net cash used in investing activities	(30,660)	(1,897)

Cash flows from financing activities:
Borrowings from the credit facility	63,200	15,168
Payments against the credit facility	(33,000)	(34,068)
Conversions and maturity of the convertible subordinated notes due 2021	—	(3,980)
Payments of debt issuance costs and transaction costs	(14)	(7)
Payments on acquisition debt and obligations under finance leases	(487)	(233)
Payments on contingent consideration recorded at acquisition date	(169)	(461)
Proceeds from the exercise of stock options and employee stock purchase plan	361	625
Taxes paid on restricted stock vestings and exercise of stock options	(234)	(642)
Dividends paid on common stock	(1,339)	(1,799)
Net cash provided by (used in) financing activities	28,318	(25,397)

Net increase (decrease) in cash and cash equivalents	11,204	(483)
Cash and cash equivalents at beginning of period	716	889
Cash and cash equivalents at end of period	$11,920	$406
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net loss - 2020	—	—	—	(4,197)	—	(4,197)
Issuance of common stock from employee stock purchase plan	27	—	361	—	—	361
Issuance of common stock to directors	9	—	142	—	—	142
Issuance of restricted common stock	10	—	—	—	—	—
Cancellation and surrender of restricted common stock	(10)	—	(234)	—	—	(234)
Stock-based compensation expense	—	—	689	—	—	689
Dividends on common stock	—	—	(1,339)	—	—	(1,339)
Other	18	—	468	—	—	468
Balance – March 31, 2020	17,909	$259	$242,234	$82,016	$(102,050)	$222,459

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net income - 2021	—	—	—	12,933	—	12,933
Issuance of common stock from employee stock purchase plan	18	1	478	—	—	479
Issuance of common stock to directors	5	—	177	—	—	177
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	30	—	(148)	—	—	(148)
Cancellation and surrender of restricted common stock	(9)	—	(347)	—	—	(347)
Stock-based compensation expense	—	—	1,130	—	—	1,130
Dividends on common stock	—	—	(1,799)	—	—	(1,799)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Balance – March 31, 2021	18,048	$261	$238,056	$115,236	$(102,050)	$251,503
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. As of March 31, 2021, we operated 173 funeral homes in 26 states and 32 cemeteries in 12 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 75% of our revenue and Cemetery Operations, which currently account for approximately 25% of our revenue.
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
Our cemetery operations generate revenue primarily through sales of cemetery interment rights (primarily grave sites, lawn crypts, mausoleum spaces and niches), related cemetery merchandise (such as memorial markers, outer burial containers and monuments) and services (interments, inurnments and installation of cemetery merchandise). We provide cemetery services and products on both an atneed and preneed basis.
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2020 unless otherwise disclosed herein, and should be read in conjunction therewith.
Reclassifications
Certain reclassifications have been made to prior period amounts on our Consolidated Statements of Cash Flows related to the amortization of non-compete agreements and on our Statement of Changes in Stockholders Equity related to the issuance of common stock to conform to the current period financial statement presentation with no effect on our previously reported Consolidated Statements of Operations and Consolidated Balance Sheet.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates and judgments, which include those related to the realization of our accounts receivable, valuation of goodwill, intangible assets, deferred tax assets and liabilities and depreciation of property and equipment. We base our estimates on historical experience, third-party data and assumptions that we believe to be reasonable under the circumstances. The results of these considerations form the basis for making judgments about the amount and timing of revenue and expenses, the carrying value of assets and the recorded amounts of liabilities. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance, as there can be no assurance that our results of operations will be consistent from year to year.
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
Our allowance for credit losses reflects our best estimate of expected credit losses over the term of both our funeral and cemetery receivables. Our policy is to write off receivables when we have determined they will no longer be collectible. Write-offs are applied as a reduction to the allowance for credit losses and any recoveries of previous write-offs are netted against bad debt expense in the period recovered.
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
See Note 5 to the Consolidated Financial Statements herein for additional information related to our funeral and cemetery receivables.
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
During the three months ended March 31, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid at closing in 2020. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
Divested Operations
Prior to divesting a funeral home or cemetery, we first determine whether the sale of the net assets and activities (together referred to as a “set”) qualifies as a business. First, we perform a screen test to determine if the set is not a business. The principle of the screen is that if substantially all of the fair value of the gross assets sold resides in a single asset or group of similar assets, the set is not a business. If the screen is not met, we perform an assessment to determine if the set is a business by evaluating whether the set has both inputs and a substantive process that together significantly contribute to the ability to create outputs. When both inputs and a substantive process are present then the set is determined to be a business and we apply the guidance in Accounting Standards Codification (“ASC”) Topic 350 – Intangibles – Goodwill and Other to determine the accounting treatment of goodwill for that set (see discussion of Goodwill below). Goodwill is only allocated to the sale if the set is considered to be a business.
See Notes 3 and 4 to the Consolidated Financial Statements herein for additional information related to our divestitures.

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
See Note 3 to the Consolidated Financial Statements included herein for additional information related to our goodwill.
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
The fair value of our trust fund assets are accounted for as Collateralized Financing Entities (“CFEs”) in ASC Topic 810. The accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we have determined the fair value of the financial assets of the trusts are more observable and we first measure those financial assets at fair value. Our fair value of the financial liabilities mirror the fair value of the financial assets, in accordance with the ASC. Any changes in fair value are recognized in earnings.

In accordance with ASC Topic 326, we present our credit losses for fixed income securities as an allowance rather than as a write-down on the fixed income securities we do not intend to sell and it is likely that we will not be required to sell prior to their anticipated recovery.
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
Fair Value Measurements
We measure the securities held by our funeral merchandise and service, cemetery merchandise and service, and cemetery perpetual care trusts at fair value on a recurring basis in accordance with ASC Topic 820. This guidance defines fair value as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The guidance establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.
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
Long-lived assets, such as property, plant and equipment subject to depreciation and amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC Topic 360 – Property, Plant and Equipment.

Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2020	March 31, 2021
Land	$82,615	$81,981
Buildings and improvements	240,567	240,988
Furniture, equipment and automobiles	91,302	91,481
Property, plant and equipment, at cost	414,484	414,450
Less: accumulated depreciation	(145,433)	(147,395)
Property, plant and equipment, net	$269,051	$267,055
During the three months ended March 31, 2021, we acquired land for $0.4 million. We also divested two funeral homes that had a carrying value of property, plant and equipment of $1.5 million, which was included in the gain on sale of divestitures and recorded in Net loss (gain) on divestitures and impairment charges on our Consolidated Statements of Operations, described in Note 4 to the Consolidated Financial Statements included herein.
Our growth and maintenance capital expenditures totaled $2.7 million and $4.3 million for the three months ended March 31, 2020 and 2021, respectively, for property, plant, equipment and cemetery development. In addition, we recorded depreciation expense of $3.6 million and $3.4 million for the three months ended March 31, 2020 and 2021, respectively.
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
Cemetery property was $101.1 million at both December 31, 2020 and March 31, 2021, net of accumulated amortization of $46.6 million and $48.1 million, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $0.9 million and $1.5 million for the three months ended March 31, 2020 and 2021, respectively.
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
Fair value is determined on the date of the grant. The fair value of restricted stock is determined using the stock price on the grant date. The fair value of options or awards containing options is determined using the Black-Scholes valuation model or the Monte-Carlo simulation pricing model. The fair value of the performance awards related to market performance conditions is determined using a Monte-Carlo simulation pricing model. The fair value of the ESPP is determined based on the discount element offered to employees and the embedded option element, which is determined using an option calculation model.
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
See Note 14 to the Consolidated Financial Statements included herein for additional information related to our equity plans and stock-based compensation.
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
Ancillary funeral service revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses.
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of March 31, 2021, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.2 million and $8.1 million at December 31, 2020 and March 31, 2021, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.

Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $7.9 million and $8.5 million at December 31, 2020 and March 31, 2021, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
See Note 16 to the Consolidated Financial Statements herein for additional information related to revenue.
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
The Consolidated Appropriations Act was signed into law on December 27, 2020. This Act included several tax provisions directly benefiting individual and corporate taxpayers. The primary benefit in this legislation is a temporary allowance for full deduction for business meals paid or incurred between December 31, 2020 and January 1, 2023.
We filed carryback refund claims for the 2018 and 2019 tax years as allowed by the legislative changes included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. As a result of requesting a tax refund in excess of $5 million, we must receive Joint Committee approval and undergo an audit for the tax year ending December 31, 2018. This audit is currently in progress. In 2020, the 2018 tax return was amended to take full advantage of the CARES Act legislative benefits resulting in additional losses that increase the amount of our carryback refund claim. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of receiving Internal Revenue Service (“IRS”) approval regarding our non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated. At both December 31, 2020 and March 31, 2021, the reserve for uncertain tax positions was $3.7 million.
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
Our income tax benefit was $2.2 million for the three months ended March 31, 2020 compared to an income tax expense of $5.6 million for the three months ended March 31, 2021. Our operating tax rate before discrete items was 33.6% and 31.0% for the three months ended March 31, 2020 and 2021, respectively.
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
See Note 15 to the Consolidated Financial Statements included herein related to the computation of earnings per share.

Subsequent Events
We have evaluated events and transactions during the period subsequent to March 31, 2021 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 18 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this ASU during the three months ended March 31, 2021.
3.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2020	March 31, 2021
Goodwill at the beginning of the period	$398,292	$392,978
Net increase in goodwill related to acquisitions	14,054	—
Decrease in goodwill related to divestitures	(5,736)	(1,006)
Decrease in goodwill related to impairments	(13,632)	—
Goodwill at the end of the period	$392,978	$391,972
During the three months ended March 31, 2021, we allocated $1.0 million of goodwill to the sale of one funeral home for a loss recorded in Net loss (gain) on divestitures and impairment charges.
4.DIVESTED OPERATIONS
During the three months ended March 31, 2021, we sold two funeral homes for $2.8 million. During the three months ended March 31, 2020, we did not sell any funeral homes or cemeteries.
The operating results of these divested funeral homes are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended March 31,
	2020	2021
Revenue	$—	$282

Operating income	—	60
Gain on divestitures(1)	—	308
Income tax expense	—	(114)
Net income from divested operations, after tax	$—	$254

(1)	Gain on divestitures is recorded in Net loss (gain) on divestitures and impairment charges on our Consolidated Statements of Operations.

5.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	March 31, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,827	$12,451	$—	$22,278
Other receivables	426	2,769	1,395	4,590
Allowance for credit losses	(284)	(999)	—	(1,283)
Accounts receivable, net	$9,969	$14,221	$1,395	$25,585

	December 31, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$11,448	$12,230	$—	$23,678
Other receivables	367	2,144	201	2,712
Allowance for credit losses	(327)	(960)	—	(1,287)
Accounts receivable, net	$11,488	$13,414	$201	$25,103
Other receivables include supplier rebates, commissions due from third party insurance companies, perpetual care income receivables and proceeds due from an insurance claim. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	Recoveries	March 31, 2021
Trade and financed receivables:
Funeral	$(327)	$(203)	$553	$(307)	$(284)
Cemetery	(960)	(139)	100	—	(999)
Total allowance for credit losses on Trade and financed receivables	$(1,287)	$(342)	$653	$(307)	$(1,283)
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2020	March 31, 2021
Cemetery interment rights	$36,696	$38,108
Cemetery merchandise and services	10,526	10,789
Cemetery financed receivables	$47,222	$48,897
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2020	March 31, 2021
Preneed cemetery receivables	$47,222	$48,897
Less: unearned finance charges	(4,348)	(4,508)
Preneed cemetery receivables, at amortized cost	$42,874	$44,389
Less: allowance for credit losses	(2,604)	(2,864)
Less: balances due on undelivered cemetery preneed contracts	(7,919)	(8,540)
Less: amounts in accounts receivable	(11,270)	(11,452)
Preneed cemetery receivables, net	$21,081	$21,533

The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	March 31, 2021
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,644)	$(246)	$25	$(1,865)
The amortized cost basis of our preneed cemetery receivables by year of origination as of March 31, 2021 is as follows (in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Total preneed cemetery receivables, at amortized cost	$7,913	$16,490	$9,585	$5,118	$2,814	$2,469	$44,389
The aging of past due preneed cemetery receivables as of March 31, 2021 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$623	$404	$194	$1,990	$3,211	$32,953	$36,164
Deferred revenue	184	140	46	600	970	11,763	12,733
Total contracts	$807	$544	$240	$2,590	$4,181	$44,716	$48,897
6.TRUST INVESTMENTS
Preneed trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed funeral and cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. These earnings are recognized in Other revenue on our Consolidated Statements of Operations, when a service is performed or merchandise is delivered. Trust management fees charged by CSV RIA are included as revenue in the period in which they are earned. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	March 31, 2021
Preneed cemetery trust investments, at market value	$89,081	$94,882
Less: allowance for contract cancellation	(2,477)	(2,519)
Preneed cemetery trust investments	$86,604	$92,363
The cost and market values associated with preneed cemetery trust investments at March 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,464	$—	$—	$1,464
Fixed income securities:
Foreign debt	2	15,996	2,244	(620)	17,620
Corporate debt	2	14,509	1,849	(91)	16,267
Preferred stock	2	11,922	689	(360)	12,251
Mortgage-backed securities	2	—	—	—	—
Common stock	1	31,925	7,912	(3,508)	36,329
Mutual funds:
Equity	1	27	1	—	28
Fixed Income	2	8,110	1,729	(137)	9,702
Trust securities		$83,953	$14,424	$(4,716)	$93,661
Accrued investment income		$1,221			$1,221
Preneed cemetery trust investments					$94,882
Market value as a percentage of cost					111.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	13,602
Due in five to ten years	8,505
Thereafter	24,031
Total fixed income securities	$46,138

The cost and market values associated with preneed cemetery trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,859	$—	$—	$1,859
Fixed income securities:
Foreign debt	2	15,953	2,083	(702)	17,334
Corporate debt	2	14,856	1,820	(358)	16,318
Preferred stock	2	11,886	980	(336)	12,530
Mortgage-backed securities	2	272	—	(159)	113
Common stock	1	30,253	7,642	(6,601)	31,294
Mutual funds:
Fixed income	2	7,494	1,331	(185)	8,640
Trust Securities		$82,573	$13,856	$(8,341)	$88,088
Accrued investment income		$993			$993
Preneed cemetery trust investments					$89,081
Market value as a percentage of cost					106.7%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at March 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,590	$(114)	$509	$(506)	$3,099	$(620)
Corporate debt	735	(9)	682	(82)	1,417	(91)
Preferred stock	3,912	(324)	837	(36)	4,749	(360)
Total fixed income securities with an unrealized loss	$7,237	$(447)	$2,028	$(624)	$9,265	$(1,071)
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

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Investment income	$319	$467
Realized gains	1,916	4,092
Realized losses	(1,372)	(2,518)
Unrealized gains (losses), net	(16,305)	9,708
Expenses and taxes	(187)	(327)
Net change in deferred preneed cemetery receipts held in trust	15,629	(11,422)
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Purchases	$(18,857)	$(8,411)
Sales	13,231	8,049
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	March 31, 2021
Preneed funeral trust investments, at market value	$104,166	$108,131
Less: allowance for contract cancellation	(2,931)	(2,930)
Preneed funeral trust investments	$101,235	$105,201
The cost and market values associated with preneed funeral trust investments at March 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,119	$—	$—	$18,119
Fixed income securities:
U.S treasury debt	1	816	5	—	821
Foreign debt	2	14,959	2,142	(551)	16,550
Corporate debt	2	12,826	1,639	(87)	14,378
Preferred stock	2	10,816	637	(340)	11,113
Common stock	1	29,618	7,546	(3,120)	34,044
Mutual funds:
Equity	1	26	1	—	27
Fixed income	2	6,600	1,534	(87)	8,047
Other investments	2	3,901	—	—	3,901
Trust securities		$97,681	$13,504	$(4,185)	$107,000
Accrued investment income		$1,131			$1,131
Preneed funeral trust investments					$108,131
Market value as a percentage of cost					109.5%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$821
Due in one to five years	12,143
Due in five to ten years	7,855
Thereafter	22,043
Total fixed income securities	$42,862
The cost and market values associated with preneed funeral trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,478	$—	$—	$18,478
Fixed income securities:
U.S. treasury debt	1	819	6	—	825
Foreign debt	2	15,144	2,018	(634)	16,528
Corporate debt	2	13,292	1,638	(310)	14,620
Preferred stock	2	10,944	900	(298)	11,546
Mortgage-backed securities	2	293	1	(155)	139
Common stock	1	28,327	7,364	(6,052)	29,639
Mutual funds:
Fixed income	2	6,475	1,198	(121)	7,552
Other investments	2	3,928	—	—	3,928
Trust securities		$97,700	$13,125	$(7,570)	$103,255
Accrued investment income		$911			$911
Preneed funeral trust investments					$104,166
Market value as a percentage of cost					105.7%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at March 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,270	$(100)	$456	$(451)	$2,726	$(551)
Corporate debt	705	(9)	654	(78)	1,359	(87)
Preferred stock	3,750	(311)	599	(29)	4,349	(340)
Total fixed income securities with an unrealized loss	$6,725	$(420)	$1,709	$(558)	$8,434	$(978)

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
Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Investment income	$258	$369
Realized gains	2,551	3,871
Realized losses	(1,129)	(2,368)
Unrealized gains (losses), net	(15,274)	9,319
Expenses and taxes	(97)	(196)
Net change in deferred preneed funeral receipts held in trust	13,691	(10,995)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Purchases	$(18,538)	$(7,628)
Sales	15,968	7,524
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2020	March 31, 2021
Cemetery perpetual care trust investments, at market value	$70,828	$75,815
Obligations due from trust	(1,121)	(455)
Care trusts’ corpus	$69,707	$75,360

The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at March 31, 2021 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$528	$—	$—	$528
Fixed income securities:
Foreign debt	2	12,642	1,775	(508)	13,909
Corporate debt	2	11,525	1,540	(69)	12,996
Preferred stock	2	10,518	558	(299)	10,777
Common stock	1	25,151	6,436	(2,945)	28,642
Mutual funds:
Equity	1	20	1		21
Fixed Income	2	6,739	1,374	(164)	7,949
Trust securities		$67,123	$11,684	$(3,985)	$74,822
Accrued investment income		$993			$993
Cemetery perpetual care investments					$75,815
Market value as a percentage of cost					111.5%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	10,149
Due in five to ten years	7,216
Thereafter	20,317
Total fixed income securities	$37,682
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

The following table summarized our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at March 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$1,800	$(79)	$430	$(429)	$2,230	$(508)
Corporate debt	559	(7)	519	(62)	1,078	(69)
Preferred stock	2,973	(246)	1,318	(53)	4,291	(299)
Total fixed income securities with an unrealized loss	$5,332	$(332)	$2,267	$(544)	$7,599	$(876)
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Realized gains	$709	$691
Realized losses	(679)	(420)
Unrealized gains (losses), net	(13,525)	7,699
Net change in Care trusts’ corpus	13,495	(7,970)
Total	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Investment income	$1,405	$2,513
Realized losses, net	(36)	(138)
Total	$1,369	$2,375
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Purchases	$(14,612)	$(6,137)
Sales	12,694	5,956

7.RECEIVABLES FROM PRENEED TRUSTS
Our receivables from preneed trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed trusts are as follows (in thousands):

	December 31, 2020	March 31, 2021
Preneed trust funds, at cost	$17,365	$17,502
Less: allowance for contract cancellation	(521)	(526)
Receivables from preneed trusts, net	$16,844	$16,976
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2020 and March 31, 2021. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at March 31, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,697	$4,697
Fixed income investments	10,473	10,473
Mutual funds and common stocks	2,327	2,406
Annuities	5	5
Total	$17,502	$17,581
The composition of the preneed trust funds at December 31, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,604	$4,604
Fixed income investments	10,355	10,355
Mutual funds and common stocks	2,402	2,569
Annuities	4	4
Total	$17,365	$17,532
8.FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 10) and Senior Notes (as defined in Note 12) are classified within Level 2 of the Fair Value Measurements hierarchy.
At March 31, 2021, the carrying value and fair value of our Credit Facility was $28.3 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At March 31, 2021, the carrying value of our acquisition debt was $5.4 million, which approximated its fair value. The fair value of our Senior Notes was approximately $417.6 million at March 31, 2021 based on the last traded or broker quoted price.
At December 31, 2020 and March 31, 2021, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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

See Notes 6 and 7 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
9.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2020	March 31, 2021
Tradenames	$23,565	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $3,193 and $3,361, respectively	2,785	2,676
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,594 and $1,746, respectively	3,141	3,240
Other	51	21
Intangible and other non-current assets, net	$29,542	$29,502
Tradenames
Our tradenames have indefinite lives and therefore are not amortized.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $187,000 and $168,000 for the three months ended March 31, 2020 and 2021, respectively.
Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense related to capitalized commissions totaled $141,000 and $152,000 for the three months ended March 31, 2020 and 2021, respectively.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of March 31, 2021 is as follows (in thousands):

	Non-Compete Agreements	Capitalized Commissions
Years ending December 31,
Remainder of 2021	$459	$437
2022	519	543
2023	446	488
2024	380	425
2025	373	359
Thereafter	499	988
Total amortization expense	$2,676	$3,240
10.CREDIT FACILITY AND ACQUISITION DEBT
At March 31, 2021, our $190.0 million senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. As of March 31, 2021, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.50 to 1.00, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of March 31, 2021.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2020	March 31, 2021
Credit Facility	$47,200	$28,300
Debt issuance costs, net of accumulated amortization of $819 and $937, respectively	(1,136)	(1,018)
Total Credit Facility	$46,064	$27,282

Acquisition debt	$5,509	$5,355
Less: current portion	(1,027)	(913)
Total acquisition debt, net of current portion	$4,482	$4,442
At March 31, 2021, we had outstanding borrowings under the Credit Facility of $28.3 million. We also had one letter of credit for $2.1 million outstanding under the Credit Facility, which bears interest at 3.125% and will expire on November 25, 2021. The letter of credit will automatically renew annually and secures our obligations under our various self-insured policies. At March 31, 2021, we had $159.6 million of availability under the Credit Facility after giving effect to the $2.1 million of the outstanding letter of credit.
Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At March 31, 2021, the prime rate margin was equivalent to 1.5% and the LIBOR rate margin was 2.5%. The weighted average interest rate on our Credit Facility was 4.3% and 3.3% for the three months ended March 31, 2020 and 2021, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Credit Facility interest expense	$1,230	$445
Credit Facility amortization of debt issuance costs	126	118
See Note 18 to the Consolidated Financial Statements herein for additional information related to our Credit Facility.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended March 31,
	2020	2021
Acquisition debt imputed interest expense	$127	$97

11.CONVERTIBLE SUBORDINATED NOTES
During the three months ended March 31, 2021, we converted approximately $2.4 million in aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) held by certain holders for approximately $3.8 million in cash and recorded $1.4 million for the reacquisition of the equity component. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, approximately $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at March 31, 2021.
The carrying values of the liability and equity components of our Convertible Notes are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2020	March 31, 2021
Current liabilities:
Principal amount	$2,559	$—
Unamortized discount of liability component	(20)	—
Convertible Notes issuance costs, net of accumulated amortization of $63 and $64, respectively	(1)	—
Carrying value of the liability component	$2,538	$—

Carrying value of the equity component	$319	$—
The carrying value of the liability component and the carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2020.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Convertible Notes interest expense	$43	$18
Convertible Notes accretion of debt discount	65	20
Convertible Notes amortization of debt issuance costs	6	1
The effective interest rate on the unamortized debt discount for both the three months ended March 31, 2020 and 2021 was 11.4%. The effective interest rate on the debt issuance costs for the three months ended March 31, 2020 and 2021 was 3.2% and 3.1%, respectively.
12.SENIOR NOTES
The carrying value of our 6.625% senior notes due 2026 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2020	March 31, 2021
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $221 and $279, respectively	1,467	1,409
Debt discount, net of accumulated amortization of $1,293 and $1,431, respectively	(3,582)	(3,444)
Debt issuance costs, net of accumulated amortization of $496 and $570, respectively	(1,917)	(1,843)
Carrying value of the Senior Notes	$395,968	$396,122
At March 31, 2021, the fair value of the Senior Notes, which are Level 2 measurements, was $417.6 million.
The Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Subsidiary Guarantors. The Senior Notes are due on June 1, 2026 unless earlier redeemed or repurchased and bear interest at 6.625% per year, which is payable semi-annually in arrears on June 1 and December 1 of each year.

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
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Senior Notes interest expense	$6,625	$6,625
Senior Notes amortization of debt discount	129	138
Senior Notes amortization of debt premium	54	58
Senior Notes amortization of debt issuance costs	67	74
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 62 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes, issued in May 2018, for both three months ended March 31, 2020 and 2021 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the Senior Notes, issued in December 2019, for both three months ended March 31, 2020 and 2021 was 6.20% and 6.88%, respectively.
On April 30, 2021, we delivered a notice of conditional redemption to the trustee for the Senior Notes to call for redemption on June 1, 2021, all of the outstanding aggregate principal amount of the Senior Notes at a redemption price of 104.969% of the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the scheduled redemption date. See Note 18 to the Consolidated Financial Statements herein for additional information regarding the notice of conditional redemption for our Senior Notes.

13.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Three months ended March 31,
	Income Statement Classification	2020	2021
Operating lease cost	Facilities and grounds expense(1)	$957	$960
Short-term lease cost	Facilities and grounds expense(1)	32	49
Variable lease cost	Facilities and grounds expense(1)	25	41

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$109	$108
Interest on lease liabilities	Interest expense	126	120
Total finance lease cost		235	228
Total lease cost		$1,249	$1,278

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and Home office depreciation and amortization on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Three months ended March 31,
	2020	2021
Cash paid for operating leases included in operating activities	$696	$965
Cash paid for finance leases included in financing activities	200	209
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Three months ended March 31,
	2020	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$77	$56
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2020	March 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,201	$20,747

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(2,005)	(2,113)
Finance lease right-of-use assets, net		$4,765	$4,657

Operating lease current liabilities	Current portion of operating lease obligations	$2,082	$2,057
Finance lease current liabilities	Current portion of finance lease obligations	323	331
Total current lease liabilities		$2,405	$2,388

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$20,302	$19,876
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,531	5,445
Total non-current lease liabilities		$25,833	$25,321

Total lease liabilities		$28,238	$27,709
The average lease terms and discount rates at March 31, 2021 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.7	8.1%
Finance leases	5.6	8.2%

The aggregate future lease payments for operating and finance leases as of March 31, 2021 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2021	$2,854	$627
2022	3,439	860
2023	3,318	860
2024	3,301	791
2025	3,161	736
Thereafter	16,188	5,555
Total lease payments	32,261	9,429
Less: Interest	(10,328)	(3,653)
Present value of lease liabilities	$21,933	$5,776
At March 31, 2021, we had no additional significant operating or finance leases that had not yet commenced.
14.STOCKHOLDERS’ EQUITY
Restricted Stock
During the three months ended March 31, 2021, we issued restricted stock to certain employees totaling 9,300 shares that vest over a three-year period and had an aggregate grant date market value of $324,000 at a weighted average stock price of $34.79. During the three months ended March 31, 2020, we issued restricted stock to certain employees totaling 10,200 shares that vest over a three-year period and had an aggregate grant date market value of $255,000 at a weighted average stock price of $25.00.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $184,000 and $121,000, for the three months ended March 31, 2020 and 2021, respectively.
Stock Options
During the three months ended March 31, 2021, we granted 701,400 options to certain key employee at a weighted average price of $34.79. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was $7.1 million. During the three months ended March 31, 2020, we did not issue any stock options.
The fair value of the options granted were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Grant date	February 17, 2021
Dividend yield	1.15%
Expected volatility	36.72%
Risk-free interest rate	0.57%
Expected holding period (years)	5.0
Black-Scholes value	$10.14
During the three months ended March 31, 2021, employees exercised 101,000 stock options at a weighted average exercise price of $24.18 with an aggregate intrinsic value of $1.3 million. We received $147,000 in cash for payment of the option price and we withheld $295,000 for payment of payroll taxes. In addition, we accelerated 12,980 options in connection with the resignation of an employee which resulted in an additional $129,000 of stock-based compensation expense.
During the three months ended March 31, 2021, we also granted an additional 150,000 options to a certain key employee at a weighted average price of $34.79. These options will vest when the price of our common stock closes at or above the specified prices below for three consecutive days within the ten-year term and the employee has remained continuously employed by us through such date. The fair value of these options was $1.7 million.

The fair value of the options granted were estimated on the date of grant using the Monte-Carlo simulation pricing model using the following assumptions:

Grant date	February 17, 2021	February 17, 2021
Awards granted	50,000	100,000
Fair value (in millions)	$0.5	$1.2
Vesting share price	$53.39	$77.34
Dividend yield	1.15%	1.15%
Expected volatility	34.08%	34.08%
Risk-free interest rate	1.29%	1.29%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options, including the accelerated stock options discussed above of $215,000 and $560,000, for the three months ended March 31, 2020 and 2021, respectively.
Performance Awards
During the three months ended March 31, 2021, we did not issue any performance awards and we cancelled 27,948 performance awards in connection with the resignation of two employees.
During the three months ended March 31, 2020, we issued 237,500 performance awards to certain employees, payable in shares, with a fair value of $2.8 million. On May 19, 2020, we cancelled all performance award agreements previously awarded to all individuals during 2019 and the February 19, 2020 award. Concurrently with the cancellation, the Compensation Committee of the Board of Directors (the “Board”) approved 368,921 new performance awards to be issued to certain employees. These new performance awards were treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation costs.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $121,000 and $237,000 for the three months ended March 31, 2020 and 2021, respectively.
Employee Stock Purchase Plan
During the three months ended March 31, 2021, employees purchased a total of 18,182 shares at a weighted average price of $26.32 per share. During the three months ended March 31, 2020, employees purchased a total of 26,294 shares at a weighted average price of $13.73 per share.
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2021
Dividend yield	0.01%
Expected volatility	48.14%
Risk-free interest rate	0.09%, 0.09%, 0.10%, 0.10%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $163,000 and $206,000 for the three months ended March 31, 2020 and 2021, respectively.
Non-Employee Director Compensation
During the three months ended March 31, 2021, we granted 5,040 shares of our common stock to six Directors, which were valued at $177,000 at a weighted average stock price of $35.19. During the three months ended March 31, 2020, we granted 8,821 shares of our common stock to five Directors, which were valued at $147,000 at a weighted average stock price of $16.15.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to Directors above, of $201,000 and $231,000 for the three months ended March 31, 2020 and 2021, respectively.

Share Repurchase
On July 31, 2019, our Board approved an additional $25.0 million under our share repurchase program in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. At March 31, 2021, we had approximately $25.6 million available for repurchases under our share repurchase program.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2021	Per Share	Dollar Value
March 1st	$0.100	$1,799

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2020	2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$(4,197)	$12,933
Less: Loss (earnings) allocated to unvested restricted stock	13	(27)
Income (loss) attributable to common stockholders	$(4,184)	$12,906

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,805	17,965
Effect of dilutive securities:
Stock options	—	234
Denominator for diluted earnings per common share - weighted average shares outstanding	17,805	18,199

Basic earnings (loss) per common share:	$(0.23)	$0.72
Diluted earnings (loss) per common share:	$(0.23)	$0.71
For the three months ended March 31, 2020 there were 1,034,084 stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect and 27,085 shares were excluded from the computation of diluted earnings per share amounts because the loss attributable to common stockholders was a loss, not income. For the three months ended March 31, 2021, no stock options were excluded from the computation of diluted earnings per share.

16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended March 31, 2021
	Funeral	Cemetery	Total
Services	$43,522	$4,235	$47,757
Merchandise	24,461	3,424	27,885
Cemetery property	—	14,011	14,011
Other revenue	3,791	3,193	6,984
Total	$71,774	$24,863	$96,637

Three months ended March 31, 2020
	Funeral	Cemetery	Total
Services	$37,559	$3,173	$40,732
Merchandise	20,700	2,286	22,986
Cemetery property	—	8,285	8,285
Other revenue	3,483	2,004	5,487
Total	$61,742	$15,748	$77,490
The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended March 31, 2021	$25,876	$9,493	$(9,123)	$26,246
Three months ended March 31, 2020	4,311	4,167	(6,328)	2,150

Income (loss) before income taxes:
Three months ended March 31, 2021	$25,718	$9,476	$(16,620)	$18,574
Three months ended March 31, 2020	4,119	4,105	(14,571)	(6,347)

Total assets:
March 31, 2021	$763,761	$378,945	$15,020	$1,157,726
December 31, 2020	764,535	366,964	14,326	1,145,825

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2020	March 31, 2021
Prepaid and other current assets:
Prepaid expenses	$1,919	$1,913
Other current assets	157	163
Total prepaid and other current assets	$2,076	$2,076

Current portion of debt and lease obligations:
Current portion of acquisition debt	$1,027	$913
Current portion of finance lease obligations	323	331
Current portion of operating lease obligations	2,082	2,057
Total current portion of debt and lease obligations	$3,432	$3,301

Accrued and other liabilities:
Accrued salaries and wages	$1,392	$3,307
Accrued incentive compensation	11,139	5,964
Accrued vacation	3,271	3,440
Accrued insurance	3,016	3,507
Accrued interest	2,291	8,888
Accrued ad valorem and franchise taxes	435	1,059
Employer payroll tax deferral	1,773	1,773
Accrued commissions	634	912
Perpetual care trust payable	908	1,097
Income tax payable	798	4,392
Other accrued liabilities	1,825	1,604
Unrecognized tax benefit	3,656	3,656
Total accrued and other liabilities	$31,138	$39,599

Other long-term liabilities:
Incentive compensation	$2,975	$351
Employer payroll tax deferral	1,773	1,773
Accrued severance	—	553
Total other long-term liabilities	$4,748	$2,677
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2020	2021
Cash paid for interest and financing costs	$1,337	$616
Cash paid for taxes	96	532
Fair value of donated real property	—	635

18.SUBSEQUENT EVENTS
New Notes Purchase Agreement
On April 29, 2021, we and certain of our existing subsidiaries (the “Subsidiary Guarantors”) entered into a Purchase Agreement with BofA Securities, Inc., as representative of the several initial purchasers named therein (collectively, the “Purchasers”), under which we agreed to sell $400 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “New Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and to certain non-U.S. persons outside of the United States pursuant to Regulation S, each under the Securities Act of 1933, as amended. The New Notes will be issued pursuant to an indenture to be entered into among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee.

The sale of the New Notes to the Purchasers is expected to settle on May 13, 2021, subject to customary closing conditions, and is expected to result in approximately $394 million in net proceeds to us after deducting the Purchasers’ discount and estimated offering expenses payable by us.
We intend to use the net proceeds of the sale of the New Notes, together with borrowings under the amended and restated credit facility, which we expect to enter into concurrently with the settlement of the sale of the New Notes, to redeem all of our existing Senior Notes.
The New Notes will be our unsecured senior obligations and will bear interest at a rate of 4.25% per year. Interest will be payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The New Notes will mature on May 15, 2029, unless earlier repurchased or redeemed.
The New Notes will be guaranteed on a senior unsecured basis by the Subsidiary Guarantors.
Notice of Conditional Redemption
On April 30, 2021, we delivered a notice of conditional redemption to the trustee for the Senior Notes to call for redemption on June 1, 2021, all of the outstanding aggregate principal amount of the Senior Notes at a redemption price of 104.969% of the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the scheduled redemption date. Our redemption obligation is conditioned on and subject to the completion of the offering of New Notes and the entry into an amended and restated credit facility in connection with the closing of the offering.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations or future acquisitions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements of the plans, timing, expectations and objectives of management for future financing activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•our ability to find and retain skilled personnel;
•the effects of our incentive and compensation plans and programs, including such effects on our Standards Operating Model and our operational and financial performance;
•our ability to execute our growth strategy;
•the execution of our Standards Operating, 4E Leadership and Strategic Acquisition Models;
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
•our ability to meet the timing, objectives and cost saving expectations related to anticipated financing activities, including our deleveraging program, forecasts and planned uses of free cash flow, expected plans and projections for refinancing our senior notes and future capital allocation, including potential acquisitions, share repurchases, dividend increases, or debt repayment plans;
•our ability to meet the projected financial performance metrics included in our updated Milestone Two-Year Scenario, if at all;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
At March 31, 2021, we operated 173 funeral homes in 26 states and 32 cemeteries in 12 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Divestitures
During the three months ended March 31, 2021, we divested two funeral homes for a total of $2.8 million, at a gain of $0.3 million.
Convertible Notes Conversions and Maturity
During the three months ended March 31, 2021, we converted approximately $2.4 million in aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) held by certain holders for approximately $3.8 million in cash. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, approximately $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at March 31, 2021.
Business Impact under the Macroeconomic Environment of COVID-19
On March 11, 2020, COVID-19 was deemed a global pandemic and since then, the Company has continued to proactively monitor and assess the pandemic’s current and potential impact to the Company’s operations. Beginning in early March 2020, the Company’s senior leadership team took certain steps to assist our businesses in appropriately adjusting and adapting to the conditions resulting from the COVID-19 pandemic. Our businesses have been designated as essential services and, therefore, each one of the Company’s business locations remains open and ready to provide service to their communities in this time of need. While our businesses provide an essential public function, along with a critical responsibility to the communities and families they serve, the health and safety of our employees and the families we serve remain our top priority. The Company has taken additional steps during this time to continually review and update our processes and procedures to comply with all regulatory mandates and procure additional supplies to ensure that each of our businesses have appropriate personal protective equipment to provide these essential services. Additionally, in many of our business locations, we have also updated staffing and service guidelines, such as reducing the number of team members present for a service, restricting the size and number of attendees and adjusting other operating procedures. The Company has also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities they serve.
The overall impact of the macroeconomic environment to the deathcare industry from COVID-19 may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. Changes in the macroeconomic environment as a result of the pandemic have, to this point, led to an increase in volume and may create situations where people choose to spend less on funerals by purchasing less expensive caskets, minimize the scale of services and visitations, or elect not to make a preneed funeral or cemetery arrangement. During this time, our businesses have been focused on being innovative and resourceful, providing some type of immediate service as part of the grieving process. Gathering restrictions across many areas of the country have, in some cases, limited our ability to provide large, in-person memorialization services and we have seen client families elect webcasting and livestreaming services, hold services with smaller attendance or rotating visitors, outdoor services, or in some cases, choose to delay services to a future date.
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
We have also applied certain measures of the CARES Act, which has provided a cash benefit in the form of tax payment refunds, tax credits related to employee retention, cash deferral for the employer portion of the Social Security tax and anticipated minimal cash taxes for 2020. Although we expect to take advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position. See Item 1, Financial Statements and Supplementary Data, Note 1 for additional information related to the CARES Act.
The COVID-19 pandemic, and related gathering restrictions issued by state and local officials, did impact aspects of our financial results in the first quarter including revenue, volume, preneed cemetery sales, and average revenue per contract. We will continue to assess these impacts and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related gathering restrictions evolves.
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
•Hard work, pride of accomplishment, and shared success through employee ownership;
•Belief in the power of people through individual initiative and teamwork;
•Outstanding service and profitability to hand-in-hand; and
•Growth of the company is driven by decentralization and partnership.
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
4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level within our Standards in a business year after year, we require local Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams.
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
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
Our plan is to remain focused on integrating our newly acquired businesses and to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes, payment of dividends and debt obligations. However, if the conditions set forth in our conditional notice of redemption are satisfied and we are able to redeem our existing Senior Notes on June 1, 2021, then it may provide us the ability, from a capital allocation perspective, to potentially resume strategic acquisitions, internal growth capital expenditures, share repurchases, dividend increases and further debt repayments. See Item 1, Financial Statements and Supplementary Data, Note 18 for additional details regarding the notice of conditional redemption for our Senior Notes. We also expect continued divestiture activity for the next 6-9 months, which could yield approximately $3-5 million of cash from the proceeds of the sale. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to repurchase shares of our common stock, subject to satisfying certain financial covenants in our Credit Facility. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months.
Cash Flows
We began 2021 with $0.9 million in cash and ended the first quarter with $0.4 million in cash. At March 31, 2021, we had borrowings of $28.3 million outstanding on our Credit Facility compared to $47.2 million at December 31, 2020.
The following table sets forth the elements of cash flow (in thousands):

	Three months ended March 31,
	2020	2021
Cash at beginning of year	$716	$889

Net cash provided by operating activities	13,546	26,811

Acquisitions of businesses	(28,000)	—
Acquisitions of real estate	—	(350)
Proceeds from divestitures and sale of other assets	78	2,800
Capital expenditures	(2,738)	(4,347)
Net cash used in investing activities	(30,660)	(1,897)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	29,713	(19,133)
Conversions and maturity of the Convertibles Notes	—	(3,980)
Payment of debt issuance and transaction costs	(14)	(7)
Net proceeds (payments) related to employee equity plans	127	(17)
Dividends paid on common stock	(1,339)	(1,799)
Other financing costs	(169)	(461)
Net cash provided by (used in) financing activities	28,318	(25,397)

Cash at end of the period	$11,920	$406

Operating Activities
For the three months ended March 31, 2021, cash provided by operating activities was $26.8 million compared to $13.5 million for the three months ended March 31, 2020. The increase of $13.3 million is a reflection of the resilient cash generating ability of our portfolio of high-quality funeral home and cemetery operations. Our operating income (excluding the non-cash impact of the divestitures and impairment charges) increased $9.1 million in addition to other favorable working capital changes.
Investing Activities
Our investing activities, resulted in a net cash outflow of $1.9 million for the three months ended March 31, 2021 compared to $30.7 million for the three months ended March 31, 2020, a decrease of $28.8 million.
Acquisition and Divestiture Activity
During the three months ended March 31, 2021, we sold two funeral homes for $2.8 million and purchased real estate for $0.4 million.
During the three months ended March 31, 2020, we acquired a funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid in 2020.
Capital Expenditures
For the three months ended March 31, 2021, capital expenditures (comprising of growth and maintenance spend) totaled $4.3 million compared to $2.7 million for the three months ended March 31, 2020, an increase of $1.6 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Three months ended March 31,
	2020	2021
Growth
Cemetery development	$954	$1,486
Renovations at certain businesses	141	710
Other	87	11
Total Growth	$1,182	$2,207

	Three months ended March 31,
	2020	2021
Maintenance
Facility repairs and improvements	$246	$253
Vehicles	428	514
General equipment and furniture	649	1,130
Paving roads and parking lots	132	182
Other	101	61
Total Maintenance	$1,556	$2,140
Financing Activities
Our financing activities resulted in a net cash outflow of $25.4 million for the three months ended March 31, 2021 compared to a net cash inflow of $28.3 million for the three months ended March 31, 2020, an increase of $53.7 million.
During the three months ended March 31, 2021, we had net payments on our Credit Facility, acquisition debt and finance leases of $19.1 million, we paid $1.8 million in dividends and $4.0 million for the conversions and maturity of our Convertible Notes.
During the three months ended March 31, 2020, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $29.7 million and paid $1.3 million in dividends.
Share Repurchase
During the three months ended March 31, 2021, we did not repurchase any shares of our common stock. At March 31, 2021, we had approximately $25.6 million available for repurchases under our share repurchase program.

Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339

2021	Per Share	Dollar Value
March 1st	$0.100	$1,799
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at March 31, 2021 is as follows (in thousands):

March 31, 2021
Credit Facility	$28,300
Finance leases	5,776
Operating leases	21,933
Acquisition debt	5,355
Total	$61,364
Credit Facility
At March 31, 2021, our $190.0 million senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 31, 2023.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and its subsidiaries party thereto as guarantors (the “Credit Facility Guarantors”) to incur additional indebtedness, grant liens on assets, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial covenants. As of March 31, 2021, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.50 to 1.00, (B) a Senior Secured Leverage Ratio (as defined in the Credit Facility) not to exceed 2.00 to 1.00 as of the end of any period of four consecutive fiscal quarters, and (C) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with the total leverage ratio, fixed charge coverage ratio and senior secured leverage ratio covenants contained in our Credit Facility as of March 31, 2021.
At March 31, 2021, we had outstanding borrowings under our Credit Facility of $28.3 million. We also had one letter of credit for $2.1 million outstanding under the Credit Facility, which bears interest at 3.125% and will expire on November 25, 2021. The letter of credit will automatically renew annually and secures our obligations under our various self-insured policies. At March 31, 2021, we had $159.6 million of availability under the Credit Facility after giving effect to the $2.1 million of the outstanding letter of credit.
Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At March 31, 2021, the prime rate margin was equivalent to 1.5% and the LIBOR rate margin was 2.5%. The weighted average interest rate on our Credit Facility was 4.3% and 3.3% for the three months ended March 31, 2020 and 2021, respectively.

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Credit Facility interest expense	$1,230	$445
Credit Facility amortization of debt issuance costs	126	118
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
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Operating lease cost	$957	$960
Short-term lease cost	32	49
Variable lease cost	25	41

Finance lease cost:
Depreciation of lease right-of-use assets	$109	$108
Interest on lease liabilities	126	120
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended March 31,
	2020	2021
Acquisition debt imputed interest expense	$127	$97
Convertible Subordinated Notes due 2021
During the three months ended March 31, 2021, we converted approximately $2.4 million in aggregate principal amount of our Convertible Notes held by certain holders for approximately $3.8 million in cash. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, approximately $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at March 31, 2021.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Convertible Notes interest expense	$43	$18
Convertible Notes accretion of debt discount	65	20
Convertible Notes amortization of debt issuance costs	6	1
The effective interest rate on the unamortized debt discount for both the three months ended March 31, 2020 and 2021 was 11.4%. The effective interest rate on the debt issuance costs for the three months ended March 31, 2020 and 2021 was 3.2% and 3.1%, respectively.
Senior Notes due 2026
At March 31, 2021, the principal amount of our 6.625% senior notes due 2026 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 31, 2018 (the “Indenture”), among us, certain of our existing subsidiaries (collectively, the “Subsidiary Guarantors”), as guarantors, and Wilmington Trust, National Association., as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of the Subsidiary Guarantors. The Senior Notes are due on June 1, 2026 unless earlier redeemed or repurchased and bear interest at 6.625% per year, which is payable semi-annually in arrears on June 1 and December 1 of each year.
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
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Senior Notes interest expense	$6,625	$6,625
Senior Notes amortization of debt discount	129	138
Senior Notes amortization of debt premium	54	58
Senior Notes amortization of debt issuance costs	67	74
At March 31, 2021, the fair value of the Senior Notes, which are Level 2 measurements, was $417.6 million.
The debt discount, the debt premium and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 62 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes, issued in May 2018, for both three months ended March 31, 2020 and 2021 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the Senior Notes, issued in December 2019, for both three months ended March 31, 2020 and 2021 was 6.20% and 6.88%, respectively.
On April 30, 2021, we delivered a notice of conditional redemption to the trustee for the Senior Notes to call for redemption on June 1, 2021, all of the outstanding aggregate principal amount of the Senior Notes at a redemption price of 104.969% of the principal amount thereof, plus accrued and unpaid interest up to, but excluding, the scheduled redemption date. Our redemption obligation is conditioned on and subject to the completion of the offering of $400 million in aggregate principal amount of 4.25% Senior Notes due 2029 and the entry into an amended and restated credit facility in connection with the closing of the offering.

FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended March 31,
	2020	2021
Revenue	$77,490	$96,637
Funeral contracts	11,493	13,296
Average revenue per funeral contract	$5,233	$5,276
Preneed interment rights (property) sold	1,868	2,658
Average price per preneed interment right sold	$3,779	$4,551
Gross profit	$23,171	$35,061
Net income (loss)	$(4,197)	$12,933
Revenue for the three months ended March 31, 2021 increased $19.1 million compared to the three months ended March 31, 2020, as we experienced a 15.7% increase in total funeral contracts primarily due to a peak spike in Covid deaths in the first quarter of 2021 when compared to the first quarter of 2020, which resulted in market share gains for the majority of our businesses, while the average revenue per funeral contract remained flat. In addition, we experienced a 42.3% increase in the number of preneed interment rights (property) sold, as well as a 20.4% increase in the average price per interment right sold of 20.4%, primarily due to 1) the full integration of the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020, and 2) the execution of the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries.
Gross profit for the three months ended March 31, 2021 increased $11.9 million compared to the three months ended March 31, 2020, primarily due to the increase in revenue from both our funeral home and cemetery segments, as well as disciplined expense and cost management by leaders at each business.
Net income for the three months ended March 31, 2021 increased $17.1 million compared to the three months ended March 31, 2020, primarily due to the increase in gross profit and the $14.7 million impairment charge we recorded in the first quarter of 2020 that did not occur in first quarter of 2021, offset by the $7.8 million increase in tax expense in the first quarter of 2021 as we experienced a net loss in the first quarter of 2020.
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

REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended March 31, 2021 issued on April 21, 2021 and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net income (loss), a GAAP measure, to Adjusted net income, a non-GAAP measure, (in thousands):

	Three months ended March 31,
	2020	2021
Net income (loss)	$(4,197)	$12,933
Special items, net of tax(1)
Acquisition expenses	90	—
Severance and separation costs(2)	228	1,244
Accretion of discount on Convertible Notes(1)	65	20
Gain on divestitures(3)	—	(213)
Net impact of impairment of goodwill and other intangibles(3)	9,757	—
Litigation reserve	59	—
Natural disaster and pandemic costs(4)	111	706
Adjusted net income(5)	$6,113	$14,690

(1)	Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special items are taxed at the federal statutory rate of 21.0%, except for the Accretion of the discount on Convertible Notes, as this is a non-tax deductible item. The Gain on divestitures and the Net impact of impairment of goodwill and other intangibles taxed at the operating tax rate during the respective period (described below).
(2)	The increase is due to separation costs related to the resignation of two members of senior leadership in the first quarter of 2021.
(3)	Net of the operating tax rate of 33.6% in 2020 and 31.0% in 2021.
(4)	The increase is primarily due to health and safety expenses, including personal protective equipment (“PPE”). In the first quarter of 2020, we purchased PPE during the last few weeks of March 2020 when the Pandemic began compared to three months in the first quarter of 2021.
(5)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) (in thousands):

	Three months ended March 31,
	2020	2021
Gross profit	$23,171	$35,061

Cemetery property amortization	877	1,517
Field depreciation expense	3,290	3,136
Regional and unallocated funeral and cemetery costs	2,756	6,073
Operating profit(1)	$30,094	$45,787

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment (in thousands):

	Three months ended March 31,
	2020	2021
Funeral Home	$24,274	$32,906
Cemetery	5,820	12,881
Operating profit	$30,094	$45,787

Operating profit margin(1)	38.8%	47.4%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2021 and 2020.
The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2017 and owned and operated for the entirety of each period being presented, excluding certain funeral home and cemetery businesses that we intend to divest in the near future.
The term “acquired” refers to funeral homes and cemeteries purchased after December 31, 2016, excluding any funeral home and cemetery businesses that we intend to divest in the near future. This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” when discussed in the Funeral Home Segment, refers to the two funeral homes we sold in first quarter of 2021.
“Planned divested” refers to the funeral home and cemetery businesses that we intend to divest.
“Ancillary” in the Funeral Home Segment represents our flower shop, pet cremation business and online cremation business.
Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Three months ended March 31,
	2020	2021
Revenue:
Same store operating revenue	$46,696	$56,683
Acquired operating revenue	8,885	10,139
Divested/planned divested revenue	2,757	1,217
Ancillary revenue	1,151	1,207
Preneed funeral insurance commissions	366	330
Preneed funeral trust and insurance	1,887	2,198
Total	$61,742	$71,774

Operating profit:
Same store operating profit	$18,062	$25,812
Acquired operating profit	3,247	4,467
Divested/planned divested operating profit	673	134
Ancillary operating profit	295	242
Preneed funeral insurance commissions	156	91
Preneed funeral trust and insurance	1,841	2,160
Total	$24,274	$32,906
The following measures reflect the significant metrics over this comparative period:

	Three months ended March 31,
	2020	2021
Same store:
Contract volume	9,058	11,028
Average revenue per contract, excluding preneed funeral trust earnings	$5,155	$5,140
Average revenue per contract, including preneed funeral trust earnings	$5,344	$5,318
Burial rate	36.9%	36.6%
Cremation rate	55.0%	57.0%

Acquired:
Contract volume	1,733	2,002
Average revenue per contract, excluding preneed funeral trust earnings	$5,127	$5,065
Average revenue per contract, including preneed funeral trust earnings	$5,182	$5,135
Burial rate	42.0%	41.1%
Cremation rate	54.6%	54.1%
Funeral home same store operating revenue for the three months ended March 31, 2021 increased $10.0 million compared to the three months ended March 31, 2020. The increase in operating revenue is primarily due to a 21.7% same store contract volume increase, while the average revenue per contract excluding preneed interest, remained flat in the three months ended March 31, 2021 compared to the same period in 2020. The increase in volume is primarily due to a peak spike in Covid deaths in the first quarter of 2021, which resulted in market share gains for the majority of our businesses.
Funeral home same store operating profit for the three months ended March 31, 2021 increased $7.8 million when compared to the three months ended March 31, 2020. The comparable operating profit margin increased 680 basis points to 45.5%. The increase in operating profit is primarily due to the increase in same store operating revenue along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 6.9% for the three months ending 2021 compared to the same period in 2020. The largest decrease was in salaries and benefits, which decreased 3.7% as a percent of operating revenue as we increased revenue without adding extra personnel.

Funeral home acquired operating revenue for the three months ended March 31, 2021 increased $1.3 million compared to the three months ended March 31, 2020. The increase in operating revenue is primarily due to a 15.5% increase in acquired contract volume primarily due to the increased deaths related to the COVID-19 pandemic and broad market share gains, which was partially offset by a 1.2% decrease in the average revenue per contract, excluding preneed interest, due to a 90 basis point decrease in the burial rate, along with a 5.4% decrease of cremation contracts with services.
Acquired operating profit for the three months ended March 31, 2021 increased $1.2 million when compared to the three months ended March 31, 2020. The comparable operating profit margin increased 760 basis points to 44.1%. The increase in operating profit is primarily due to the increase in acquired operating revenue along with disciplined expense and cost management by leaders at each business. The operating margin of the nine businesses acquired in the fourth quarter of 2019 increased 310 basis points and the operating margin of the business acquired in the first quarter of 2020 increased 520 basis points during the three months ended March 31, 2021 compared to the same period in 2020. Overall acquired operating expenses as a percent of operating revenue decreased 7.5%, with the largest decrease in salaries and benefits of 5.9% as we increased revenue without adding extra personnel.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses acquired in the fourth quarter of 2019. Ancillary revenue increased 4.9% for the three months ending March 31, 2021 compared to the three months ending March 31, 2020 primarily due to an increase in our online cremation business.
Ancillary operating profit decreased 18.0% for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to an increase in operating expenses with the largest increase in third party pick up and embalming and general and administrative expenses at our online cremation business.
Preneed funeral insurance commissions and preneed funeral trust and insurance, also recorded in Other revenue, on a combined basis, increased $0.3 million or 12.2% for the three months ended March 31, 2021 compared to the same period in 2020. The increase is primarily related to a 13.9% increase in preneed contracts maturing to atneed which triggers the recognition of trust earnings on matured contracts. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.3 million or 12.7% for the same comparative period, primarily due to the increase in preneed funeral trust and insurance revenue.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Three months ended March 31,
	2020	2021
Revenue:
Same store operating revenue	$10,907	$14,621
Acquired operating revenue	2,799	6,980
Divested/planned divested revenue	58	108
Preneed cemetery trust revenue	1,742	2,889
Preneed cemetery finance charges	242	265
Total	$15,748	$24,863

Operating profit:
Same store operating profit	$3,167	$5,711
Acquired operating profit	827	4,102
Divested/planned divested operating profit	3	38
Preneed cemetery trust operating profit	1,581	2,765
Preneed cemetery finance charges	242	265
Total	$5,820	$12,881

The following measures reflect the significant metrics over this comparative period:

	Three months ended March 31,
	2020	2021
Same store:
Preneed revenue as a percentage of operating revenue	58%	58%
Preneed revenue (in thousands)	$6,303	$8,460
Atneed revenue (in thousands)	$4,604	$6,162
Number of preneed interment rights sold	1,561	1,887
Average price per interment right sold	$3,615	$3,879

Acquired:
Preneed revenue as a percentage of operating revenue	62%	64%
Preneed revenue (in thousands)	1,736	$4,444
Atneed revenue (in thousands)	1,063	$2,537
Number of preneed interment rights sold	300	750
Average price per interment right sold	$4,696	$5,800
Cemetery same store preneed revenue increased $2.2 million for the three months ended March 31, 2021 compared to the same period in 2020, as we experienced a 20.9% increase in the number of interments rights sold, as well as a 7.3% increase in the average price per interment right sold. The increase is primarily due to the execution of the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. Cemetery same store atneed revenue, which represents 42% of our same store operating revenue, increased $1.6 million as we experienced a 23.7% increase in same store atneed contracts and an 8.3% increase in the average sale per contract for the three months ended March 31, 2021 compared to the same period in 2020, primarily due to the increased deaths related to the COVID-19 pandemic.
Cemetery same store operating profit for the three months ended March 31, 2021 increased $2.5 million from the same period in 2020. The comparable operating profit margin increased 1,010 basis points to 39.1% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 10.0% in the first quarter of 2021 compared to the same period in 2020, most notably in salaries and wages, which decreased 4.5% as a percent of operating revenue, followed by promotional expenses and facilities and grounds costs which decreased 1.8% and 1.3% respectively, as a percent of operating revenue.
There are three businesses in our acquired cemetery portfolio, two of which were acquired in the fourth quarter of 2019 and one acquired in the first quarter of 2020. In the first quarter of 2020, we hired new sales leadership at two of the newly acquired cemeteries and continued to build their respective sales team throughout the year. As a result, our acquired cemetery portfolio experienced a $2.7 million increase in preneed revenue and a $1.5 million increase in atneed revenue for the period ended March 31, 2021 compared to the same period in 2020.
Cemetery acquired operating profit increased $3.3 million for three months ended March 31, 2021. The comparable operating profit margin increased 2,930 basis points to 58.8% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 29% in the first quarter of 2021 compared to the same period in 2020, as we experienced decreases in the majority of our operating costs, most notably in salaries and wages, which decreased 17% as a percent of operating revenue, as we increased revenue without adding extra personnel.
Preneed cemetery trust revenue and preneed cemetery finance charges, which are recorded in Other revenue, on a combined basis increased $1.2 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in our trust fund income is primarily due to our execution of a major repositioning strategy beginning at the height of the COVID-19 market crisis in March 2020, substantially increasing our preneed cemetery trust revenue and operating profit. We experienced a $0.9 million increase in income and a $0.2 million increase in realized capital gains within our trusts in the first quarter of 2021 compared to the same period of 2020. Operating profit for the two categories of Other revenue, on a combined basis, increased $1.2 million for three months ended March 31, 2021 compared to the same period in 2020 primarily due to the increase in preneed cemetery trust revenue.

Cemetery property amortization. Cemetery property amortization totaled $1.5 million for the three months ended March 31, 2021, an increase of $0.6 million compared to the three months ended March 31, 2020, due to the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses decreased $0.2 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily due to building structures and older vehicles becoming fully depreciated without any newly acquired building structures and vehicles to offset the decrease.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $6.1 million for the three months ended March 31, 2021, an increase of $3.3 million primarily due to the following: (1) a $2.2 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $0.7 million increase in health and safety expenses related to the COVID-19 pandemic; and (3) a $0.4 million increase in other general administrative costs.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $8.8 million for the three months ended March 31, 2021, an increase of $2.9 million compared to the three months ended March 31, 2020. The increase was primarily attributable to the following: (1) a $1.4 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $1.3 million increase in separation expenses related to the resignation of two members of senior leadership; and (3) a $0.2 million increase in other general administrative costs.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $0.3 million for the three months ended March 31, 2021, a decrease of $0.1 million compared to the three months ended March 31, 2020 primarily due to equipment and software at the home office becoming fully depreciated in the latter half of 2020 without any newly acquired assets to offset the decrease.
Net loss (gain) on divestitures and impairments charges. The components of Net loss (gain) on divestitures and impairment charges are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Goodwill impairment	$13,632	$—
Tradename impairment	1,061	—
Gain on divestitures	—	(308)
Total	$14,693	$(308)
During the three months ended March 31, 2021, we divested two funeral homes for a gain of $0.3 million.
During the three months ended March 31, 2020, we recorded an impairment for goodwill of $13.6 million as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value and we recorded an impairment for certain of our tradenames of $1.1 million as the carrying amount of these tradenames exceeded the fair value.
Interest expense. Interest expense totaled $7.6 million for the three months ended March 31, 2021, a decrease of $0.8 million compared to the three months ended March 31, 2020, primarily due to decreased borrowings on our Credit Facility.
Income taxes. Our income tax expense was $5.6 million for the three months ended March 31, 2021 compared to an income tax benefit of $2.2 million for the three months ended March 31, 2020. Our operating tax rate before discrete items was 31.0% and 33.6% for the three months ended March 31, 2021 and 2020.
We filed carryback refund claims for the 2018 and 2019 tax years as allowed by the legislative changes included in the CARES Act. As a result of requesting a tax refund in excess of $5 million, we must receive Joint Committee approval and undergo an audit for the tax year ending December 31, 2018. This audit is currently in progress. In 2020, the 2018 tax return was amended to take full advantage of the CARES Act legislative benefits resulting in additional losses that increase the amount of our carryback refund claim. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of receiving Internal Revenue Service approval regarding our non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated. At March 31, 2021, the reserve for uncertain tax positions was $3.7 million.

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
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is based upon our Consolidated Financial Statements presented herewith, which have been prepared in accordance with GAAP. Our critical accounting policies are discussed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2021 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments as of March 31, 2021 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Note 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.38% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2021, we had outstanding borrowings under the Credit Facility of $28.3 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or the LIBOR rate plus a margin. At March 31, 2021, the prime rate margin was equivalent to 1.5% and the LIBOR rate margin was 2.5%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.3 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 6.625%. We may redeem all or part of the Senior Notes at any time prior to June 1, 2021 at a redemption price equal to 100% of the principal amount of Senior Notes redeemed, plus a “make whole” premium, and accrued and unpaid interest, if any, to the date of redemption. We have the right to redeem the Senior Notes at any time on or after June 1, 2021 at the redemption prices described in the indenture governing the Senior Notes, plus accrued and unpaid interest, if any, to the date of redemption. At March 31, 2021, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $396.1 million and the fair value of the Senior Notes was $417.6 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.
Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective as of March 31, 2021 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Item 1A.Risk Factors.
Risk Factor Update
We are supplementing the risk factors as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), with the updated risk factors set out below. The risk factors below should be read in conjunction with the risk factors set out in our 2020 Form 10-K:
RISKS RELATED TO OUR BUSINESS
Key Employees and Compensation
Our “Good To Great” and “Good To Great II” incentive programs could result in significant future payments and the issuance of a significant number of shares of common stock to our Managing Partners and to certain critical employees who are not managing partners.
Our Good To Great incentive program rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 1% (the “Minimum Growth Rate”) over a five year performance period (the “Performance Period”) with respect to our funeral homes that they operate, which aligns our incentives with long-term value creation. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares of our common stock, determined at our discretion. To date, we have had five Performance Periods ended, with the most recent period ended December 31, 2020, which over the course of those five Performance Periods our highest Good To Great incentive bonus paid to our Managing Partners was for the Performance Period ended December 31, 2016, totaling $2.4 million. Although we have had sufficient levels of cash on hand to make cash bonus payments under the program, there is the potential we could be required to make similar or higher cash bonus payments than our highest historical payment under the program, which could result in less cash available to fund our operations. Because the bonus payments under the program are subject to achieving a Minimum Growth Rate, which is determined by various operational, financial and performance measures, future potential bonus payments cannot be determined with certainty at this time. In addition, our Good To Great II incentive program rewards certain of our employees who are not Managing Partners in alignment with the incentive programs for our Managing Partners. For example, there is a potential risk of dilution to our shareholders if we achieve the highest performance tier under the Good To Great II incentive program, which equals a Common Stock Price Average (as defined by the program) of $77.34 per share. As of March 31, 2021, under such a scenario, a total of 971,820 shares of common stock would be awarded to participants under the program. We believe these incentive programs will result in improved field-level margins, market share and overall financial performance.
Please also refer to the complete set of Risk Factors discussed in Part I, Item 1A “Risk Factors” in our 2020 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2020 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

January 1, 2021 - January 31, 2021	—	$—	—	$25,601,446
February 1, 2021 - February 28, 2021	9,688	$35.81	—	$25,601,446
March 1, 2021 - March 31, 2021	—	$—	—	$25,601,446
Total for quarter ended March 31, 2021	9,688		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Part I, Item 1, Financial Statements and Supplementary Data, Note 14 for additional information on our publicly announced share repurchase program.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
None.
Item 6.Exhibits.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	May 5, 2021	/s/ C. Benjamin Brink
C. Benjamin Brink
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
10.1
First Amendment to Employment Agreement dated February 17, 2021 by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2021. †

*10.2	Form of First Amendment to Employment Agreement Consideration $77.34 Option Grant dated February 17, 2021 by and between the Company and Melvin C. Payne. †

*10.3	Form of First Amendment to Employment Agreement Consideration $53.39 Option Grant dated February 17, 2021 by and between the Company and Melvin C. Payne. †

10.4
Release and Separation Agreement by and between Carriage Services, Inc. and Viki K. Blinderman, dated February 2, 2021 and effective March 31, 2021. Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on March 2, 2021. †

10.5
Second Amendment to the Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021 and Amendment No. 1 to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2021. †

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by C. Benjamin Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and C. Benjamin Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 __________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.