Form 10-Q
period 2021-06-30
CARRIAGE SERVICES INC
filed 2021-08-04
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 30, 2021 was 17,825,724.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

		(unaudited)
	December 31, 2020	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$889	$1,493
Accounts receivable, net	25,103	23,835
Inventories	7,259	7,333
Prepaid and other current assets	2,076	2,862
Total current assets	35,327	35,523
Preneed cemetery trust investments	86,604	98,539
Preneed funeral trust investments	101,235	109,791
Preneed cemetery receivables, net	21,081	22,427
Receivables from preneed funeral trusts, net	16,844	17,758
Property, plant and equipment, net	269,051	267,431
Cemetery property, net	101,134	100,552
Goodwill	392,978	391,972
Intangible and other non-current assets, net	29,542	29,464
Operating lease right-of-use assets	21,201	20,256
Cemetery perpetual care trust investments	70,828	75,290
Total assets	$1,145,825	$1,169,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,432	$3,172
Accounts payable	11,259	11,650
Accrued and other liabilities	31,138	33,671
Convertible subordinated notes due 2021	2,538	—
Total current liabilities	48,367	48,493
Acquisition debt, net of current portion	4,482	4,401
Credit facility	46,064	58,937
Senior notes	395,968	394,303
Obligations under finance leases, net of current portion	5,531	5,356
Obligations under operating leases, net of current portion	20,302	19,420
Deferred preneed cemetery revenue	47,846	48,672
Deferred preneed funeral revenue	27,992	29,143
Deferred tax liability	46,477	42,016
Other long-term liabilities	4,748	3,162
Deferred preneed cemetery receipts held in trust	86,604	98,539
Deferred preneed funeral receipts held in trust	101,235	109,791
Care trusts’ corpus	69,707	73,899
Total liabilities	905,323	936,132
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,020,494 and 26,175,767 shares issued, respectively and 17,995,155 and 17,825,724 shares outstanding, respectively	260	262
Additional paid-in capital	239,989	237,891
Retained earnings	102,303	109,069
Treasury stock, at cost; 8,025,339 and 8,350,043 at December 31, 2020 and June 30, 2021	(102,050)	(114,351)
Total stockholders’ equity	240,502	232,871
Total liabilities and stockholders’ equity	$1,145,825	$1,169,003
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Revenue:
Service revenue	$38,880	$40,119	$79,612	$87,876
Property and merchandise revenue	32,642	41,606	63,913	83,502
Other revenue	5,955	6,552	11,442	13,536
	77,477	88,277	154,967	184,914
Field costs and expenses:
Cost of service	18,622	19,583	39,679	40,550
Cost of merchandise	24,612	27,520	49,675	56,040
Cemetery property amortization	1,097	2,175	1,974	3,692
Field depreciation expense	3,247	3,142	6,537	6,278
Regional and unallocated funeral and cemetery costs	3,717	5,770	6,473	11,843
Other expenses	1,022	1,160	2,298	2,523
	52,317	59,350	106,636	120,926
Gross profit	25,160	28,927	48,331	63,988
Corporate costs and expenses:
General, administrative and other	6,540	6,899	12,486	15,733
Home office depreciation and amortization	354	277	736	566
Net loss on divestitures, disposals and impairments charges	—	827	14,693	519
Operating income	18,266	20,924	20,416	47,170

Interest expense	(8,352)	(7,478)	(16,780)	(15,062)
Accretion of discount on convertible subordinated notes	(66)	—	(131)	(20)
Loss on extinguishment of debt	—	(23,807)	—	(23,807)
Other, net	(2)	2	(6)	(66)
Income (loss) before income taxes	9,846	(10,359)	3,499	8,215
Benefit (expense) for income taxes	(3,299)	3,417	(1,163)	(2,341)
Tax adjustment related to discrete items	(150)	775	(136)	892
Total benefit (expense) for income taxes	(3,449)	4,192	(1,299)	(1,449)
Net income (loss)	$6,397	$(6,167)	$2,200	$6,766

Basic earnings (loss) per common share:	$0.36	$(0.34)	$0.12	$0.38
Diluted earnings (loss) per common share:	$0.36	$(0.33)	$0.12	$0.37

Dividends declared per common share:	$0.075	$0.100	$0.150	$0.200

Weighted average number of common and common equivalent shares outstanding:
Basic	17,860	17,967	17,833	17,966
Diluted	17,889	18,511	17,862	18,364
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended June 30,
	2020	2021
Cash flows from operating activities:
Net income	$2,200	$6,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,247	10,536
Provision for credit losses	1,507	849
Stock-based compensation expense	1,546	2,537
Deferred income tax expense (benefit)	4,867	(4,461)
Amortization of intangibles	638	645
Amortization of debt issuance costs	393	345
Amortization and accretion of debt	282	201
Loss on extinguishment of debt	—	23,807
Net loss on divestitures, disposals and impairment charges	14,789	700
Other	19	—

Changes in operating assets and liabilities that provided (required) cash:
Accounts and preneed receivables	2,231	(702)
Inventories, prepaid and other current assets	(6,610)	(894)
Intangible and other non-current assets	(503)	(592)
Preneed funeral and cemetery trust investments	214	(18,473)
Accounts payable	(516)	(471)
Accrued and other liabilities	(411)	1,382
Deferred preneed funeral and cemetery revenue	1,054	1,977
Deferred preneed funeral and cemetery receipts held in trust	54	17,289
Net cash provided by operating activities	31,001	41,441

Cash flows from investing activities:
Acquisition of businesses and real estate	(28,011)	(2,935)
Proceeds from divestitures and sale of other assets	78	3,622
Proceeds from insurance reimbursements	—	120
Capital expenditures	(5,786)	(8,751)
Net cash used in investing activities	(33,719)	(7,944)

Cash flows from financing activities:
Borrowings from the credit facility	75,900	100,868
Payments against the credit facility	(70,000)	(87,568)
Payment of call premium for the redemption of the senior notes due 2026	—	(19,876)
Payments of debt issuance and transaction costs	(66)	(6,430)
Conversions and maturity of the convertible subordinated notes due 2021	—	(3,980)
Payments on acquisition debt and obligations under finance leases	(679)	(452)
Payments on contingent consideration recorded at acquisition date	(169)	(461)
Proceeds from the exercise of stock options and employee stock purchase plan	624	1,495
Taxes paid on restricted stock vestings and exercise of stock options	(234)	(1,323)
Dividends paid on common stock	(2,682)	(3,607)
Purchase of treasury stock	—	(11,559)
Net cash provided by (used in) financing activities	2,694	(32,893)

Net increase (decrease) in cash and cash equivalents	(24)	604
Cash and cash equivalents at beginning of period	716	889
Cash and cash equivalents at end of period	$692	$1,493
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended June 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2020	17,909	$259	$242,234	$82,016	$(102,050)	$222,459
Net income	—	—	—	6,397	—	6,397
Issuance of common stock from employee stock purchase plan	17	1	262	—	—	263
Issuance of common stock to directors	8	—	147	—	—	147
Stock-based compensation expense	—	—	568	—	—	568
Dividends on common stock	—	—	(1,343)	—	—	(1,343)
Balance – June 30, 2020	17,934	$260	$241,868	$88,413	$(102,050)	$228,491

	Three months ended June 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2021	18,048	$261	$238,056	$115,236	$(102,050)	$251,503
Net loss	—	—	—	(6,167)	—	(6,167)
Issuance of common stock from employee stock purchase plan	14	—	361	—	—	361
Issuance of common stock to directors	5	—	160	—	—	160
Exercise of stock options	85	1	52	—	—	53
Cancellation and surrender of restricted common stock	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	1,070	—	—	1,070
Dividends on common stock	—	—	(1,808)	—	—	(1,808)
Treasury stock acquired	(325)	—	—	—	(12,301)	(12,301)
Balance – June 30, 2021	17,826	$262	$237,891	$109,069	$(114,351)	$232,871

The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Six months ended June 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net income	—	—	—	2,200	—	2,200
Issuance of common stock from employee stock purchase plan	44	1	624	—	—	624
Issuance of common stock to directors	17	—	294	—	—	294
Issuance of restricted common stock	10	—	—	—	—	—
Cancellation and surrender of restricted common stock	(10)	—	(235)	—	—	(235)
Stock-based compensation expense	—	—	1,252	—	—	1,252
Dividends on common stock	—	—	(2,682)	—	—	(2,682)
Other	18	—	468	—	—	468
Balance – June 30, 2020	17,934	$260	$241,868	$88,413	$(102,050)	$228,491

	Six months ended June 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net income	—	—	—	6,766	—	6,766
Issuance of common stock from employee stock purchase plan	32	1	839	—	—	840
Issuance of common stock to directors	10	—	337	—	—	337
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	115	1	(96)	—	—	(95)
Cancellation and surrender of restricted common stock	(10)	—	(347)	—	—	(347)
Stock-based compensation expense	—	—	2,200	—	—	2,200
Dividends on common stock	—	—	(3,607)	—	—	(3,607)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Treasury stock acquired	(325)	—	—	—	(12,301)	(12,301)
Balance – June 30, 2021	17,826	$262	$237,891	$109,069	$(114,351)	$232,871
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. As of June 30, 2021, we operated 171 funeral homes in 26 states and 32 cemeteries in 12 states. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 70% of our revenue and Cemetery Operations, which currently account for approximately 30% of our revenue.
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
When we divest a portion of a reporting unit that constitutes a business in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we allocate goodwill associated with that business to be included in the gain or loss on divestiture. The goodwill allocated is based on the relative fair value of the business being divested and the portion of the reporting unit that will be retained. Additionally, after each divestiture, we will test the goodwill remaining in the portion of the reporting unit to be retained for impairment using a qualitative assessment unless we deem a quantitative assessment to be appropriate to ensure the fair value of our reporting units is greater than their carrying value.
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

Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2020	June 30, 2021
Land	$82,615	$83,361
Buildings and improvements	240,567	238,112
Furniture, equipment and automobiles	91,302	70,139
Property, plant and equipment, at cost	414,484	391,612
Less: accumulated depreciation	(145,433)	(124,181)
Property, plant and equipment, net	$269,051	$267,431
During the six months ended June 30, 2021, we acquired real estate for $2.9 million. We also divested three funeral homes that had a carrying value of property, plant and equipment of $2.4 million, which was included in the Gain (loss) on divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, described in Note 4 to the Consolidated Financial Statements included herein.
Our growth and maintenance capital expenditures totaled $3.0 million and $4.4 million for the three months ended June 30, 2020 and 2021, respectively and $5.8 million and $8.8 million for the six months ended June 30, 2020 and 2021, respectively, for property, plant, equipment and cemetery development. In addition, we recorded depreciation expense of $3.6 million and $3.4 million for the three months ended June 30, 2020 and 2021, respectively and $7.2 million and $6.8 million for the six months ended June 30, 2020 and 2021, respectively.
Cemetery Property
When we acquire a cemetery, we utilize an internal and external approach to determine the fair value of the cemetery property. From an external perspective, we obtain an accredited appraisal to provide reasonable assurance for property existence, property availability (unrestricted) for development, property lines, available spaces to sell, identifiable obstacles or easements and general valuation inclusive of known variables in that market. From an internal perspective, we conduct a detailed analysis of the acquired cemetery property using other cemeteries in our portfolio as a benchmark. This provides the added benefit of relevant data that is not available to third party appraisers. Through this thorough internal process, we are able to identify viable costs of property based on historical experience, particular markets and demographics, reasonable margins, practical retail prices and park infrastructure and condition.
Cemetery property was $101.1 million and $100.6 million at December 31, 2020 and June 30, 2021, respectively, net of accumulated amortization of $46.6 million and $50.3 million, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $1.1 million and $2.2 million for the three months ended June 30, 2020 and 2021, respectively and $2.0 million and $3.7 million for the six months ended June 30, 2020 and 2021, respectively.
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
We determine if an arrangement is a lease at inception based on the facts and circumstances of the agreement. A right-of-use (“ROU”) asset represents our right to use the underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on our Consolidated Balance Sheet at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as depreciation expense and interest expense using the effective interest method of recognition. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense. We have real estate lease agreements which require payments for lease and non-lease components and we account for these as a single lease component. Leases with an initial term of 12 months or less, that do not include an option to renew the underlying asset, are not recorded on our Consolidated Balance Sheet and expense is recognized on a straight-line basis over the lease term.
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
See Notes 12 to the Consolidated Financial Statements included herein for additional information related to our leases.
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
Fair value is determined on the date of the grant. The fair value of restricted stock is determined using the stock price on the grant date. The fair value of options or awards containing options is determined using the Black-Scholes valuation model or the Monte-Carlo simulation pricing model. The fair value of the performance awards related to market performance conditions is determined using the Monte-Carlo simulation pricing model. The fair value of the ESPP is determined based on the discount element offered to employees and the embedded option element, which is determined using an option calculation model.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of June 30, 2021, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.

Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.2 million and $8.4 million at December 31, 2020 and June 30, 2021, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $7.9 million and $9.8 million at December 31, 2020 and June 30, 2021, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
We filed carryback refund claims for the 2018 and 2019 tax years as allowed by the legislative changes included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. As a result of requesting a tax refund in excess of $5 million, we must receive Joint Committee approval and undergo an audit for the tax year ending December 31, 2018. This audit is currently in progress. In 2020, the 2018 tax return was amended to take full advantage of the CARES Act legislative benefits resulting in additional losses that increase the amount of our carryback refund claim. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of receiving Internal Revenue Service (“IRS”) approval regarding our non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated. At both December 31, 2020 and June 30, 2021, the reserve for uncertain tax positions was $3.7 million.
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
For the three months ended June 30, 2020 and 2021, we had an income tax expense of $3.4 million and an income tax benefit of $4.2 million, respectively and for the six months ended June 30, 2020 and 2021, we had an income tax expense of $1.3 million and $1.4 million, respectively. Our operating tax rate before discrete items was 33.5% and 33.0% for the three months ended June 30, 2020 and 2021, respectively and 33.3% and 28.5% for the six months ended June 30, 2020 and 2021, respectively.
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
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. In accordance with ASC 260, we have included in the computation of diluted earnings per share the number of performance awards that would have been issuable as if the end of the reporting period was the end of the contingency period. These shares are considered to be outstanding at the beginning of the reporting period.
See Note 15 to the Consolidated Financial Statements included herein related to the computation of earnings per share.
Subsequent Events
We have evaluated events and transactions during the period subsequent to June 30, 2021 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 18 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this ASU during the six months ended June 30, 2021.
3.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2020	June 30, 2021
Goodwill at the beginning of the period	$398,292	$392,978
Net increase in goodwill related to acquisitions	14,054	—
Decrease in goodwill related to divestitures	(5,736)	(1,006)
Decrease in goodwill related to impairments	(13,632)	—
Goodwill at the end of the period	$392,978	$391,972
During the six months ended June 30, 2021, we allocated $1.0 million of goodwill to the sale of one funeral home for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.

4.DIVESTED OPERATIONS
During the three and six months ended June 30, 2021, we sold one funeral home for $0.7 million and three funeral homes for $3.5 million, respectively. During the three and six months ended June 30, 2020, we did not sell any funeral homes or cemeteries.
The operating results of these divested funeral homes are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Revenue	$—	$29	$—	$349

Operating loss	—	(37)	—	(12)
Gain (loss) on divestitures(1)	—	(205)	—	103
Income tax benefit (expense)	—	80	—	(26)
Net income (loss) from divested operations, after tax	$—	$(162)	$—	$65

(1)	Gain (loss) on divestitures is recorded in Net loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
5.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	June 30, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,018	$13,014	$—	$22,032
Other receivables	436	2,120	303	2,859
Allowance for credit losses	(282)	(774)	—	(1,056)
Accounts receivable, net	$9,172	$14,360	$303	$23,835

	December 31, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$11,448	$12,230	$—	$23,678
Other receivables	367	2,144	201	2,712
Allowance for credit losses	(327)	(960)	—	(1,287)
Accounts receivable, net	$11,488	$13,414	$201	$25,103
Other receivables include supplier rebates, commissions due from third party insurance companies, perpetual care income receivables and proceeds due from an insurance claim. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	Recoveries	June 30, 2021
Trade and financed receivables:
Funeral	$(327)	$(367)	$1,086	$(674)	$(282)
Cemetery	(960)	(175)	361	—	(774)
Total allowance for credit losses on Trade and financed receivables	$(1,287)	$(542)	$1,447	$(674)	$(1,056)

Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2020	June 30, 2021
Cemetery interment rights	$36,696	$39,871
Cemetery merchandise and services	10,526	11,506
Cemetery financed receivables	$47,222	$51,377
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2020	June 30, 2021
Preneed cemetery receivables	$47,222	$51,377
Less: unearned finance charges	(4,348)	(4,732)
Preneed cemetery receivables, at amortized cost	$42,874	$46,645
Less: allowance for credit losses	(2,604)	(2,142)
Less: balances due on undelivered cemetery preneed contracts	(7,919)	(9,836)
Less: amounts in accounts receivable	(11,270)	(12,240)
Preneed cemetery receivables, net	$21,081	$22,427
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	June 30, 2021
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,644)	$(307)	$583	$(1,368)
The amortized cost basis of our preneed cemetery receivables by year of origination at June 30, 2021 is as follows (in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Total preneed cemetery receivables, at amortized cost	$15,429	$13,943	$8,602	$4,392	$2,235	$2,044	$46,645
The aging of past due preneed cemetery receivables at June 30, 2021 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$689	$769	$111	$1,902	$3,471	$33,624	$37,095
Deferred revenue	329	152	30	401	912	13,370	14,282
Total contracts	$1,018	$921	$141	$2,303	$4,383	$46,994	$51,377
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including foreign debt, corporate debt, preferred stocks, mortgage-

backed securities and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. See Note 8 to the Consolidated Financial Statements included herein for further information of the fair value measurement.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	June 30, 2021
Preneed cemetery trust investments, at market value	$89,081	$101,288
Less: allowance for contract cancellation	(2,477)	(2,749)
Preneed cemetery trust investments	$86,604	$98,539
The cost and market values associated with preneed cemetery trust investments at June 30, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$2,846	$—	$—	$2,846
Fixed income securities:
Foreign debt	2	17,529	2,578	(507)	19,600
Corporate debt	2	12,639	1,703	(7)	14,335
Preferred stock	2	12,205	1,090	(296)	12,999
Common stock	1	35,651	5,410	(2,356)	38,705
Mutual funds:
Fixed Income	2	10,767	1,388	(144)	12,011
Trust securities		$91,637	$12,169	$(3,310)	$100,496
Accrued investment income		$792			$792
Preneed cemetery trust investments					$101,288
Market value as a percentage of cost					109.7%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	12,330
Due in five to ten years	7,187
Thereafter	27,417
Total fixed income securities	$46,934
The cost and market values associated with preneed cemetery trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,859	$—	$—	$1,859
Fixed income securities:
Foreign debt	2	15,953	2,083	(702)	17,334
Corporate debt	2	14,856	1,820	(358)	16,318
Preferred stock	2	11,886	980	(336)	12,530
Mortgage-backed securities	2	272	—	(159)	113
Common stock	1	30,253	7,642	(6,601)	31,294
Mutual funds:
Fixed income	2	7,494	1,331	(185)	8,640
Trust Securities		$82,573	$13,856	$(8,341)	$88,088
Accrued investment income		$993			$993
Preneed cemetery trust investments					$89,081
Market value as a percentage of cost					106.7%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at June 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,440	$(202)	$736	$(305)	$5,176	$(507)
Corporate debt	—	—	378	(7)	378	(7)
Preferred stock	—	—	4,095	(296)	4,095	(296)
Total fixed income securities with an unrealized loss	$4,440	$(202)	$5,209	$(608)	$9,649	$(810)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Investment income	$653	$662	$972	$1,129
Realized gains	1,619	10,016	3,535	14,108
Realized losses	(2,200)	(3,831)	(3,572)	(6,349)
Unrealized gains (losses), net	12,343	(849)	(3,961)	8,859
Expenses and taxes	(438)	(435)	(625)	(762)
Net change in deferred preneed cemetery receipts held in trust	(11,977)	(5,563)	3,651	(16,985)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Purchases	$(13,597)	$(18,797)	$(32,454)	$(27,208)
Sales	12,135	19,352	25,366	27,401
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	June 30, 2021
Preneed funeral trust investments, at market value	$104,166	$112,910
Less: allowance for contract cancellation	(2,931)	(3,119)
Preneed funeral trust investments	$101,235	$109,791

The cost and market values associated with preneed funeral trust investments at June 30, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,865	$—	$—	$18,865
Fixed income securities:
U.S treasury debt	1	817	—	—	817
Foreign debt	2	16,774	2,429	(465)	18,738
Corporate debt	2	11,113	1,525	(6)	12,632
Preferred stock	2	10,947	983	(280)	11,650
Common stock	1	32,709	5,051	(2,105)	35,655
Mutual funds:
Fixed income	2	8,913	1,168	(94)	9,987
Other investments	2	3,856	—	—	3,856
Trust securities		$103,994	$11,156	$(2,950)	$112,200
Accrued investment income		$710			$710
Preneed funeral trust investments					$112,910
Market value as a percentage of cost					107.9%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$817
Due in one to five years	11,027
Due in five to ten years	6,530
Thereafter	25,463
Total fixed income securities	$43,837
The cost and market values associated with preneed funeral trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,478	$—	$—	$18,478
Fixed income securities:
U.S. treasury debt	1	819	6	—	825
Foreign debt	2	15,144	2,018	(634)	16,528
Corporate debt	2	13,292	1,638	(310)	14,620
Preferred stock	2	10,944	900	(298)	11,546
Mortgage-backed securities	2	293	1	(155)	139
Common stock	1	28,327	7,364	(6,052)	29,639
Mutual funds:
Fixed income	2	6,475	1,198	(121)	7,552
Other investments	2	3,928	—	—	3,928
Trust securities		$97,700	$13,125	$(7,570)	$103,255
Accrued investment income		$911			$911
Preneed funeral trust investments					$104,166
Market value as a percentage of cost					105.7%

The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at June 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,539	$(196)	$650	$(269)	$5,189	$(465)
Corporate debt	—	—	357	(6)	357	(6)
Preferred stock	—	—	3,874	(280)	3,874	(280)
Total fixed income securities with an unrealized loss	$4,539	$(196)	$4,881	$(555)	$9,420	$(751)
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
Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Investment income	$604	$535	$862	$904
Realized gains	1,606	9,388	4,157	13,259
Realized losses	(2,053)	(3,528)	(3,182)	(5,896)
Unrealized gains (losses), net	11,889	(1,113)	(3,385)	8,206
Expenses and taxes	(253)	(436)	(350)	(632)
Net change in deferred preneed funeral receipts held in trust	(11,793)	(4,846)	1,898	(15,841)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Purchases	$(13,153)	$(17,863)	$(31,691)	$(25,491)
Sales	11,888	17,765	27,856	25,289

Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2020	June 30, 2021
Cemetery perpetual care trust investments, at market value	$70,828	$75,290
Obligations due from trust	(1,121)	(1,391)
Care trusts’ corpus	$69,707	$73,899
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at June 30, 2021 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,300	$—	$—	$1,300
Fixed income securities:
Foreign debt	2	12,824	1,898	(374)	14,348
Corporate debt	2	9,551	1,372	(5)	10,918
Preferred stock	2	10,085	842	(208)	10,719
Common stock	1	25,978	4,281	(1,921)	28,338
Mutual funds:
Fixed Income	2	8,127	1,093	(161)	9,059
Trust securities		$67,865	$9,486	$(2,669)	$74,682
Accrued investment income		$608			$608
Cemetery perpetual care investments					$75,290
Market value as a percentage of cost					110.0%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	8,736
Due in five to ten years	5,738
Thereafter	21,511
Total fixed income securities	$35,985
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

The following table summarized our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at June 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,968	$(132)	$580	$(242)	$3,548	$(374)
Corporate debt	—	—	265	(5)	265	(5)
Preferred stock	—	—	2,878	(208)	2,878	(208)
Total fixed income securities with an unrealized loss	$2,968	$(132)	$3,723	$(455)	$6,691	$(587)
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Realized gains	$439	$1,258	$1,148	$1,949
Realized losses	(606)	(496)	(1,285)	(916)
Unrealized gains (losses), net	10,068	(882)	(3,457)	6,817
Net change in Care trusts’ corpus	(9,901)	120	3,594	(7,850)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Investment income	$1,942	$2,710	$3,347	$5,223
Realized losses, net	27	(141)	(9)	(279)
Total	$1,969	$2,569	$3,338	$4,944
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Purchases	$(11,066)	$(12,919)	$(25,678)	$(19,056)
Sales	9,458	13,307	22,152	19,263

7.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2020	June 30, 2021
Preneed trust funeral funds, at cost	$17,365	$18,308
Less: allowance for contract cancellation	(521)	(550)
Receivables from preneed funeral trusts, net	$16,844	$17,758
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2020 and June 30, 2021. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed funeral trust funds at June 30, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,066	$5,066
Fixed income investments	10,843	10,843
Mutual funds and common stocks	2,394	2,508
Annuities	5	5
Total	$18,308	$18,422
The composition of the preneed funeral trust funds at December 31, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,604	$4,604
Fixed income investments	10,355	10,355
Mutual funds and common stocks	2,402	2,569
Annuities	4	4
Total	$17,365	$17,532
8.FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those financial assets and liabilities that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and New Credit Facility (as defined in Note 10) and New Senior Notes (as defined in Note 11) are classified within Level 2 of the Fair Value Measurements hierarchy.
At June 30, 2021, the carrying value and fair value of our New Credit Facility was $60.5 million. We believe that our New Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our New Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At June 30, 2021, the carrying value of our acquisition debt was $5.2 million, which approximated its fair value. The fair value of our New Senior Notes was approximately $399.5 million at June 30, 2021 based on the last traded or broker quoted price.
At December 31, 2020 and June 30, 2021, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheet as having met the criteria for fair value measurement. Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. See Notes 6 and 7 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.

9.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2020	June 30, 2021
Tradenames	$23,565	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $3,193 and $3,530, respectively	2,785	2,515
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,594 and $1,902, respectively	3,141	3,384
Other	51	—
Intangible and other non-current assets, net	$29,542	$29,464
Tradenames
Our tradenames have indefinite lives and therefore are not amortized.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $166,000 and $169,000 for the three months ended June 30, 2020 and 2021, respectively and $353,000 and $337,000 for the six months ended June 30, 2020 and 2021, respectively.
Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense was $144,000 and $156,000 for the three months ended June 30, 2020 and 2021, respectively and $285,000 and $308,000 for the six months ended June 30, 2020 and 2021, respectively.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of June 30, 2021 is as follows (in thousands):

	Prepaid Agreements	Capitalized Commissions
Years ending December 31,
Remainder of 2021	$298	$424
2022	519	609
2023	446	553
2024	380	490
2025	373	424
Thereafter	499	884
Total amortization expense	$2,515	$3,384
10.CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2020, our senior secured revolving credit facility (the “Former Credit Facility”) was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Former Credit Facility will occur on May 31, 2023.
On May 13, 2021, in connection with the issuance of the New Senior Notes (defined in Note 11), we entered into an amended and restated $150.0 million senior secured revolving credit facility (the “New Credit Facility”) with the New Credit Facility Subsidiary Guarantors (as defined below), the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. We incurred $0.8 million in transactions costs related to the New Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
On May 13, 2021, we used approximately $21.4 million of the availability under the New Credit Facility to repay the outstanding balances under our Former Credit Facility and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Facility was retired and $2.1 million of letters of credit previously issued under the Former Credit Facility were deemed issued under (and remain outstanding under) the New Credit Facility. In connection with the termination of the Former Credit Facility, for the three and six months ended June 30, 2021, we recognized a loss on the write-off of $0.1 million in unamortized debt issuance costs, which was recorded in Net loss on extinguishment of debt.
Immediately following the issuance of the New Senior Notes, we had outstanding borrowings under the New Credit Facility of $58.8 million and $89.1 million available for additional borrowings after giving effect to the $2.1 million of outstanding letters of credit.
Our obligations under the New Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the New Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The New Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate. The final maturity of the New Credit Facility will occur on May 13, 2026.
The New Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of the Company’s personal property assets and those of the Subsidiary Guarantors. In addition, the New Credit Facility includes provisions which require the Company and the Subsidiary Guarantors, upon the occurrence of an event of default or in the event the Company’s actual Total Leverage Ratio is not at least 0.25 less than the required Total Leverage Ratio covenant level under the New Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of the Company’s and the Subsidiary Guarantors’ funeral operations if requested by the administrative agent.
The New Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the New Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2021, we were subject to the following financial covenants under our New Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our New Credit Facility as of June 30, 2021.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2020	June 30, 2021
Credit Facility	$47,200	$60,500
Debt issuance costs, net of accumulated amortization of $819 and $1,161, respectively	(1,136)	(1,563)
Total Credit Facility	$46,064	$58,937

Acquisition debt	$5,509	$5,215
Less: current portion	(1,027)	(814)
Total acquisition debt, net of current portion	$4,482	$4,401
At June 30, 2021, we had outstanding borrowings under the New Credit Facility of $60.5 million. We also had one letter of credit for $2.1 million outstanding under the New Credit Facility, which will expire on November 25, 2021. This letter of credit is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2021, we had $87.4 million of availability under the New Credit Facility.
Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At June 30, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. The weighted average interest rate on our New Credit Facility was 2.5% and 2.8% and for the three and six months ended June 30, 2021, respectively. The weighted average interest rate on our Former Credit Facility was 3.6% and 3.9% for the three and six months ended June 30, 2020, respectively.

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Credit Facility interest expense	$1,106	$372	$2,336	$817
Credit Facility amortization of debt issuance costs	118	99	245	217
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Acquisition debt imputed interest expense	$124	$93	$251	$190
11. SENIOR NOTES
On May 13, 2021, we completed the issuance of $400.0 million in aggregate principal amount 4.25% Senior Notes due 2029 (the “New Senior Notes”) and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).
We used the proceeds of $395.5 million from the offering of the New Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the New Credit Facility, to redeem all of our existing $400.0 million in aggregate principal amount 6.625% senior notes due 2026 (the “Original Senior Notes”). We paid a premium of $19.9 million to redeem the Original Senior Notes on June 1, 2021 at a redemption price of 104.97% of the principal amount thereof, plus accrued and unpaid interest of $13.25 million. We incurred $1.3 million in transaction costs related to the New Senior Notes.
For the three and six months ended June 30, 2021, we recognized a net loss of $23.7 million related to the redemption of the Original Senior Notes, which was recorded in Net loss on extinguishment of debt. The loss is composed of the $19.9 million call premium, the write-off of $3.4 million in unamortized debt discount, the write-off of $1.8 million in unamortized debt issuance costs, offset by the write-off of $1.4 million in unamortized debt premium.
The New Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee (“Collateral Trustee”).
The New Senior Notes bear interest at 4.25% per year. Interest on the New Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The New Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased. The New Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors.
We may redeem the New Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the New Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. In addition, before May 15, 2024, we may redeem up to 40% of the aggregate principal amount of the New Senior Notes outstanding using an amount of cash equal to the net proceeds of certain equity offerings, at a price of 104.25% of the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption; provided that (1) at least 50% of the aggregate principal amount of the New Senior Notes (including any additional New Senior Notes) outstanding under the Indenture remain outstanding immediately after the occurrence of such redemption (unless all New Senior Notes are redeemed concurrently), and (2) each such redemption must occur within 180 days of the date of the consummation of any such equity offering.
If a “change of control” occurs, holders of the New Senior Notes will have the option to require us to purchase for cash all or a portion of their New Senior Notes at a price equal to 101% of the principal amount of the New Senior Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the New Senior Notes at a price equal to 100% of the principal amount of the New Senior Notes, plus accrued and unpaid interest.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 95 months of the New Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the New Senior Notes for both three and six months ended June 30, 2021 was 4.42% and 4.30%, respectively.
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2020	June 30, 2021
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $221	1,467	—
Debt discount, net of accumulated amortization of $1,293 and $62, respectively	(3,582)	(4,438)
Debt issuance costs, net of accumulated amortization of $496 and $18, respectively	(1,917)	(1,259)
Carrying value of the Senior Notes	$395,968	$394,303
At June 30, 2021, the fair value of the New Senior Notes, which are Level 2 measurements, was $399.5 million.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Senior Notes interest expense	$6,625	$6,642	$13,250	$13,267
Senior Notes amortization of debt discount	131	128	260	266
Senior Notes amortization of debt premium	55	27	109	85
Senior Notes amortization of debt issuance costs	69	53	136	127
The effective interest rate on the unamortized debt issuance costs for the Original Senior Notes, issued in May 2018, for both three and six months ended June 30, 2021 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019, for both three and six months ended June 30, 2021 was 6.20% and 6.88%, respectively.
12.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Income Statement Classification	2020	2021	2020	2021
Operating lease cost	Facilities and grounds expense(1)	$954	$964	$1,911	$1,924
Short-term lease cost	Facilities and grounds expense(1)	38	57	70	106
Variable lease cost	Facilities and grounds expense(1)	1	16	26	57

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$109	$109	$218	$217
Interest on lease liabilities	Interest expense	125	119	251	239
Total finance lease cost		234	228	469	456
Total lease cost		$1,227	$1,265	$2,476	$2,543

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and Home office depreciation and amortization on our Consolidated Statements of Operations.

Supplemental cash flow information related to our leases is as follows (in thousands):

	Six months ended June 30,
	2020	2021
Cash paid for operating leases included in operating activities	$1,507	$1,930
Cash paid for finance leases included in financing activities	400	417
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Six months ended June 30,
	2020	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$77	$75
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2020	June 30, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,201	$20,256

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(2,005)	(2,222)
Finance lease right-of-use assets, net		$4,765	$4,548

Operating lease current liabilities	Current portion of operating lease obligations	$2,082	$2,018
Finance lease current liabilities	Current portion of finance lease obligations	323	340
Total current lease liabilities		$2,405	$2,358

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$20,302	$19,420
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,531	5,356
Total non-current lease liabilities		$25,833	$24,776

Total lease liabilities		$28,238	$27,134
The average lease terms and discount rates at June 30, 2021 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.3	8.1%
Finance leases	5.4	8.2%
The aggregate future lease payments for operating and finance leases at June 30, 2021 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2021	$1,898	$418
2022	3,453	860
2023	3,326	860
2024	3,301	791
2025	3,162	736
Thereafter	16,187	5,555
Total lease payments	31,327	9,220
Less: Interest	(9,889)	(3,524)
Present value of lease liabilities	$21,438	$5,696
At June 30, 2021, we had no additional significant operating or finance leases that had not yet commenced.

13.COMMITMENTS AND CONTINGENCIES
Chinchilla v. Carriage Services, Inc., et al., Superior Court of California, San Joaquin County, Case No. STK-CV-UOE-2021-0004661. On May 19, 2021, a putative class action against the Company and several of our subsidiaries was filed. Plaintiff, a former employee, seeks monetary damages on behalf of himself and other similarly situated current and former non-exempt employees. Plaintiff claims that the Company failed to, among other things, pay minimum wages, provide meal and rest breaks, pay overtime, provide accurately itemized wage statements, reimburse employees for business expenses, and provide wages when due. At June 30, 2021, we are unable to reasonably estimate the possible loss or ranges of loss, if any.
14.STOCKHOLDERS’ EQUITY
Restricted Stock
During the three months ended June 30, 2020 and 2021, we did not issue restricted stock. We cancelled 966 shares of restricted stock in connection with an employee's termination of employment. During the six months ended June 30, 2021, we issued restricted stock to certain employees totaling 9,300 shares that vest over a three-year period and had an aggregate grant date market value of $324,000 at a weighted average stock price of $34.79. In addition, 9,688 shares of vested restricted stock were returned for the payment of payroll taxes equivalent to $347,000.
During the six months ended June 30, 2020, we issued restricted stock to certain employees totaling 10,200 shares that vest over a three-year period and had an aggregate grant date market value of $255,000 at a weighted average stock price of $25.00. In addition, 9,874 shares of vested restricted stock were returned for the payment of payroll taxes equivalent to $235,000.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $183,000 and $98,000, for the three months ended June 30, 2020 and 2021, respectively and $368,000 and $219,000, for the six months ended June 30, 2020 and 2021, respectively.
Stock Options
During the three months ended June 30, 2021, we did not issue stock options. During the six months ended June 30, 2021, we granted 701,400 options to certain key employees at a weighted average price of $34.79. These options will vest in one-fifth increments over a five-year period and have a ten-year term. The fair value of these options was $7.1 million. We also granted an additional 150,000 options to a certain key employee at a weighted average price of $34.79. These options will vest when the price of our common stock closes at or above the specified prices below for three consecutive days within the ten-year term and the employee has remained continuously employed by us through such date. The fair value of these options was $1.7 million.
During the three and six months ended June 30, 2020, we granted 20,000 options to a certain key employee at a weighted average price of $18.02. On June 26, 2020, we cancelled 100,000 options in connection with the resignation of our President and Chief Operating Officer.
During the three months ended June 30, 2021, employees exercised 180,629 stock options of which 95,763 were surrendered by employees to pay the option price and taxes related to the option exercises. These options were exercised at a weighted average exercise price of $20.44 with an aggregate intrinsic value of $3.1 million. During the six months ended June 30, 2021, employees exercised 281,629 stock options of which 168,506 were surrendered by employees to pay the option price and taxes related to the option exercises. These options were exercised at a weighted average exercise price of $21.78 with an aggregate intrinsic value of $4.4 million. We received $1.7 million in cash for payment of the option price, of which $224,000 settled on July 2, 2021 and we withheld $976,000 for payment of payroll taxes. In addition, in accordance with the terms of the separation agreement, we accelerated 12,980 options in connection with the resignation of an employee which resulted in an additional $129,000 of stock-based compensation expense.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options, including the accelerated stock options discussed above of $122,000 and $480,000, for the three months ended June 30, 2020 and 2021, respectively and $337,000 and $1,040,000, for the six months ended June 30, 2020 and 2021, respectively.
Performance Awards
During the three and six months ended June 30, 2021, we granted 10,254 performance awards to certain employees with a fair value of $0.4 million. During the three and six months ended June 30, 2021, we cancelled 6,987 and 34,935 performance awards, respectively, in connection with the termination of employment for three employees.
On June 1, 2021, we amended the performance award agreements granted on May 19, 2020 for certain executive employees. The amendment granted an additional 70,236 performance awards payable in shares to three of our executives.

These awards will vest (if at all) on December 31, 2024, provided that the Company’s common stock reaches one of three predetermined growth targets for a sustained period beginning on the grant date of June 1, 2021 and ending on December 31, 2024. The additional grant was treated as a modification of the original performance award agreement and resulted in an additional $2.6 million of incremental compensation costs, which are expected to be recognized over the remaining term of 43 months.
The fair values of the performance awards granted during the three months ended June 30, 2021 were determined by using the Monte-Carlo simulation pricing model with the following assumptions:

	April 16, 2021	June 1, 2021
Performance Period	April 16, 2021 - December 31, 2024	June 1, 2021 - December 31, 2024
Simulation period (years)	3.71	3.58
Share price at grant date	$35.83	$38.78
Expected volatility	41.17%	41.79%
Risk-free interest rate	0.52%	0.46%
During the six months ended June 30, 2020, we issued 237,500 performance awards to certain employees, payable in shares, with a fair value of $2.8 million. On May 19, 2020, we cancelled all performance award agreements previously awarded to all individuals during 2019 and the February 19, 2020 award. Concurrently with the cancellation, the Compensation Committee of the Board of Directors (the “Board”) approved 368,921 new performance awards to be issued to certain employees. These new performance awards were treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation costs.
On June 25, 2020, we granted an additional 13,974 performance awards to our then Vice-President of Cemetery Sales and Marketing with a fair value of $0.2 million. On June 26, 2020, we cancelled 33,538 performance awards in connection with the resignation of our President and Chief Operating Officer.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $182,000 and $352,000 for the three months ended June 30, 2020 and 2021, respectively and $303,000 and $589,000 for the six months ended June 30, 2020 and 2021, respectively.
Employee Stock Purchase Plan
During the three months ended June 30, 2020 and 2021, employees purchased a total of 17,020 and 13,706 shares, respectively, at a weighted average price of $15.40 and $26.32 per share, respectively. During the six months ended June 30, 2020 and 2021, employees purchased a total of 43,314 and 31,888 shares, respectively, at a weighted average price of $14.39 and $26.32 per share, respectively.
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2021
Dividend yield	0.01%
Expected volatility	48.14%
Risk-free interest rate	0.09%, 0.09%, 0.10%, 0.10%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $80,000 and $135,000 for the three months ended June 30, 2020 and 2021, respectively and $244,000 and $341,000 for the six months ended June 30, 2020 and 2021, respectively.
Non-Employee Director Compensation
During the three months ended June 30, 2021, we granted 4,333 shares of our common stock to six Directors and 135 shares of our common stock to an advisor to our Board, which were valued at $160,000 and $5,000, respectively, at a weighted average stock price of $36.97. During the six months ended June 30, 2021, we granted 9,373 shares of our common stock to six Directors and 277 shares of our common stock to an advisor to our Board, which were valued at $338,000 and $10,000, respectively, at a weighted average stock price of $36.01.
During the three months ended June 30, 2020, we granted 7,859 shares of our common stock to five Directors, and 275 shares of common stock to an advisor to our Board, which were valued at $142,000 and $5,000 respectively at a weighted average stock price of $18.12. During the six months ended June 30, 2020, we granted 16,680 shares of our common stock to five Directors, and 584 shares of common stock to an advisor to our Board, which were valued at $285,000 and $10,000, respectively at a weighted average stock price of $17.08.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to Directors and an advisor to our Board, of $201,000 and $219,000 for the three months ended June 30, 2020 and 2021, respectively and $402,000 and $455,000 for the six months ended June 30, 2020 and 2021, respectively.
Share Repurchase
On May 18, 2021, our Board approved an additional $25.0 million under our share repurchase program in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the three and six months ended June 30, 2021, we repurchased 324,700 shares of common stock (of which 24,700 settled in July 2021) for a total cost of $12.3 million (of which $742,000 settled in July 2021) at an average cost of $37.88 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At June 30, 2021, we had approximately $38.3 million available for repurchase under our share repurchase program. See Note 18 to the Consolidated Financial Statements included herein for additional information related to our share repurchase program.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2021	Per Share	Dollar Value
March 1st	$0.100	$1,799
June 1st	0.100	1,808

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339
June 1st	0.075	1,343
15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Numerator for basic and diluted earnings per share:
Net income (loss)	$6,397	$(6,167)	$2,200	$6,766
Less: Loss (earnings) allocated to unvested restricted stock	(18)	8	(8)	(13)
Income (loss) attributable to common stockholders	$6,379	$(6,159)	$2,192	$6,753

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,860	17,967	17,833	17,966
Effect of dilutive securities:
Stock options	29	213	29	232
Performance awards	—	331	—	166
Denominator for diluted earnings per common share - weighted average shares outstanding	17,889	18,511	17,862	18,364

Basic earnings (loss) per common share:	$0.36	$(0.34)	$0.12	$0.38
Diluted earnings (loss) per common share:	$0.36	$(0.33)	$0.12	$0.37
For the three and six months ended June 30, 2020 there were 1,017,383 and 1,025,734 stock options, respectively, excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the three and six months ended June 30, 2021, no stock options were excluded from the computation of diluted earnings per share.
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. On April 1, 2021, our stock price reached $35.80 for an average of twenty days, thus meeting the performance criteria for the first tranche of performance awards to be considered outstanding and therefore, included in the computation of diluted earnings per share as of the beginning of the reporting period.
16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended June 30, 2021
	Funeral	Cemetery	Total
Services	$36,225	$3,894	$40,119
Merchandise	20,370	3,658	24,028
Cemetery property	—	17,578	17,578
Other revenue	3,237	3,315	6,552
Total	$59,832	$28,445	$88,277

Three months ended June 30, 2020
	Funeral	Cemetery	Total
Services	$35,653	$3,227	$38,880
Merchandise	20,121	2,512	22,633
Cemetery property	—	10,009	10,009
Other revenue	3,347	2,608	5,955
Total	$59,121	$18,356	$77,477

Six months ended June 30, 2021
	Funeral	Cemetery	Total
Services	$79,747	$8,129	$87,876
Merchandise	44,831	7,082	51,913
Cemetery property	—	31,589	31,589
Other revenue	7,028	6,508	13,536
Total	$131,606	$53,308	$184,914

Six months ended June 30, 2020
	Funeral	Cemetery	Total
Services	$73,212	$6,400	$79,612
Merchandise	40,821	4,798	45,619
Cemetery property	—	18,294	18,294
Other revenue	6,830	4,612	11,442
Total	$120,863	$34,104	$154,967

The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended June 30, 2021	$16,604	$11,498	$(7,178)	$20,924
Three months ended June 30, 2020	19,869	5,291	(6,894)	18,266

Six months ended June 30, 2021	$42,480	$20,991	$(16,301)	$47,170
Six months ended June 30, 2020	24,180	9,458	(13,222)	20,416

Income (loss) before income taxes:
Three months ended June 30, 2021	$16,462	$11,552	$(38,373)	$(10,359)
Three months ended June 30, 2020	19,674	5,348	(15,176)	9,846

Six months ended June 30, 2021	$42,174	$21,028	$(54,987)	$8,215
Six months ended June 30, 2020	23,792	9,453	(29,746)	3,499

Total assets:
June 30, 2021	$765,492	$387,979	$15,532	$1,169,003
December 31, 2020	764,535	366,964	14,326	1,145,825

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2020	June 30, 2021
Prepaid and other current assets:
Prepaid expenses	$1,919	$1,702
Federal income taxes receivable	—	498
State income taxes receivable	—	513
Other current assets	157	149
Total prepaid and other current assets	$2,076	$2,862

Current portion of debt and lease obligations:
Current portion of acquisition debt	$1,027	$814
Current portion of finance lease obligations	323	340
Current portion of operating lease obligations	2,082	2,018
Total current portion of debt and lease obligations	$3,432	$3,172

Accrued and other liabilities:
Accrued salaries and wages	$1,392	$4,756
Accrued incentive compensation	11,139	9,144
Accrued vacation	3,271	3,433
Accrued insurance	3,016	3,432
Accrued interest	2,291	2,308
Accrued ad valorem and franchise taxes	435	1,593
Employer payroll tax deferral	1,773	1,773
Accrued commissions	634	791
Perpetual care trust payable	908	922
Income tax payable	798	—
Other accrued liabilities	1,825	1,809
Unrecognized tax benefit	3,656	3,710
Total accrued and other liabilities	$31,138	$33,671

Other long-term liabilities:
Incentive compensation	$2,975	$972
Employer payroll tax deferral	1,773	1,773
Accrued severance	—	417
Total other long-term liabilities	$4,748	$3,162
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2020	2021
Cash paid for interest	$15,910	$14,329
Cash paid for taxes	177	7,663
Fair value of donated real property	—	635
18.SUBSEQUENT EVENTS
On July 26, 2021, the Board authorized an increase in the Company’s share repurchase program to permit the Company to purchase up to an additional $25 million of its outstanding common shares. Prior to the Board’s approval of the increase, as of June 30, 2021, the Company had approximately $38.3 million authorization remaining under the original repurchase program. Accordingly, as of July 26, 2021, the Company had approximately $63.3 million of share repurchase authorization remaining under the revised repurchase program. The Company may repurchase shares from time to time in the open market or in other privately negotiated transactions, subject to market conditions and applicable Security and Exchange Commission rules.
On and effective July 28, 2021, the Board approved a second amendment and restatement to the Company’s Amended and Restated By-laws (as so amended and restated, the Second Amended and Restated By-laws) to implement, amongst other changes, an exclusive forum bylaw provision.

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
•our ability to meet the timing, objectives and expectations related to our capital allocation framework, including our forecasted rates of return, planned uses of free cash flow and future capital allocation, including share repurchases, internal growth projects, potential strategic acquisitions, dividend increases, or debt repayment plans;
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
•the potential impact of epidemics and pandemics, including the COVID-19 coronavirus, including new variants of COVID-19, such as the delta variant, on customer preferences and on our business;
•government, social, business and other actions that have been and will be taken in response to pandemics, including potential responses to new variants of COVID-19, such as the delta variant;
•effects of litigation;
•consolidation of the funeral and cemetery industry;
•our ability to consummate the divestiture of low performing businesses as currently expected, if at all, including expected use of proceeds related thereto;
•our ability to identify and consummate strategic acquisitions, if at all, and successfully integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto;
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading U.S. provider of funeral and cemetery services and merchandise. We operate in two business segments: Funeral Home Operations, which currently account for approximately 70% of our revenue, and Cemetery Operations, which currently account for approximately 30% of our revenue.
At June 30, 2021, we operated 171 funeral homes in 26 states and 32 cemeteries in 12 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Executive Team Appointment and Promotions
On June 1, 2021, C. Benjamin Brink, Steven D. Metzger and Carlos R. Quezada were each promoted to Executive Vice President. The Board also appointed Carlos R. Quezada to serve as the Company’s Chief Operating Officer and Steven D. Metzger to serve as the Company's Chief Administrative Officer.
Senior Notes and Credit Facility
On May 13, 2021, we completed the issuance of $400.0 million in aggregate principal amount 4.25% Senior Notes due 2029 (the “New Senior Notes”). In connection with the issuance of the New Senior Notes, we entered into an amended and restated $150.0 million senior secured revolving credit facility (the “New Credit Facility”).
We used the proceeds of $395.5 million from the offering of the New Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the New Credit Facility, to redeem all of our existing $400.0 million in aggregate principal amount 6.625% senior notes due 2026 (the “Original Senior Notes”).
Divestitures
During the six months ended June 30, 2021, we divested three funeral homes for a total of $3.5 million, at a gain of $0.1 million.
Litigation
Chinchilla v. Carriage Services, Inc., et al., Superior Court of California, San Joaquin County, Case No. STK-CV-UOE-2021-0004661. On May 19, 2021, a putative class action against the Company and several of our subsidiaries was filed. Plaintiff, a former employee, seeks monetary damages on behalf of himself and other similarly situated current and former non-exempt employees. Plaintiff claims that the Company failed to, among other things, pay minimum wages, provide meal and rest breaks, pay overtime, provide accurately itemized wage statements, reimburse employees for business expenses, and provide wages when due. At June 30, 2021, we are unable to reasonably estimate the possible loss or ranges of loss, if any.

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
The overall impact of the macroeconomic environment to the deathcare industry from COVID-19 may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. Changes in the macroeconomic environment as a result of the pandemic have, to this point, begun to normalize consistent with pre-COVID-19 levels as it relates to volumes and the services we provide. Our businesses have remained focused on being innovative and resourceful, providing families immediate service as part of the grieving process.
Within our financial reporting environment, we have considered various areas that could affect the results of our operations, though the scope, severity and duration of these impacts remain uncertain at this time because the ultimate impact of COVID-19 remains uncertain, including the potential impacts of new variants of COVID-19, such as the delta variant, and any resulting government responses to such variants. We do not believe we are vulnerable to certain concentrations, whether by geographic area, revenue for specific products or our relationships with our vendors. Our relationships with our vendors and suppliers have remained consistent and we continue to receive reliable service. Remote working arrangements, when utilized, have not materially affected our ability to maintain and support operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures.
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
We have also applied certain measures of the CARES Act, which have provided a cash benefit in the form of tax payment refunds, tax credits related to employee retention, cash deferral for the employer portion of the Social Security tax and anticipated minimal cash taxes for 2020. Although we expect to take advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position. See Item 1, Financial Statements and Supplementary Data, Note 1 for additional information related to the CARES Act.
During the second quarter of 2021, as gathering restrictions were lifted by state and local officials, we saw a normalization of funeral volumes at broadly higher funeral contract revenue averages, with geographical funeral revenue and margin difference related to the COVID-19 pandemic death rates decreasing. Although we expect these trends to continue, we will continue to assess these impacts, including the potential impacts of new variants of COVID-19, such as the delta variant, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related gathering restrictions, if any, evolves.
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
Business Strategy
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture operating framework linked with incentive compensation programs that attract top quality industry talent to our organization. We also believe that Carriage provides a unique consolidation and operating framework that offers a highly attractive succession planning solution for independent owners who want their legacy family business to remain operationally prosperous in their local communities.
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
Our five Guiding Principles collectively embody our Being The Best high-performance culture and operating framework. Our operations and business strategy are built upon the execution of the following three models:
•Standards Operating Model;
•4E Leadership Model; and
•Strategic Acquisition Model.
Standards Operating Model
Our Standards Operating Model is focused on growing local market share, providing personalized high value services to our client families and guests, and operating financial metrics that drive long-term, sustainable revenue growth and improved earning power of our portfolio of businesses by employing leadership and entrepreneurial principles that fit the nature of our high-value personal service business. Standards Achievement is the measure by which we judge the success of each business and incentivize our local managers and their teams. Our Standards Operating Model is not designed to produce maximum short-term earnings because we believe such performance is unsustainable and will ultimately stress the business, which very often leads to declining market share, revenue and earnings.
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
Our plan is to remain focused on integrating our newly acquired businesses and to use cash on hand and borrowings under our New Credit Facility primarily for general corporate purposes, payment of dividends and debt obligations, strategic acquisitions, internal growth capital expenditures, share repurchases, dividend increases and further debt repayments. We also expect continued divestiture activity for the next six months, which could yield approximately $3-5 million of cash from the proceeds of the sale. From time to time we may also use available cash resources (including borrowings under our New Credit Facility) to repurchase shares of our common stock, subject to satisfying certain financial covenants in our New Credit Facility and in the Indenture governing our New Senior Notes. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months.

Cash Flows
We began 2021 with $0.9 million in cash and ended the second quarter with $1.5 million in cash. At June 30, 2021, we had borrowings of $60.5 million outstanding on our Credit Facility compared to $47.2 million at December 31, 2020.
The following table sets forth the elements of cash flow (in thousands):

	Six months ended June 30,
	2020	2021
Cash at beginning of year	$716	$889

Net cash provided by operating activities	31,001	41,441

Acquisitions of businesses and real estate	(28,011)	(2,935)
Proceeds from divestitures and sale of other assets	78	3,622
Proceeds from insurance reimbursements	—	120
Capital expenditures	(5,786)	(8,751)
Net cash used in investing activities	(33,719)	(7,944)

Net borrowings on our Credit Facility, acquisition debt and finance lease obligations	5,221	12,848
Payment of call premium related to the Original Senior Notes	—	(19,876)
Payment of debt issuance and transaction costs	(66)	(6,430)
Conversions and maturity of the Convertibles Notes	—	(3,980)
Net proceeds related to employee equity plans	390	172
Dividends paid on common stock	(2,682)	(3,607)
Purchase of treasury stock	—	(11,559)
Other financing costs	(169)	(461)
Net cash provided by (used in) financing activities	2,694	(32,893)

Cash at end of the period	$692	$1,493
Operating Activities
For the six months ended June 30, 2021, cash provided by operating activities was $41.4 million compared to $31.0 million for the six months ended June 30, 2020. The increase of $10.4 million is a reflection of the resilient cash generating ability of our portfolio of high-quality funeral home and cemetery operations. Our operating income (excluding the non-cash impact of the divestitures, disposals and impairment charges) increased $12.6 million, which was slightly offset by other unfavorable working capital changes.
Investing Activities
Our investing activities, resulted in a net cash outflow of $7.9 million for the six months ended June 30, 2021 compared to $33.7 million for the six months ended June 30, 2020, a decrease of $25.8 million.
Acquisition and Divestiture Activity
During the six months ended June 30, 2021, we sold three funeral homes for $3.5 million and purchased real estate for $2.9 million.
During the six months ended June 30, 2020, we acquired a funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid in 2020.

Capital Expenditures
For the six months ended June 30, 2021, capital expenditures (comprising of growth and maintenance spend) totaled $8.8 million compared to $5.8 million for the six months ended June 30, 2020, an increase of $3.0 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Six months ended June 30,
	2020	2021
Growth
Cemetery development	$2,127	$2,665
Renovations at certain businesses	319	1,397
Live streaming equipment	388	87
Other	54	—
Total Growth	$2,888	$4,149

	Six months ended June 30,
	2020	2021
Maintenance
Facility repairs and improvements	$694	$870
Vehicles	634	795
General equipment and furniture	1,176	2,296
Paving roads and parking lots	181	265
Other	213	376
Total Maintenance	$2,898	$4,602
Financing Activities
Our financing activities resulted in a net cash outflow of $32.9 million for the six months ended June 30, 2021 compared to a net cash inflow of $2.7 million for the six months ended June 30, 2020, an increase of $35.6 million.
During the six months ended June 30, 2021, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $12.8 million, offset by the following payments: i) $19.9 million for the call premium to redeem our Original Senior Notes; ii) $11.6 million for the purchase of treasury stock; iii) $6.4 million for debt issuance and transactions costs related to our New Senior Notes and New Credit Facility; iv) $4.0 million for the conversions and maturity of our Convertible Notes; and v) $3.6 million in dividends.
During the six months ended June 30, 2020, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $5.2 million and paid $2.7 million in dividends.
Share Repurchase
On May 18, 2021, our Board approved an additional $25.0 million under our share repurchase program in accordance with Rule 10b-18 of the Exchange Act. During the three and six months ended June 30, 2021, we repurchased 324,700 shares of common stock (of which 24,700 settled in July 2021) for a total cost of $12.3 million (of which $742,000 settled in July 2021) at an average cost of $37.88 per share pursuant to our share repurchase program. Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At June 30, 2021, we had approximately $38.3 million available for repurchase under our share repurchase program.

Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2020	Per Share	Dollar Value
March 1st	$0.075	$1,339
June 1st	0.075	1,343

2021	Per Share	Dollar Value
March 1st	$0.100	$1,799
June 1st	0.100	1,808
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at June 30, 2021 is as follows (in thousands):

June 30, 2021
Credit Facility	$60,500
Finance leases	5,696
Operating leases	21,438
Acquisition debt	5,215
Total	$92,849
Credit Facility
On May 13, 2021, in connection with the issuance of the New Senior Notes, we entered into the New Credit Facility with the New Credit Facility Subsidiary Guarantors (as defined below), the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. We incurred $0.8 million in transactions costs related to the New Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
On May 13, 2021, we used approximately $21.4 million of the availability under the New Credit Facility to repay the outstanding balances under our prior $190.0 million senior secured revolving credit facility (the “Former Credit Facility”) and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Facility was retired and $2.1 million of letters of credit previously issued under the Former Credit Facility were deemed issued under (and remain outstanding under) the New Credit Facility. In connection with the termination of the Former Credit Facility, for the three and six months ended June 30, 2021, we recognized a loss on the write-off of $0.1 million in unamortized debt issuance costs, which was recorded in Net loss on extinguishment of debt.
Immediately following the issuance of the New Senior Notes, we had outstanding borrowings under the New Credit Facility of $58.8 million and $89.1 million available for additional borrowings after giving effect to the $2.1 million of outstanding letters of credit.
Our obligations under the New Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the New Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The New Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate. The final maturity of the New Credit Facility will occur on May 13, 2026.
The New Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of the Company’s personal property assets and those of the Subsidiary Guarantors. In addition, the New Credit Facility includes provisions which require the Company and the Subsidiary Guarantors, upon the occurrence of an event of default or in the event the Company’s actual Total Leverage Ratio is not at least 0.25 less than the required Total Leverage Ratio covenant level under the New Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of the Company’s and the Subsidiary Guarantors’ funeral operations if requested by the administrative agent.
The New Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the New Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2021, we were subject to the following financial covenants under our New Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our New Credit Facility as of June 30, 2021.
At June 30, 2021, we had outstanding borrowings under the New Credit Facility of $60.5 million. We also had one letter of credit for $2.1 million outstanding under the New Credit Facility, which will expire on November 25, 2021. This letter of credit is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2021, we had $87.4 million of availability under the New Credit Facility.
Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At June 30, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. The weighted average interest rate on our New Credit Facility was 2.5% and 2.8% and for the three and six months ended June 30, 2021, respectively. The weighted average interest rate on our Former Credit Facility was 3.6% and 3.9% for the three and six months ended June 30, 2020, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Credit Facility interest expense	$1,106	$372	$2,336	$817
Credit Facility amortization of debt issuance costs	118	99	245	217
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
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Operating lease cost	$954	$964	$1,911	$1,924
Short-term lease cost	38	57	70	106
Variable lease cost	1	16	$26	57

Finance lease cost:
Depreciation of lease right-of-use assets	$109	$109	$218	$217
Interest on lease liabilities	125	119	251	239
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Acquisition debt imputed interest expense	$124	$93	$251	$190
Convertible Subordinated Notes due 2021
During the six months ended June 30, 2021, we converted approximately $2.4 million in aggregate principal amount of our Convertible Notes held by certain holders for approximately $3.8 million in cash. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, approximately $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at June 30, 2021.

The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Convertible Notes interest expense	$43	$18	$87	$18
Convertible Notes accretion of debt discount	66	20	131	20
Convertible Notes amortization of debt issuance costs	6	1	12	1
The effective interest rate on the unamortized debt discount for both the three months ended June 30, 2020 and 2021 was 11.4%. The effective interest rate on the debt issuance costs for the three months ended June 30, 2020 and 2021 was 3.2% and 3.1%, respectively.
Senior Notes
On May 13, 2021, we completed the issuance of the New Senior Notes and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).
We used the proceeds of $395.5 million from the offering of the New Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the New Credit Facility, to redeem all of the Original Senior Notes. We paid a premium of $19.9 million to redeem the Original Senior Notes on June 1, 2021 at a redemption price of 104.97% of the principal amount thereof, plus accrued and unpaid interest of $13.25 million. We incurred $1.3 million in transaction costs related to the New Senior Notes.
For the three and six months ended June 30, 2021, we recognized a net loss of $23.7 million related to the redemption of the Original Senior Notes, which was recorded in Net loss on extinguishment of debt. The loss is composed of the $19.9 million call premium, the write-off of $3.4 million in unamortized debt discount, the write-off of $1.8 million in unamortized debt issuance costs, offset by the write-off of $1.4 million in unamortized debt premium.
The New Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee (“Collateral Trustee”).
The New Senior Notes bear interest at 4.25% per year. Interest on the New Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The New Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased. The New Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors.
We may redeem the New Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the New Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. In addition, before May 15, 2024, we may redeem up to 40% of the aggregate principal amount of the New Senior Notes outstanding using an amount of cash equal to the net proceeds of certain equity offerings, at a price of 104.25% of the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption; provided that (1) at least 50% of the aggregate principal amount of the New Senior Notes (including any additional New Senior Notes) outstanding under the Indenture remain outstanding immediately after the occurrence of such redemption (unless all New Senior Notes are redeemed concurrently), and (2) each such redemption must occur within 180 days of the date of the consummation of any such equity offering.
If a “change of control” occurs, holders of the New Senior Notes will have the option to require us to purchase for cash all or a portion of their New Senior Notes at a price equal to 101% of the principal amount of the New Senior Notes, plus accrued and unpaid interest. In addition, if we make certain asset sales and do not reinvest the proceeds thereof or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the New Senior Notes at a price equal to 100% of the principal amount of the New Senior Notes, plus accrued and unpaid interest.
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

The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 95 months of the New Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the New Senior Notes for both three and six months ended June 30, 2021 was 4.42% and 4.30%, respectively.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Senior Notes interest expense	$6,625	$6,642	$13,250	$13,267
Senior Notes amortization of debt discount	131	128	260	266
Senior Notes amortization of debt premium	55	27	109	85
Senior Notes amortization of debt issuance costs	69	53	136	127
At June 30, 2021, the fair value of the New Senior Notes, which are Level 2 measurements, was $399.5 million.
The effective interest rate on the unamortized debt issuance costs for the Original Senior Notes, issued in May 2018, for both three and six months ended June 30, 2021 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019, for both three and six months ended June 30, 2021 was 6.20% and 6.88%, respectively.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Revenue	$77,477	$88,277	$154,967	$184,914
Funeral contracts	11,737	10,842	23,230	24,138
Average revenue per funeral contract	$4,908	$5,385	$5,069	$5,325
Preneed interment rights (property) sold	2,338	3,276	4,206	5,934
Average price per preneed interment right sold	$3,988	$4,592	$3,895	$4,573
Gross profit	$25,160	$28,927	$48,331	$63,988
Net income (loss)	$6,397	$(6,167)	$2,200	$6,766
Revenue for the three months ended June 30, 2021 increased $10.8 million compared to the three months ended June 30, 2020, as we experienced a 40.1% increase in the number of preneed interment rights (property) sold, as well as a 15.1% increase in the average price per interment right sold, primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in the second quarter of 2020 due to COVID-19; (2) the full integration of the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020; and (3) the execution of the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. We also experienced a 9.7% increase in the average revenue per funeral contract for the three months ended June 30, 2021 compared to the same period in 2020, which reflects a normalization of contracts under which we provide memorial services returning to pre-COVID-19 levels. Total funeral contracts decreased 7.6% for the same comparable period as the volume lift related to the COVID-19 death rate we experienced in the second quarter of 2020 tapered off.
Gross profit for the three months ended June 30, 2021 increased $3.8 million compared to the three months ended June 30, 2020, primarily due to the increase in revenue from our cemetery segment, as well as decreases in cemetery operating expenses as a percent of operating revenue primarily in salaries and benefits expense as we increased revenue without adding extra personnel. These decreases were partially offset by increases in salaries and benefits expense in our funeral segment as a percent of operating revenue, which reflects the normalization of funeral personnel hours returning to pre-COVID-19 levels from being reduced during the second quarter of 2020 due to COVID-19.
Net income for the three months ended June 30, 2021 decreased $12.6 million compared to the three months ended June 30, 2020, primarily due to the $23.8 million loss on extinguishment of debt, offset by the $7.6 million decrease in tax expense and $3.8 million increase in gross profit.
Revenue for the six months ended June 30, 2021 increased $29.9 million compared to the six months ended June 30, 2020, as we experienced a 41.1% increase in the number of preneed interment rights (property) sold, as well as a 17.4% increase in the average price per interment right sold, primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in 2020 due to COVID-19; (2) the full integration of the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020; and (3) the execution of the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. We also experienced a 3.9% increase in total funeral contracts for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to a peak spike in COVID-19 deaths during the first quarter of 2021, offset by volume decreases in the second quarter as death rates began to normalize to pre-COVID-19 levels. Additionally, the average revenue per funeral contract increased 5.1% for the same comparable period in 2020 as contracts under which we provide memorial services began to normalize to pre-COVID-19 levels during the second quarter of 2021.
Gross profit for the six months ended June 30, 2021 increased $15.7 million compared to the six months ended June 30, 2020, primarily due to the increase in revenue from both our funeral home and cemetery segments, as well as decreases in funeral home and cemetery operating expenses as a percent of operating revenue primarily in salaries and benefits expense as we increased revenue without adding extra personnel primarily during the first quarter of 2021.
Net income for the six months ended June 30, 2021 increased $4.6 million compared to the six months ended June 30, 2020, primarily due to the increase in gross profit and the $14.7 million impairment charge we recorded in the first six months of 2020 that did not occur in first six months of 2021, offset by the $23.8 million loss on extinguishment of debt in the second quarter of 2021.
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

REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended June 30, 2021 issued on July 27, 2021 and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net income (loss), a GAAP measure, to Adjusted net income, a non-GAAP measure, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Net income (loss)	$6,397	$(6,167)	$2,200	$6,766
Special items, net of tax(1)
Acquisition expenses	36	—	126	—
Severance and separation costs(2)	217	(118)	445	1,126
Performance awards cancellation and exchange	56	—	56	—
Accretion of discount on Convertible Notes(1)	66	—	131	20
Net loss on extinguishment of debt(3)	—	17,022	—	17,022
Net (gain) loss on divestitures and other costs	—	139	—	(74)
Net impact of impairment of goodwill and other intangibles	51	—	9,808	—
Litigation reserve(4)	154	—	213	—
Natural disaster and pandemic costs	657	37	768	743
Other special items(5)	371	954	371	954
Adjusted net income(6)	$8,005	$11,867	$14,118	$26,557

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. In 2020, Special items are taxed at the federal statutory rate of 21.0%, except the Net (gain) loss on divestitures and other costs and the Net impact of impairment of goodwill and other intangibles, which are taxed at the operating tax rate of 33.3%. In 2021, Special items are taxed at the operating tax rate of 28.5%. The Accretion of discount on Convertible Notes is not tax effected.

(2)	The increase during the six months ended June 30, 2021 is due to separation costs related to the resignation of two members of senior leadership in the first quarter of 2021.
(3)	Loss on the redemption of our Original Senior Notes during the second quarter of 2021.
(4)	Relates to legal costs associated with a former corporate employee lawsuit.
(5)	In 2020, the Special item relates to the costs associated with a state audit assessment. In 2021, the Special item relates to the write-off of certain fixed assets and interest paid on our Original Senior Notes for the two-week period during which our New Senior Notes were issued prior to the redemption of our Original Senior Notes.
(6)	Adjusted net income is defined as Net income (loss) plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.
Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Gross profit	$25,160	$28,927	$48,331	$63,988

Cemetery property amortization	1,097	2,175	1,974	3,692
Field depreciation expense	3,247	3,142	6,537	6,278
Regional and unallocated funeral and cemetery costs	3,717	5,770	6,473	11,843
Operating profit(1)	$33,221	$40,014	$63,315	$85,801

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Funeral Home	$25,552	$24,184	$49,826	$57,090
Cemetery	7,669	15,830	13,489	28,711
Operating profit	$33,221	$40,014	$63,315	$85,801

Operating profit margin(1)	42.9%	45.3%	40.9%	46.4%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended June 30, 2021 and 2020.
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
The term “divested” when discussed in the Funeral Home Segment, refers to the three funeral homes we sold in the first six months of 2021.
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

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Three months ended June 30,
	2020	2021
Revenue:
Same store operating revenue	$44,296	$47,284
Acquired operating revenue	9,023	8,557
Divested/planned divested revenue	2,584	809
Ancillary revenue	1,117	1,088
Preneed funeral insurance commissions	326	263
Preneed funeral trust and insurance	1,775	1,831
Total	$59,121	$59,832

Operating profit:
Same store operating profit	$18,725	$18,659
Acquired operating profit	3,755	3,261
Divested/planned divested operating profit	830	119
Ancillary operating profit	321	274
Preneed funeral insurance commissions	160	78
Preneed funeral trust and insurance	1,761	1,793
Total	$25,552	$24,184
The following measures reflect the significant metrics over this comparative period:

	Three months ended June 30,
	2020	2021
Same store:
Contract volume	9,056	9,061
Average revenue per contract, excluding preneed funeral trust earnings	$4,891	$5,218
Average revenue per contract, including preneed funeral trust earnings	$5,066	$5,399
Burial rate	36.1%	35.2%
Cremation rate	57.4%	56.9%

Acquired:
Contract volume	1,941	1,625
Average revenue per contract, excluding preneed funeral trust earnings	$4,649	$5,266
Average revenue per contract, including preneed funeral trust earnings	$4,710	$5,324
Burial rate	41.4%	40.4%
Cremation rate	55.0%	54.9%
Funeral home same store operating revenue for the three months ended June 30, 2021 increased $3.0 million compared to the same period in 2020. The increase in operating revenue is primarily driven by a 6.7% increase in the average revenue per contract excluding preneed interest, while same store contract volume remained flat. The average revenue per contract in the second quarter of 2021 reflects a normalization of contracts under which we provide memorial services returning to pre-COVID-19 levels.
Funeral home same store operating profit for the three months ended June 30, 2021 decreased $0.1 million when compared to the same period in 2020. The comparable operating profit margin decreased 280 basis points to 39.5%. Operating expenses as a percent of operating revenue increased 2.8% for the three months ended June 30, 2021 compared to the same period in 2020. The largest increase was in salaries and benefits expenses, which increased 1.3% as a percent of operating revenue, when funeral personnel hours were reduced during the second quarter of 2020 due to COVID-19. This increase reflects normalization of salaries and benefits expenses returning to pre-COVID-19 levels. We also experienced increases as a percentage of revenue in the following areas: (1) general liability insurance costs increased 0.5%; (2) general and administrative expenses increased 0.3%; and (3) merchandise costs increased 0.2%.
Funeral home acquired operating revenue for the three months ended June 30, 2021 decreased $0.5 million compared to the same period in 2020. The decrease in operating revenue is primarily due to a 16.3% decrease in acquired contract volume, which was partially offset by a 13.3% increase in the average revenue per contract. The average revenue per contract in the second quarter of 2021 reflects a normalization of contracts under which we provide memorial services returning to pre-COVID-19 levels and the volume lift related to the COVID-19 death rate we experienced in the second quarter of 2020 tapering off.
Acquired operating profit for the three months ended June 30, 2021 decreased by $0.5 million when compared to the same period in 2020. The comparable operating profit margin decreased 350 basis points to 38.1%. The decrease in operating profit is primarily due to the decrease in acquired operating revenue. Operating expenses as a percent of operating revenue increased 3.5% for the three months ended June 30, 2021 compared to the same period in 2020, as we experienced increases as a percentage of revenue in the following areas: (1) other funeral costs increased 1.5%; (2) general liability insurance costs increased 0.6%; and (3) salaries and benefits expenses increased 0.2%.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses, remained flat, while Ancillary operating profit decreased 14.6% for three months ended June 30, 2021 compared to the same period in 2020. Operating expenses as a percent of operating revenue increased 1.8% for the same comparative period, as we experienced slight increases in rent expense and other funeral costs, slightly offset by a decrease in salaries and benefits expenses.
Preneed funeral insurance commissions and preneed funeral trust and insurance revenue (recorded in Other revenue) and the respective operating profit, on a combined basis, remained flat for the three months ended June 30, 2021 compared to the same period in 2020.
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Six months ended June 30,
	2020	2021
Revenue:
Same store operating revenue	$90,992	$103,967
Acquired operating revenue	17,908	18,696
Divested/planned divested revenue	5,341	2,026
Ancillary revenue	2,268	2,295
Preneed funeral insurance commissions	692	593
Preneed funeral trust and insurance	3,662	4,029
Total	$120,863	$131,606

Operating profit:
Same store operating profit	$36,787	$44,471
Acquired operating profit	7,002	7,728
Divested/planned divested operating profit	1,503	253
Ancillary operating profit	616	516
Preneed funeral insurance commissions	318	167
Preneed funeral trust and insurance	3,600	3,955
Total	$49,826	$57,090

The following measures reflect the significant metrics over this comparative period:

	Six months ended June 30,
	2020	2021
Same store:
Contract volume	18,114	20,089
Average revenue per contract, excluding preneed funeral trust earnings	$5,023	$5,175
Average revenue per contract, including preneed funeral trust earnings	$5,205	$5,354
Burial rate	36.5%	36.0%
Cremation rate	56.2%	57.0%

Acquired:
Contract volume	3,674	3,627
Average revenue per contract, excluding preneed funeral trust earnings	$4,874	$5,155
Average revenue per contract, including preneed funeral trust earnings	$4,933	$5,220
Burial rate	41.6%	40.7%
Cremation rate	54.8%	54.5%
Funeral home same store operating revenue for the six months ended June 30, 2021 increased $13.0 million compared to the same period in 2020. The increase in operating revenue is primarily driven by a 10.9% increase in same store contract volume, as well as a 3.0% increase in the average revenue per contract excluding preneed interest. The increase in volume is primarily due to a peak spike in COVID-19 deaths during the first quarter of 2021, offset by volume decreases in the second quarter as death rates began to normalize to pre-COVID-19 levels. Additionally, the average revenue per contract increased as contracts under which we provide memorial services began to normalize to pre-COVID-19 levels in the second quarter of 2021.
Funeral home same store operating profit for the six months ended June 30, 2021 increased $7.7 million when compared to the same period in 2020. The comparable operating profit margin increased 240 basis points to 42.8%. The increase in operating profit is primarily due to the increase in same store operating revenue along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 2.3% for the six months ended June 30, 2021 compared to the same period in 2020. The largest decrease was in salaries and benefits expense, which decreased 1.4% as a percent of operating revenue as we increased revenue during the first quarter of 2021 without adding extra personnel. We also experienced decreases as a percentage of revenue in the following areas: (1) allowance for credit losses decreased 0.3%; (2) promotional expenses decreased 0.3%; and (3) general and administrative expenses decreased 0.2%; offset slightly by a 0.2% increase in general liability insurance costs.
Funeral home acquired operating revenue for the six months ended June 30, 2021 increased $0.8 million compared to the same period in 2020. The increase in operating revenue is primarily driven by a 5.8% increase in the average revenue per contract excluding preneed interest, while acquired contract volume decreased by 1.3%. The increase in the average revenue per contract reflects a normalization of contracts under which we provide memorial services returning to pre-COVID-19 levels in the second quarter of 2021, as the volume lift related to the COVID-19 death rate we experienced in the first quarter of 2021 tapered off.
Acquired operating profit for the six months ended June 30, 2021 increased $0.7 million when compared to the same period in 2020. The comparable operating profit margin increased 220 basis points to 41.3%. The increase in operating profit is primarily due to the increase in acquired operating revenue along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 2.2% for the six months ended June 30, 2021 compared to the same period in 2020. The largest decrease was in salaries and benefits expense, which decreased 3.0% as a percent of operating revenue as we increased revenue without adding extra personnel during the first quarter of 2021. We also experienced decreases as a percentage of revenue in the following areas: (1) allowance for credit losses decreased 0.4%; and (2) promotional expenses decreased 0.3%; offset slightly by a 0.8% increase in other funeral costs.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses, remained flat, while Ancillary operating profit decreased 16.2% for the six months ended June 30, 2021 compared to the same period in 2020. Operating expenses as a percent of operating revenue increased 3.4% for the same comparative period, as we experienced increases in the following areas: (1) other funeral costs increased 3.1%; (2) rent expense increased 1.7%; and (3) general and administrative expenses increased 1.6%.
Preneed funeral insurance commissions and preneed funeral trust and insurance (recorded in Other revenue) on a combined basis, increased $0.3 million or 6.2% for the six months ended June 30, 2021 compared to the same period in 2020. The increase is primarily related to a 1.0% increase in preneed contracts maturing to atneed which triggers the recognition of trust earnings on matured contracts. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.2 million or 5.2% for the same comparative period, primarily due to the increase in preneed funeral trust and insurance revenue.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Three months ended June 30,
	2020	2021
Revenue:
Same store operating revenue	$11,565	$16,516
Acquired operating revenue	4,056	8,175
Divested/planned divested revenue	162	508
Preneed cemetery trust revenue	2,333	2,992
Preneed cemetery finance charges	240	254
Total	$18,356	$28,445

Operating profit:
Same store operating profit	$3,666	$7,579
Acquired operating profit	1,435	4,737
Divested/planned divested operating profit	41	392
Preneed cemetery trust operating profit	2,287	2,868
Preneed cemetery finance charges	240	254
Total	$7,669	$15,830
The following measures reflect the significant metrics over this comparative period:

	Three months ended June 30,
	2020	2021
Same store:
Preneed revenue as a percentage of operating revenue	61%	63%
Preneed revenue (in thousands)	$7,041	$10,338
Atneed revenue (in thousands)	$4,524	$6,178
Number of preneed interment rights sold	1,749	2,251
Average price per interment right sold	$3,964	$4,111

Acquired:
Preneed revenue as a percentage of operating revenue	62%	74%
Preneed revenue (in thousands)	$2,523	$6,055
Atneed revenue (in thousands)	$1,533	$2,120
Number of preneed interment rights sold	552	1,013
Average price per interment right sold	$4,273	$5,704
Cemetery same store preneed revenue increased $3.3 million for the three months ended June 30, 2021 compared to the same period in 2020, as we experienced a 28.7% increase in the number of interments rights sold, as well as a 3.7% increase in the average price per interment right sold. The increase is primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in the second quarter of 2020 due to COVID-19; and (2) the execution of the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. Cemetery same store atneed revenue, which represents 37% of our same store operating revenue, increased $1.7 million as we experienced a 17.2% increase in same store atneed contracts and a 16.5% increase in the average sale per contract for the three months ended June 30, 2021 compared to the same period in 2020. This increase is primarily due to the increased number of deaths in 2021 related to COVID-19.

Cemetery same store operating profit for the three months ended June 30, 2021 increased $3.9 million from the same period in 2020. The comparable operating profit margin increased 1,420 basis points to 45.9% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 14.2% in the three months ended June 30, 2021 compared to the same period in 2020. The largest decrease was in salaries and benefits expense, which decreased 3.4% as a percent of operating revenue as we increased revenue without adding extra personnel. We also experienced decreases as a percentage of revenue in the following areas: (1) allowance for credit losses decreased 3.1%; (2) general liability insurance costs decreased 1.4%; and (3) promotional expenses decreased 1.3%.
There are three businesses in our acquired cemetery portfolio, two of which were acquired in the fourth quarter of 2019 and one acquired in the first quarter of 2020. In the first quarter of 2020, we hired new sales leadership at two of the newly acquired cemeteries and continue to build their respective sales teams as we execute the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. As a result, our acquired cemetery portfolio experienced a $3.5 million increase in preneed revenue and a $0.6 million increase in atneed revenue for the three months ended June 30, 2021 compared to the same period in 2020.
Cemetery acquired operating profit increased $3.3 million for three months ended June 30, 2021 from the same period in 2020. The comparable operating profit margin increased 2,250 basis points to 57.9% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 22.6% in the three months ended June 30, 2021 compared to the same period in 2020. The largest decrease was in salaries and benefits expense, which decreased 10.7% as a percent of operating revenue as we increased revenue without adding extra personnel. We also experienced decreases as a percentage of revenue in the following areas: (1) promotional expenses decreased 5.6%; (2) merchandise and services costs decreased 3.1%; and (3) general liability insurance costs decreased 1.2%.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $0.7 million for the three months ended June 30, 2021 compared to the same period in 2020. The increase in our trust fund income is primarily due to our execution of a major repositioning strategy beginning at the height of the COVID-19 market crisis in March 2020, substantially increasing our preneed cemetery trust revenue and operating profit. We experienced a $0.6 million increase in income and a $0.1 million increase in realized capital gains primarily within our perpetual care trusts in the three months ended June 30, 2021 compared to the same period of 2020. Operating profit for the two categories of Other revenue, on a combined basis, increased $0.6 million for three months ended June 30, 2021 compared to the same period in 2020 primarily due to the increase in our perpetual care trust revenue.
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Six months ended June 30,
	2020	2021
Revenue:
Same store operating revenue	$22,439	$31,083
Acquired operating revenue	6,855	15,155
Divested/planned divested revenue	261	696
Preneed cemetery trust revenue	4,067	5,856
Preneed cemetery finance charges	482	518
Total	$34,104	$53,308

Operating profit:
Same store operating profit	$6,838	$13,284
Acquired operating profit	2,262	8,839
Divested/planned divested operating profit	47	462
Preneed cemetery trust operating profit	3,860	5,608
Preneed cemetery finance charges	482	518
Total	$13,489	$28,711

The following measures reflect the significant metrics over this comparative period:

	Six months ended June 30,
	2020	2021
Same store:
Preneed revenue as a percentage of operating revenue	59%	60%
Preneed revenue (in thousands)	$13,335	$18,778
Atneed revenue (in thousands)	$9,104	$12,305
Number of preneed interment rights sold	3,306	4,129
Average price per interment right sold	$3,803	$4,012

Acquired:
Preneed revenue as a percentage of operating revenue	62%	69%
Preneed revenue (in thousands)	$4,258	$10,498
Atneed revenue (in thousands)	$2,597	$4,657
Number of preneed interment rights sold	852	1,763
Average price per interment right sold	$4,422	$5,745
Cemetery same store preneed revenue increased $5.4 million for the six months ended June 30, 2021 compared to the same period in 2020, as we experienced a 24.9% increase in the number of interments rights sold, as well as a 5.5% increase in the average price per interment right sold. The increase is primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in 2020 due to COVID-19; and (2) the execution of the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. Cemetery same store atneed revenue, which represents 40% of our same store operating revenue, increased $3.2 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase was a result of a 20.4% increase in same store atneed contracts and a 12.2% increase in the average sale per contract, primarily due to the increased deaths in 2021 related to COVID-19.
Cemetery same store operating profit increased $6.4 million for the six months ended June 30, 2021 compared to the same period in 2020. The comparable operating profit margin increased 1,220 basis points to 42.7% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 12.2% in the six months ended June 30, 2021 compared to the same period in 2020. The largest decrease was in salaries and benefits expense, which decreased 4.0% as a percent of operating revenue as we increased revenue without adding extra personnel. We also experienced decreases as a percentage of revenue in the following areas: (1) allowance for credit losses decreased 1.7%; (2) promotional expenses decreased 1.5%; and (3) general liability insurance costs decreased 1.4%.
There are three businesses in our acquired cemetery portfolio, two of which were acquired in the fourth quarter of 2019 and one acquired in the first quarter of 2020. In the first quarter of 2020, we hired new sales leadership at two of the newly acquired cemeteries and continue to build their respective sales teams as we execute the initial stages of our two year cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. As a result, our acquired cemetery portfolio experienced a $6.2 million increase in preneed revenue and a $2.1 million increase in atneed revenue for the six months ended June 30, 2021 compared to the same period in 2020.
Cemetery acquired operating profit increased $6.6 million for six months ended June 30, 2021 compared to the same period in 2020. The comparable operating profit margin increased 2,530 basis points to 58.3% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 25.3% in the six months ended June 30, 2021 compared to the same period in 2020. The largest decrease was in salaries and benefits expense, which decreased 13.1% as a percent of operating revenue as we increased revenue without adding extra personnel. We also experienced decreases as a percentage of revenue in the following areas: (1) promotional expenses decreased 4.8%; (2) merchandise and services costs decreased 2.2%; and (3) general liability insurance costs decreased 2.1%.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $1.8 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase in our trust fund income is primarily due to our execution of a major repositioning strategy beginning at the height of the COVID-19 market crisis in March 2020, substantially increasing our preneed cemetery trust revenue and operating profit. We experienced a $1.3 million increase in income and a $0.5 million increase in realized capital gains primarily within our perpetual care trusts for the six months ended June 30, 2021 compared to the same period of 2020. Operating profit for the two categories of Other revenue, on a combined basis, increased $1.8 million for six months ended June 30, 2021 compared to the same period in 2020 primarily due to the increase in preneed cemetery trust revenue.
Cemetery property amortization. Cemetery property amortization totaled $2.2 million and $3.7 million for the three and six months ended June 30, 2021, respectively, increases of $1.1 million and $1.7 million, respectively, compared to the same periods in prior year primarily due to the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.1 million and $6.3 million for the three and six months ended June 30, 2021, respectively, decreases of $0.1 million and $0.3 million, respectively, compared to the same periods in prior year primarily due to building structures and older vehicles becoming fully depreciated without any newly acquired building structures and vehicles to offset the decrease.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $5.8 million for the three months ended June 30, 2021, an increase of $2.1 million primarily due to the following: (1) a $1.7 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $0.5 million increase in salary and benefits expenses, which includes our Chief Operating Officer hired in June 2020 and three cemetery directors of sales support hired in the second half of 2020; (3) a $0.3 million increase in other general administrative costs, which includes higher travel and advertising costs; and (4) a $0.1 million increase in separation expenses; offset by (5) a $0.4 million decrease in state audit assessments and (6) a $0.1 million decrease in health and safety expenses related to the COVID-19 pandemic.
Regional and unallocated funeral and cemetery costs totaled $11.8 million for the six months ended June 30, 2021, an increase of $5.4 million primarily due to the following: (1) a $4.2 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) $0.7 million increase in salary and benefits expenses, which includes our Chief Operating Officer hired in June 2020 and three cemetery directors of sales support hired in the second half of 2020; (3) a $0.6 million increase in health and safety expenses related to the COVID-19 pandemic; and (4) a $0.3 million increase in other general administrative costs, which includes higher travel and advertising costs; offset by (5) a $0.4 million decrease in state audit assessments.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $6.9 million for the three months ended June 30, 2021, an increase of $0.4 million compared to the three months ended June 30, 2020. The increase was primarily attributable to the following: (1) a $0.4 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; and (2) a $0.2 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; offset by (3) a $0.2 million decrease in litigation reserve.
General, administrative and other expenses totaled $15.7 million for the six months ended June 30, 2021, an increase of $3.2 million compared to the six months ended June 30, 2020. The increase was primarily attributable to the following: (1) a $1.8 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $1.2 million increase in separation expenses related to the resignation of two members of senior leadership; and (3) a $0.5 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology, offset by (4) a $0.3 million decrease in litigation reserve.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, decreases of $0.1 million and $0.2 million, respectively, compared to the same periods in prior year primarily due to equipment and software at the home office becoming fully depreciated in the latter half of 2020 without any newly acquired assets to offset the decrease.

Net loss on divestitures, disposals and impairments charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2020	2021
Goodwill impairment	$—	$—	$13,632	$—
Tradename impairment	—	—	1,061	—
Net (gain) loss on divestitures	—	205	—	(103)
Net loss on disposals of fixed assets	—	622	—	622
Total	$—	$827	$14,693	$519
During the six months ended June 30, 2021, we divested three funeral homes for a net gain of $0.1 million and disposed of fixed assets for a net loss of $0.6 million.
During the six months ended June 30, 2020, we recorded an impairment for goodwill of $13.6 million as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value and we recorded an impairment for certain of our tradenames of $1.1 million as the carrying amount of these tradenames exceeded the fair value.
Interest expense. Interest expense totaled $7.5 million and $15.1 million for the three and six months ended June 30, 2021, respectively, decreases of $0.9 million and $1.7 million, respectively, compared to the same periods in prior year, primarily due to decreased borrowings and lower interest rates on our Credit Facility, as well as lower interest on our New Senior Notes.
Income taxes. We had an income tax benefit of $4.2 million and an income tax expense of $3.4 million for the three months ended June 30, 2021 and 2020, respectively and an income tax expense of $1.4 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. Our operating tax rate before discrete items was 33.0% and 33.5% for the three months ended June 30, 2021 and 2020, respectively and 28.5% and 33.3% for the six months ended June 30, 2021 and 2020, respectively.
We filed carryback refund claims for the 2018 and 2019 tax years as allowed by the legislative changes included in the CARES Act. As a result of requesting a tax refund in excess of $5 million, we must receive Joint Committee approval and undergo an audit for the tax year ending December 31, 2018. This audit is currently in progress. In 2020, the 2018 tax return was amended to take full advantage of the CARES Act legislative benefits resulting in additional losses that increase the amount of our carryback refund claim. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Due to the uncertainty of receiving Internal Revenue Service approval regarding our non-automatic accounting method changes, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated. At June 30, 2021, the reserve for uncertain tax positions was $3.7 million.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2021 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at June 30, 2021 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Note 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 0.84% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At June 30, 2021, we had outstanding borrowings under the New Credit Facility of $60.5 million. Any further borrowings or voluntary prepayments against the New Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the New Credit Facility at either prime rate or the LIBOR rate plus a margin. At June 30, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our New Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the New Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the New Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At June 30, 2021, the carrying value of the New Senior Notes on our Consolidated Balance Sheet was $394.3 million and the fair value of the New Senior Notes was $399.5 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the New Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at June 30, 2021 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
RISKS RELATED TO OUR BUSINESS
Key Employees and Compensation
Our “Good To Great II” incentive program could result in the issuance of a significant number of shares of common stock to certain critical employees.
Our Good To Great II incentive program rewards certain employees who are not Managing Partners in alignment with the incentive programs for our Managing Partners. Specifically, the Good To Great II incentive program is tied to the future performance of the Company and requires the Company’s share price to reach one of five predetermined Common Stock Price Averages (as defined by the program) through a performance period ending December 31, 2024 in order for the award to be earned by the participants of the program. While the program aligns our incentives with long-term value creation, there is a potential risk of dilution to our shareholders if we achieve the highest performance tier under the Good To Great II incentive program, which equals a Common Stock Price Average (as defined by the program) of $77.34 per share. At June 30, 2021, under such a scenario, a total of 1,064,740 shares of common stock would be awarded to participants under the program. We believe this incentive program will result in improved overall financial performance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

April 1, 2021 - April 30, 2021	—	$—	—	$25,601,446
May 1, 2021 - May 31, 2021	—	$38.04	100,000	$46,797,701
June 1, 2021 - June 30, 2021	—	$37.81	224,704	$38,300,533
Total for quarter ended June 30, 2021	—		324,704

(1)	See Part I, Item 1, Financial Statements and Supplementary Data, Notes 14 and 18 for additional information on our publicly announced share repurchase program.

Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
On and effective July 28, 2021, the Board approved a second amendment and restatement to the Company’s Amended and Restated By-laws (as so amended and restated, the Second Amended and Restated By-laws) to implement, amongst other changes, an exclusive forum bylaw provision.
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

CARRIAGE SERVICES, INC.
Date:	8/4/2021	/s/ C. Benjamin Brink
C. Benjamin Brink
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated By-Laws of Carriage Services, Inc., dated July 28, 2021, Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 30, 2021.

4.1
Indenture, dated as of May 13, 2021, among the Company, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee, Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 13, 2021.

4.2	Form of 4.25% Senior Notes due 2029 (included with the Indenture filed as Exhibit 4.1), Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 13, 2021.

10.1
First Amendment and Restated Credit Agreement dated as of May 13, 2021, among Carriage Services, Inc., the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021.

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