Form 10-Q
period 2021-09-30
CARRIAGE SERVICES INC
filed 2021-11-03
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 29, 2021 was 16,652,241.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	December 31, 2020	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$889	$1,088
Accounts receivable, net	25,103	26,213
Inventories	7,259	7,376
Prepaid and other current assets	2,076	2,191
Total current assets	35,327	36,868
Preneed cemetery trust investments	86,604	97,489
Preneed funeral trust investments	101,235	108,404
Preneed cemetery receivables, net	21,081	22,932
Receivables from preneed funeral trusts, net	16,844	18,665
Property, plant and equipment, net	269,051	267,756
Cemetery property, net	101,134	100,505
Goodwill	392,978	391,972
Intangible and other non-current assets, net	29,542	29,437
Operating lease right-of-use assets	21,201	18,307
Cemetery perpetual care trust investments	70,828	71,640
Total assets	$1,145,825	$1,163,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,432	$3,041
Accounts payable	11,259	14,510
Accrued and other liabilities	31,138	43,147
Convertible subordinated notes due 2021	2,538	—
Total current liabilities	48,367	60,698
Acquisition debt, net of current portion	4,482	4,359
Credit facility	46,064	85,418
Senior notes	395,968	394,456
Obligations under finance leases, net of current portion	5,531	5,258
Obligations under operating leases, net of current portion	20,302	18,951
Deferred preneed cemetery revenue	47,846	49,480
Deferred preneed funeral revenue	27,992	29,945
Deferred tax liability	46,477	43,044
Other long-term liabilities	4,748	3,045
Deferred preneed cemetery receipts held in trust	86,604	97,489
Deferred preneed funeral receipts held in trust	101,235	108,404
Care trusts’ corpus	69,707	70,960
Total liabilities	905,323	971,507
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,020,494 and 26,205,777 shares issued, respectively and 17,995,155 and 16,652,241 shares outstanding, respectively	260	262
Additional paid-in capital	239,989	237,681
Retained earnings	102,303	122,115
Treasury stock, at cost; 8,025,339 and 9,553,536 at December 31, 2020 and September 30, 2021	(102,050)	(167,590)
Total stockholders’ equity	240,502	192,468
Total liabilities and stockholders’ equity	$1,145,825	$1,163,975
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Revenue:
Service revenue	$41,218	$46,210	$120,830	$134,086
Property and merchandise revenue	36,298	42,043	100,211	125,545
Other revenue	6,877	6,788	18,319	20,324
	84,393	95,041	239,360	279,955
Field costs and expenses:
Cost of service	19,945	20,523	59,624	61,073
Cost of merchandise	25,886	28,632	75,561	84,672
Cemetery property amortization	1,471	1,521	3,445	5,213
Field depreciation expense	3,233	3,154	9,770	9,432
Regional and unallocated funeral and cemetery costs	4,731	6,812	11,204	18,655
Other expenses	1,253	1,235	3,551	3,758
	56,519	61,877	163,155	182,803
Gross profit	27,874	33,164	76,205	97,152
Corporate costs and expenses:
General, administrative and other	6,134	8,766	18,620	24,499
Home office depreciation and amortization	329	275	1,065	841
Net loss on divestitures, disposals and impairments charges	4,917	858	19,610	1,377
Operating income	16,494	23,265	36,910	70,435

Interest expense	(8,007)	(5,076)	(24,787)	(20,138)
Accretion of discount on convertible subordinated notes	(69)	—	(200)	(20)
Loss on extinguishment of debt	(6)	—	(6)	(23,807)
Other, net	(28)	(21)	(34)	(87)
Income before income taxes	8,384	18,168	11,883	26,383
Expense for income taxes	(2,851)	(5,125)	(4,014)	(7,466)
Tax adjustment related to discrete items	(8)	3	(144)	895
Total expense for income taxes	(2,859)	(5,122)	(4,158)	(6,571)
Net income	$5,525	$13,046	$7,725	$19,812

Basic earnings per common share:	$0.31	$0.74	$0.43	$1.11
Diluted earnings per common share:	$0.31	$0.71	$0.43	$1.08

Dividends declared per common share:	$0.088	$0.100	$0.238	$0.300

Weighted average number of common and common equivalent shares outstanding:
Basic	17,895	17,499	17,853	17,809
Diluted	17,932	18,246	17,893	18,365
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended September 30,
	2020	2021
Cash flows from operating activities:
Net income	$7,725	$19,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,280	15,486
Provision for credit losses	1,837	1,426
Stock-based compensation expense	2,473	3,832
Deferred income tax expense (benefit)	4,750	(3,433)
Amortization of intangibles	981	968
Amortization of debt issuance costs	592	459
Amortization and accretion of debt	428	319
Loss on extinguishment of debt	6	23,807
Net loss on divestitures, disposals and impairment charges	19,855	1,558
Gain on insurance reimbursements	(54)	—
Other	19	—

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(436)	(4,387)
Inventories, prepaid and other current assets	3,241	(266)
Intangible and other non-current assets	(776)	(887)
Preneed funeral and cemetery trust investments	(2,781)	(23,355)
Accounts payable	1,155	(845)
Accrued and other liabilities	9,770	9,643
Deferred preneed funeral and cemetery revenue	1,319	3,587
Deferred preneed funeral and cemetery receipts held in trust	3,438	21,975
Net cash provided by operating activities	67,822	69,699

Cash flows from investing activities:
Acquisition of businesses and real estate	(28,011)	(3,285)
Proceeds from divestitures and sale of other assets	7,416	4,375
Proceeds from insurance reimbursements	97	2,946
Capital expenditures	(10,034)	(15,252)
Net cash used in investing activities	(30,532)	(11,216)

Cash flows from financing activities:
Borrowings from the credit facility	89,300	154,968
Payments against the credit facility	(117,100)	(115,268)
Payment of call premium for the redemption of the senior notes due 2026	—	(19,876)
Payments of debt issuance and transaction costs	(78)	(6,554)
Conversions and maturity of the convertible subordinated notes due 2021	(4,563)	(3,980)
Payments on acquisition debt and obligations under finance leases	(1,060)	(658)
Payments on contingent consideration recorded at acquisition date	(169)	(461)
Proceeds from the exercise of stock options and employee stock purchase plan	921	2,107
Taxes paid on restricted stock vestings and exercise of stock options	(281)	(1,433)
Dividends paid on common stock	(4,251)	(5,390)
Purchase of treasury stock	—	(61,739)
Net cash used in financing activities	(37,281)	(58,284)

Net increase in cash and cash equivalents	9	199
Cash and cash equivalents at beginning of period	716	889
Cash and cash equivalents at end of period	$725	$1,088
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended September 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2020	17,934	$260	$241,868	$88,413	$(102,050)	$228,491
Net income	—	—	—	5,525	—	5,525
Issuance of common stock from employee stock purchase plan	16	—	297	—	—	297
Issuance of common stock to directors and board advisor	9	—	198	—	—	198
Exercise of stock options	12	—	(31)	—	—	(31)
Cancellation and surrender of restricted common stock	(1)	—	(16)	—	—	(16)
Stock-based compensation expense	—	—	729	—	—	729
Dividends on common stock	—	—	(1,569)	—	—	(1,569)
Convertible notes exchange	—	—	(828)	—	—	(828)
Balance – September 30, 2020	17,970	$260	$240,648	$93,938	$(102,050)	$232,796

	Three months ended September 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2021	17,826	$262	$237,891	$109,069	$(114,351)	$232,871
Net income	—	—	—	13,046	—	13,046
Issuance of common stock from employee stock purchase plan	15	—	388	—	—	388
Issuance of common stock to directors and board advisor	3	—	147	—	—	147
Exercise of stock options	12	—	(82)	—	—	(82)
Cancellation and surrender of restricted common stock	(1)	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	1,148	—	—	1,148
Dividends on common stock	—	—	(1,783)	—	—	(1,783)
Treasury stock acquired	(1,203)	—	—	—	(53,239)	(53,239)
Balance – September 30, 2021	16,652	$262	$237,681	$122,115	$(167,590)	$192,468
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Nine months ended September 30, 2020
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net income	—	—	—	7,725	—	7,725
Issuance of common stock from employee stock purchase plan	60	1	920	—	—	921
Issuance of common stock to directors and board advisor	26	—	492	—	—	492
Issuance of restricted common stock	10	—	—	—	—	—
Exercise of stock options	12	—	(31)	—	—	(31)
Cancellation and surrender of restricted common stock	(11)	—	(250)	—	—	(250)
Stock-based compensation expense	—	—	1,981	—	—	1,981
Dividends on common stock	—	—	(4,251)	—	—	(4,251)
Convertible notes exchange	—	—	(828)	—	—	(828)
Other	18	—	468	—	—	468
Balance – September 30, 2020	17,970	$260	$240,648	$93,938	$(102,050)	$232,796

	Nine months ended September 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net income	—	—	—	19,812	—	19,812
Issuance of common stock from employee stock purchase plan	47	1	1,227	—	—	1,228
Issuance of common stock to directors and board advisor	13	—	495	—	—	495
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	127	1	(178)	—	—	(177)
Cancellation and surrender of restricted common stock	(11)	—	(375)	—	—	(375)
Stock-based compensation expense	—	—	3,337	—	—	3,337
Dividends on common stock	—	—	(5,390)	—	—	(5,390)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Treasury stock acquired	(1,528)	—	—	—	(65,540)	(65,540)
Balance – September 30, 2021	16,652	$262	$237,681	$122,115	$(167,590)	$192,468
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 70% of our revenue and Cemetery Operations, which currently account for approximately 30% of our revenue. At September 30, 2021, we operated 171 funeral homes in 26 states and 32 cemeteries in 12 states.
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
Reclassifications
Certain reclassifications have been made to prior period amounts on our Consolidated Statements of Cash Flows related to the amortization of our intangible assets, debt and debt issuance costs to conform to the current period financial statement presentation with no effect on our previously reported Consolidated Statements of Operations and Consolidated Balance Sheet.
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
We performed our annual goodwill impairment test as of August 31, 2021. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. For our 2021 annual goodwill impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill. For our 2020 annual qualitative assessment, there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value.
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
We performed our annual intangible assets impairment test as of August 31, 2021. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. For our 2021 annual intangible assets impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative impairment test. We concluded that it is more-likely-than not that the fair value of our intangible assets is greater than its carrying value and thus there was no impairment to our intangible assets. For our 2020 annual qualitative assessment, there was no impairment to intangible assets as the fair value of our intangible assets was greater than the carrying value.
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

Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2020	September 30, 2021
Land	$82,615	$82,736
Buildings and improvements	240,567	239,190
Furniture, equipment and automobiles	91,302	70,715
Property, plant and equipment, at cost	414,484	392,641
Less: accumulated depreciation	(145,433)	(124,885)
Property, plant and equipment, net	$269,051	$267,756
During the nine months ended September 30, 2021, we acquired real property for $3.3 million. We also divested three funeral homes that had a carrying value of property, plant and equipment of $2.4 million, which was included in the Gain (loss) on divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, described in Note 4 to the Consolidated Financial Statements included herein.
Additionally, during the nine months ended September 30, 2021, we sold real property for $0.7 million and recognized a loss on sale of $0.3 million, which was recorded in Net loss on divestitures, disposals and impairment charges. At September 30, 2021, we had $2.3 million carrying value of property, plant and equipment assets held for sale and we recognized a $0.5 million impairment loss related to these assets recorded in Net loss on divestitures, disposals and impairment charges.
Our growth and maintenance capital expenditures totaled $4.2 million and $6.5 million for the three months ended September 30, 2020 and 2021, respectively and $10.0 million and $15.3 million for the nine months ended September 30, 2020 and 2021, respectively, for property, plant, equipment and cemetery development. In addition, we recorded depreciation expense of $3.5 million and $3.4 million for the three months ended September 30, 2020 and 2021, respectively and $10.8 million and $10.2 million for the nine months ended September 30, 2020 and 2021, respectively.
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
Cemetery property was $101.1 million and $100.5 million at December 31, 2020 and September 30, 2021, respectively, net of accumulated amortization of $46.6 million and $51.8 million, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. We recorded amortization expense for cemetery interment rights of $1.5 million for both the three months ended September 30, 2020 and 2021 and $3.4 million and $5.2 million for the nine months ended September 30, 2020 and 2021, respectively.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of September 30, 2021, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.2 million at both December 31, 2020 and September 30, 2021. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $7.9 million and $10.6 million at December 31, 2020 and September 30, 2021, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
We filed carryback refund claims for the 2018 and 2019 tax years as allowed by the legislative changes included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020. As a result of requesting a tax refund in excess of $5 million, we must receive Joint Committee approval and undergo an audit for the tax year ending December 31, 2018. This audit is currently in progress. In 2020, the 2018 tax return was amended to take full advantage of the CARES Act legislative benefits resulting in additional losses that increase the amount of our carryback refund claim. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. As of September 30, 2021, we received an adverse ruling related to the change to our method of recognition of revenue from our constructed cemetery property, however, we are currently in further discussions with the Internal Revenue Service (“IRS”) regarding this ruling. Due to the uncertainty that exists, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated. At both December 31, 2020 and September 30, 2021, the reserve for uncertain tax positions was $3.7 million.
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
For the three months ended September 30, 2020 and 2021, we had an income tax expense of $2.9 million and $5.1 million, respectively and for the nine months ended September 30, 2020 and 2021, we had an income tax expense of $4.2 million and $6.6 million, respectively. Our operating tax rate before discrete items was 34.0% and 28.2% for the three months ended September 30, 2020 and 2021, respectively and 33.8% and 28.3% for the nine months ended September 30, 2020 and 2021, respectively.

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
Subsequent Events
We have evaluated events and transactions during the period subsequent to September 30, 2021 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 18 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company did not utilize the optional expedients and exceptions provided by this ASU during the nine months ended September 30, 2021.
3.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2020	September 30, 2021
Goodwill at the beginning of the period	$398,292	$392,978
Net increase in goodwill related to acquisitions	14,054	—
Decrease in goodwill related to divestitures	(5,736)	(1,006)
Decrease in goodwill related to impairments	(13,632)	—
Goodwill at the end of the period	$392,978	$391,972
During the nine months ended September 30, 2021, we allocated $1.0 million of goodwill to the sale of one funeral home for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our goodwill impairment test.

4.DIVESTED OPERATIONS
During the three months ended September 30, 2021, we did not sell any funeral homes or cemeteries. During the nine months ended September 30, 2021, we sold three funeral homes for $3.5 million. During the three and nine months ended September 30, 2020, we sold six funeral homes for $7.3 million.
The operating results of these divested funeral homes are reflected in our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Revenue	$144	$(10)	$1,829	$338

Operating income (loss)	(112)	(41)	70	(54)
Gain (loss) on divestitures(1)	(4,917)	—	(4,917)	103
Income tax benefit (expense)	1,710	12	1,638	(14)
Net income (loss) from divested operations, after tax	$(3,319)	$(29)	$(3,209)	$35

(1)	Gain (loss) on divestitures is recorded in Net loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
5.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	September 30, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$11,099	$13,289	$—	$24,388
Other receivables	461	2,162	260	2,883
Allowance for credit losses	(290)	(768)	—	(1,058)
Accounts receivable, net	$11,270	$14,683	$260	$26,213

	December 31, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$11,448	$12,230	$—	$23,678
Other receivables	367	2,144	201	2,712
Allowance for credit losses	(327)	(960)	—	(1,287)
Accounts receivable, net	$11,488	$13,414	$201	$25,103
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	Recoveries	September 30, 2021
Trade and financed receivables:
Funeral	$(327)	$(637)	$1,691	$(1,017)	$(290)
Cemetery	(960)	(292)	484	—	(768)
Total allowance for credit losses on Trade and financed receivables	$(1,287)	$(929)	$2,175	$(1,017)	$(1,058)

Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2020	September 30, 2021
Cemetery interment rights	$36,696	$41,179
Cemetery merchandise and services	10,526	11,661
Cemetery financed receivables	$47,222	$52,840
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2020	September 30, 2021
Preneed cemetery receivables	$47,222	$52,840
Less: unearned finance charges	(4,348)	(4,745)
Preneed cemetery receivables, at amortized cost	$42,874	$48,095
Less: allowance for credit losses	(2,604)	(2,083)
Less: balances due on undelivered cemetery preneed contracts	(7,919)	(10,559)
Less: amounts in accounts receivable	(11,270)	(12,521)
Preneed cemetery receivables, net	$21,081	$22,932
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	September 30, 2021
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,644)	$(497)	$826	$(1,315)
The amortized cost basis of our preneed cemetery receivables by year of origination at September 30, 2021 is as follows (in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Total preneed cemetery receivables, at amortized cost	$21,057	$12,168	$7,646	$3,776	$1,699	$1,749	$48,095
The aging of past due preneed cemetery receivables at September 30, 2021 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$849	$644	$246	$1,955	$3,694	$34,256	$37,950
Deferred revenue	1,436	209	75	511	2,231	12,659	14,890
Total contracts	$2,285	$853	$321	$2,466	$5,925	$46,915	$52,840
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	September 30, 2021
Preneed cemetery trust investments, at market value	$89,081	$100,318
Less: allowance for contract cancellation	(2,477)	(2,829)
Preneed cemetery trust investments	$86,604	$97,489
The cost and market values associated with preneed cemetery trust investments at September 30, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,645	$—	$—	$1,645
Fixed income securities:
Foreign debt	2	17,434	2,381	(801)	19,014
Corporate debt	2	12,101	1,484	(18)	13,567
Preferred stock	2	12,366	1,241	(422)	13,185
Common stock	1	39,372	4,411	(3,750)	40,033
Mutual funds:
Equity	1	28	5	—	33
Fixed Income	2	11,358	706	(344)	11,720
Trust securities		$94,304	$10,228	$(5,335)	$99,197
Accrued investment income		$1,121			$1,121
Preneed cemetery trust investments					$100,318
Market value as a percentage of cost					105.2%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	11,492
Due in five to ten years	6,868
Thereafter	27,406
Total fixed income securities	$45,766
The cost and market values associated with preneed cemetery trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,859	$—	$—	$1,859
Fixed income securities:
Foreign debt	2	15,953	2,083	(702)	17,334
Corporate debt	2	14,856	1,820	(358)	16,318
Preferred stock	2	11,886	980	(336)	12,530
Mortgage-backed securities	2	272	—	(159)	113
Common stock	1	30,253	7,642	(6,601)	31,294
Mutual funds:
Fixed income	2	7,494	1,331	(185)	8,640
Trust Securities		$82,573	$13,856	$(8,341)	$88,088
Accrued investment income		$993			$993
Preneed cemetery trust investments					$89,081
Market value as a percentage of cost					106.7%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at September 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,280	$(427)	$682	$(374)	$4,962	$(801)
Corporate debt	746	(18)	—	—	746	(18)
Preferred stock	41	(28)	4,059	(394)	4,100	(422)
Total fixed income securities with an unrealized loss	$5,067	$(473)	$4,741	$(768)	$9,808	$(1,241)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Investment income	$449	$441	$1,421	$1,570
Realized gains	2,857	2,207	6,392	16,315
Realized losses	(918)	(214)	(4,490)	(6,563)
Unrealized gains (losses), net	1,235	(3,966)	(2,726)	4,893
Expenses and taxes	(357)	(546)	(982)	(1,308)
Net change in deferred preneed cemetery receipts held in trust	(3,266)	2,078	385	(14,907)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Purchases	$(10,297)	$(7,532)	$(42,750)	$(34,740)
Sales	9,200	6,446	34,566	33,847
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	September 30, 2021
Preneed funeral trust investments, at market value	$104,166	$111,587
Less: allowance for contract cancellation	(2,931)	(3,183)
Preneed funeral trust investments	$101,235	$108,404

The cost and market values associated with preneed funeral trust investments at September 30, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$19,132	$—	$—	$19,132
Fixed income securities:
U.S treasury debt	1	16,554	2,224	(749)	18,029
Foreign debt	2	10,518	1,325	(17)	11,826
Corporate debt	2	11,011	1,119	(396)	11,734
Preferred stock	2	—	—	—	—
Common stock	1	35,602	4,055	(3,357)	36,300
Mutual funds:
Equity	1	26	4	—	30
Fixed income	2	9,398	539	(269)	9,668
Other investments	2	3,846	—	—	3,846
Trust securities		$106,087	$9,266	$(4,788)	$110,565
Accrued investment income		$1,022			$1,022
Preneed funeral trust investments					$111,587
Market value as a percentage of cost					104.2%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	10,164
Due in five to ten years	6,184
Thereafter	25,241
Total fixed income securities	$41,589
The cost and market values associated with preneed funeral trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,478	$—	$—	$18,478
Fixed income securities:
U.S. treasury debt	1	819	6	—	825
Foreign debt	2	15,144	2,018	(634)	16,528
Corporate debt	2	13,292	1,638	(310)	14,620
Preferred stock	2	10,944	900	(298)	11,546
Mortgage-backed securities	2	293	1	(155)	139
Common stock	1	28,327	7,364	(6,052)	29,639
Mutual funds:
Fixed income	2	6,475	1,198	(121)	7,552
Other investments	2	3,928	—	—	3,928
Trust securities		$97,700	$13,125	$(7,570)	$103,255
Accrued investment income		$911			$911
Preneed funeral trust investments					$104,166
Market value as a percentage of cost					105.7%

The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at September 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,339	$(423)	$599	$(326)	$4,938	$(749)
Corporate debt	700	(17)	—	—	700	(17)
Preferred stock	39	(26)	3,809	(370)	3,848	(396)
Total fixed income securities with an unrealized loss	$5,078	$(466)	$4,408	$(696)	$9,486	$(1,162)
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
Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Investment income	$373	$357	$1,235	$1,261
Realized gains	2,821	2,072	6,978	15,331
Realized losses	(911)	(201)	(4,093)	(6,097)
Unrealized gains (losses), net	1,197	(3,728)	(2,188)	4,478
Expenses and taxes	(296)	(409)	(646)	(1,041)
Net change in deferred preneed funeral receipts held in trust	(3,184)	1,909	(1,286)	(13,932)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Purchases	$(9,869)	$(6,729)	$(41,560)	$(32,219)
Sales	8,975	6,864	36,831	32,153

Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2020	September 30, 2021
Cemetery perpetual care trust investments, at market value	$70,828	$71,640
Obligations due from trust	(1,121)	(680)
Care trusts’ corpus	$69,707	$70,960
The following table reflects the cost and fair market values associated with the trust investments held in perpetual care trust funds at September 30, 2021 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$662	$—	$—	$662
Fixed income securities:
Foreign debt	2	12,228	1,679	(556)	13,351
Corporate debt	2	8,723	1,167	(12)	9,878
Preferred stock	2	9,841	909	(284)	10,466
Common stock	1	27,383	3,383	(2,831)	27,935
Mutual funds:
Equity	1	19	3	—	22
Fixed Income	2	8,223	596	(307)	8,512
Trust securities		$67,079	$7,737	$(3,990)	$70,826
Accrued investment income		$814			$814
Cemetery perpetual care investments					$71,640
Market value as a percentage of cost					105.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	7,713
Due in five to ten years	5,301
Thereafter	20,681
Total fixed income securities	$33,695

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
The following table summarized our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at September 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,736	$(270)	$517	$(286)	$3,253	$(556)
Corporate debt	501	(12)	—	—	501	(12)
Preferred stock	28	(19)	2,726	(265)	2,754	(284)
Total fixed income securities with an unrealized loss	$3,265	$(301)	$3,243	$(551)	$6,508	$(852)
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

Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Realized gains	$773	$275	$1,921	$2,224
Realized losses	(249)	(26)	(1,534)	(942)
Unrealized gains (losses), net	1,108	(3,070)	(2,349)	3,747
Net change in Care trusts’ corpus	(1,632)	2,821	1,962	(5,029)
Total	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Investment income	$2,531	$2,881	$5,879	$8,104
Realized gains (losses), net	63	(278)	53	(557)
Total	$2,594	$2,603	$5,932	$7,547
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Purchases	$(7,960)	$(5,049)	$(33,638)	$(24,105)
Sales	7,168	4,431	29,319	23,695
7.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2020	September 30, 2021
Preneed trust funeral funds, at cost	$17,365	$19,243
Less: allowance for contract cancellation	(521)	(578)
Receivables from preneed funeral trusts, net	$16,844	$18,665
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2020 and September 30, 2021. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed funeral trust funds at September 30, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,460	$5,460
Fixed income investments	11,279	11,279
Mutual funds and common stocks	2,499	2,598
Annuities	5	5
Total	$19,243	$19,342

The composition of the preneed funeral trust funds at December 31, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$4,604	$4,604
Fixed income investments	10,355	10,355
Mutual funds and common stocks	2,402	2,569
Annuities	4	4
Total	$17,365	$17,532
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
At September 30, 2021, the carrying value and fair value of our New Credit Facility was $86.9 million. We believe that our New Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our New Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At September 30, 2021, the carrying value of our acquisition debt was $5.1 million, which approximated its fair value. The fair value of our New Senior Notes was approximately $403.2 million at September 30, 2021 based on the last traded or broker quoted price.
At December 31, 2020 and September 30, 2021, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
9.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2020	September 30, 2021
Tradenames	$23,565	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $3,193 and $3,463, respectively	2,785	2,364
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,594 and $2,164, respectively	3,141	3,505
Other	51	3
Intangible and other non-current assets, net	$29,542	$29,437
Tradenames
Our tradenames have indefinite lives and therefore are not amortized.
See Note 1 to the Consolidated Financial Statements included herein for a discussion of the methodology used for our indefinite-lived intangible asset impairment test.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $175,000 and $158,000 for the three months ended September 30, 2020 and 2021, respectively and $551,000 and $495,000 for the nine months ended September 30, 2020 and 2021, respectively.

Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense was $145,000 and $165,000 for the three months ended September 30, 2020 and 2021, respectively and $430,000 and $473,000 for the nine months ended September 30, 2020 and 2021, respectively.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of September 30, 2021 is as follows (in thousands):

	Prepaid Agreements	Capitalized Commissions
Years ending December 31,
Remainder of 2021	$147	$167
2022	519	641
2023	446	585
2024	380	523
2025	373	457
Thereafter	499	1,132
Total amortization expense	$2,364	$3,505
10.CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2020, our senior secured revolving credit facility (the “Former Credit Facility”) was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Former Credit Facility was to occur on May 31, 2023.
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
On May 13, 2021, we used approximately $21.4 million of the availability under the New Credit Facility to repay the then outstanding balances under our Former Credit Facility and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Facility was retired and $2.1 million of letters of credit previously issued under the Former Credit Facility were deemed issued under (and remain outstanding under) the New Credit Facility. In connection with the termination of the Former Credit Facility, for the nine months ended September 30, 2021, we recognized a loss on the write-off of $0.1 million in unamortized debt issuance costs, which was recorded in Loss on extinguishment of debt.
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
In addition, the New Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At September 30, 2021, we were subject to the following financial covenants under our New Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our New Credit Facility as of September 30, 2021.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2020	September 30, 2021
Credit Facility	$47,200	$86,900
Debt issuance costs, net of accumulated amortization of $819 and $1,242, respectively	(1,136)	(1,482)
Total Credit Facility	$46,064	$85,418

Acquisition debt	$5,509	$5,089
Less: current portion	(1,027)	(730)
Total acquisition debt, net of current portion	$4,482	$4,359
At September 30, 2021, we had outstanding borrowings under the New Credit Facility of $86.9 million. We also had one letter of credit for $2.1 million under the New Credit Facility, which was increased to $2.3 million on September 1, 2021. The letter of credit will expire on November 26, 2021 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2021, we had $60.8 million of availability under the New Credit Facility.
Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At September 30, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. The weighted average interest rate on our New Credit Facility was 2.0% and 2.5% for the three and nine months ended September 30, 2021, respectively. The weighted average interest rate on our Former Credit Facility was 3.9% and 4.0% for the three and nine months ended September 30, 2020, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Credit Facility interest expense	$828	$383	$3,164	$1,200
Credit Facility amortization of debt issuance costs	118	80	363	297
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Acquisition debt imputed interest expense	$122	$90	$373	$280
11. SENIOR NOTES
On May 13, 2021, we completed the issuance of $400.0 million in aggregate principal amount 4.25% Senior Notes due 2029 (the “New Senior Notes”) and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

We used the proceeds of $395.5 million from the offering of the New Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the New Credit Facility, to redeem all of our then outstanding $400.0 million in aggregate principal amount 6.625% senior notes due 2026 (the “Original Senior Notes”). We paid a premium of $19.9 million to redeem the Original Senior Notes on June 1, 2021 at a redemption price of 104.97% of the principal amount thereof, plus accrued and unpaid interest of $13.25 million. During the nine months ended September 30, 2021, we incurred $1.3 million in transaction costs related to the New Senior Notes.
For the nine months ended September 30, 2021, we recognized a net loss of $23.7 million related to the redemption of the Original Senior Notes, which was recorded in Loss on extinguishment of debt. The loss is composed of the $19.9 million call premium, the write-off of $3.4 million in unamortized debt discount, the write-off of $1.8 million in unamortized debt issuance costs, offset by the write-off of $1.4 million in unamortized debt premium.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 92 months of the New Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the New Senior Notes for both three and nine months ended September 30, 2021 was 4.42% and 4.30%, respectively.
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2020	September 30, 2021
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $221	1,467	—
Debt discount, net of accumulated amortization of $1,293 and $181, respectively	(3,582)	(4,319)
Debt issuance costs, net of accumulated amortization of $496 and $51, respectively	(1,917)	(1,225)
Carrying value of the Senior Notes	$395,968	$394,456
At September 30, 2021, the fair value of the New Senior Notes, which are Level 2 measurements, was $403.2 million.

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Senior Notes interest expense	$6,625	$4,250	$19,875	$17,517
Senior Notes amortization of debt discount	133	118	393	384
Senior Notes amortization of debt premium	56	—	165	85
Senior Notes amortization of debt issuance costs	72	34	208	161
The effective interest rate on the unamortized debt discount and unamortized debt issuance costs for the Original Senior Notes, issued in May 2018, for both the three and nine months ended September 30, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019, for both the three and nine months ended September 30, 2020 was 6.20% and 6.90%, respectively.
12.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Classification	2020	2021	2020	2021
Operating lease cost	Facilities and grounds expense(1)	$927	$947	$2,838	$2,871
Short-term lease cost	Facilities and grounds expense(1)	35	39	107	145
Variable lease cost	Facilities and grounds expense(1)	17	43	41	100

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$111	$111	$329	$328
Interest on lease liabilities	Interest expense	123	117	374	356
Total finance lease cost		234	228	703	684
Total lease cost		$1,213	$1,257	$3,689	$3,800

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and Home office depreciation and amortization on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Nine months ended September 30,
	2020	2021
Cash paid for operating leases included in operating activities	$2,470	$2,891
Cash paid for finance leases included in financing activities	621	626
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Nine months ended September 30,
	2020	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$75	$(1,358)
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
During the three and nine months ended September 30, 2021, we received a leasehold improvement allowance of $1.4 million for the renovation of our home office space in Houston, Texas from our lessor. We recorded a leasehold improvement asset as property plant and equipment and reduced our right-of-use asset by $1.4 million. The leasehold improvement allowance will be recognized prospectively by ratably reducing the lease expense over the remaining lease term.

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2020	September 30, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,201	$18,307

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(2,005)	(2,333)
Finance lease right-of-use assets, net		$4,765	$4,437

Operating lease current liabilities	Current portion of operating lease obligations	$2,082	$1,954
Finance lease current liabilities	Current portion of finance lease obligations	323	357
Total current lease liabilities		$2,405	$2,311

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$20,302	$18,951
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,531	5,258
Total non-current lease liabilities		$25,833	$24,209

Total lease liabilities		$28,238	$26,520
The average lease terms and discount rates at September 30, 2021 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	10.1	8.1%
Finance leases	12.5	8.2%
The aggregate future lease payments for operating and finance leases at September 30, 2021 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2021	$935	$209
2022	3,453	860
2023	3,326	860
2024	3,301	791
2025	3,162	736
Thereafter	16,187	5,555
Total lease payments	30,364	9,011
Less: Interest	(9,459)	(3,396)
Present value of lease liabilities	$20,905	$5,615
At September 30, 2021, we had no additional significant operating or finance leases that had not yet commenced.
13.COMMITMENTS AND CONTINGENCIES
Chinchilla v. Carriage Services, Inc., et al., Superior Court of California, San Joaquin County, Case No. STK-CV-UOE-2021-0004661. On May 19, 2021, a putative class action against the Company and several of our subsidiaries was filed. Plaintiff, a former employee, seeks monetary damages on behalf of himself and other similarly situated current and former non-exempt employees in California. Plaintiff claims that the Company failed to, among other things, pay minimum wages, provide meal and rest breaks, pay overtime, provide accurately itemized wage statements, reimburse employees for business expenses, and provide wages when due. At September 30, 2021, we are unable to reasonably estimate the possible loss or ranges of loss, if any.

14.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2020		2021		2020		2021
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	10,200	$255	9,300	$324
Returned for payroll taxes	714	$16	711	$28	10,588	$250	10,399	$375
Cancelled	—	$—	—	$—	—	$—	966	$27

(1)	Restricted stock granted during the nine months ended September 30, 2020 and 2021 vest over a three-year period at a weighted average stock price of $25.00 and $34.79, respectively.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $183,000 and $89,000, for the three months ended September 30, 2020 and 2021, respectively and $551,000 and $308,000, for the nine months ended September 30, 2020 and 2021, respectively.
Stock Options
During the nine months ended September 30, 2021, we granted 150,000 options to a certain key employee at a weighted average price of $34.79. These options will vest when the price of our common stock closes at or above $53.39 (50,000 options) and $77.34 (100,000 options) for three consecutive days within the ten-year term and the employee has remained continuously employed by us through such date. The fair value of these options was $1.7 million. In addition, in accordance with the terms of the separation agreement, we accelerated 12,980 options in connection with the resignation of an employee which resulted in an additional $129,000 of stock-based compensation expense.
Additional stock option activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2020		2021		2020		2021
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	20,000	$92	701,400	$7,115
Cancelled	8,800	$52	6,000	$61	146,034	$846	19,684	$181

(1)
Stock options granted during the nine months ended September 30, 2020 and 2021 had a weighted average price of $18.02 and $34.79, respectively. The options granted in 2020 vest over a three-year period and have a ten-year term. The options granted in 2021 vest over a five-year period and have a ten-year term.

	Three months ended September 30,				Nine months ended September 30,
	2020		2021		2020		2021
	Shares	Cash	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	17,913	N/A	32,665	N/A	17,913	N/A	314,294	N/A
Returned for option price(2)	4,426	$—	17,790	$—	4,426	$—	166,359	$880
Returned for payroll taxes(3)	1,333	$31	2,192	$82	1,333	$31	20,163	$1,058

(1)
Stock options exercised during the three months ended September 30, 2020 and 2021 had a weighted average exercise price of $5.70 and $21.81, respectively, with an aggregate intrinsic value of $0.3 million and $0.6 million, respectively. Stock options exercised during the nine months ended September 30, 2020 and 2021 had a weighted average exercise price of $5.70 and $21.78 respectively, with an aggregate intrinsic value of $0.3 million and $5.0 million, respectively.

(2)	Represents cash received for the payment of the option price.
(3)	Represents cash withheld for the payment of payroll taxes.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options, including the accelerated stock options discussed above of $165,000 and $467,000, for the three months ended September 30, 2020 and 2021, respectively and $502,000 and $1,507,000, for the nine months ended September 30, 2020 and 2021, respectively.

Performance Awards
During the nine months ended September 30, 2020, we issued 237,500 performance awards to certain employees, payable in shares, with a fair value of $2.8 million. On May 19, 2020, we cancelled all performance award agreements previously awarded to all individuals during 2019 and the February 19, 2020 award. Concurrently with the cancellation, the Compensation Committee of the Board of Directors (the “Board”) approved 368,921 new performance awards to be issued to certain employees. These new performance awards were treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation expense.
On June 1, 2021, we amended the performance award agreements granted on May 19, 2020 for three of our executives. The amendment increased the amount of performance awards payable in shares for the last three predetermined growth targets. These awards will vest (if at all) on December 31, 2024, provided that the Company’s common stock reaches the predetermined growth targets for the sustained period ending on December 31, 2024. The amendment was treated as a modification of the original performance award agreement and resulted in an additional $2.6 million of incremental compensation expense, expected to be recognized over the remaining term of 43 months.
Additional performance award activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2020		2021		2020		2021
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	9,782	$244	29,548	$1,062	23,756	$469	39,802	$1,464
Cancelled	—	$—	6,987	$101	33,538	$631	41,922	$598
The fair values of the performance awards granted during the nine months ended September 30, 2021 were determined by using the Monte-Carlo simulation pricing model with the following assumptions:

	April 16, 2021	June 1, 2021	August 12, 2021	September 15, 2021
Performance Period	April 16, 2021 - December 31, 2024	June 1, 2021 - December 31, 2024	August 12, 2021 - December 31, 2024	September 15, 2021 - December 31, 2024
Simulation period (years)	3.71	3.58	3.39	3.29
Share price at grant date	$35.83	$38.78	$39.48	$45.27
Expected volatility	41.17%	41.79%	42.85%	43.44%
Risk-free interest rate	0.52%	0.46%	0.53%	0.49%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $286,000 and $475,000 for the three months ended September 30, 2020 and 2021, respectively and $589,000 and $1,064,000 for the nine months ended September 30, 2020 and 2021, respectively.
Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2020		2021		2020		2021
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
ESPP	15,706	$18.96	14,734	$26.32	59,020	$15.60	46,622	$26.32
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2021
Dividend yield	0.01%
Expected volatility	48.14%
Risk-free interest rate	0.09%, 0.09%, 0.10%, 0.10%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $95,000 and $117,000 for the three months ended September 30, 2020 and 2021, respectively and $339,000 and $458,000 for the nine months ended September 30, 2020 and 2021, respectively.

Non-Employee Director and Board Advisor Compensation
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2020		2021		2020		2021
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors	8,540	$192	3,192	$142	25,220	$477	12,565	$480
Advisor to the Board	224	$6	112	$5	808	$15	389	$15

(1)
Common stock granted during the three months ended September 30, 2020 and 2021 had a weighted average price of $26.79 and $44.59, respectively. Common stock granted during the nine months ended September 30, 2020 and 2021 had a weighted average price of $18.91 and $38.20, respectively.

We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $250,000 and $201,000 for the three months ended September 30, 2020 and 2021, respectively and $653,000 and $656,000 for the nine months ended September 30, 2020 and 2021, respectively.
Share Repurchase
On May 18, 2021 and July 26, 2021, our Board authorized increases of up to an additional $25.0 million, respectively, in our share repurchase program to permit us to purchase up to a total of $50.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Number of Shares Repurchased(1)	1,203,493	1,528,197
Average Price Paid Per Share	$44.24	$42.89
Dollar Value of Shares Repurchased(1)	$53,239	$65,540

(1)	During the three and nine months ended September 30, 2021, 84,000 shares settled in October 2021, which had a cost of $3.8 million.
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At September 30, 2021, we had approximately $10.1 million available for repurchase under our share repurchase program.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Numerator for basic and diluted earnings per share:
Net income	$5,525	$13,046	$7,725	$19,812
Less: Earnings allocated to unvested restricted stock	(14)	(18)	(23)	(33)
Income attributable to common stockholders	$5,511	$13,028	$7,702	$19,779

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,895	17,499	17,853	17,809
Effect of dilutive securities:
Stock options	34	235	39	277
Convertible Notes	3	—	1	—
Performance awards	—	512	—	279
Denominator for diluted earnings per common share - weighted average shares outstanding	17,932	18,246	17,893	18,365

Basic earnings per common share:	$0.31	$0.74	$0.43	$1.11
Diluted earnings per common share:	$0.31	$0.71	$0.43	$1.08
For the three and nine months ended September 30, 2021, no stock options were excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2020 there were 765,722 and 848,513 stock options, respectively, excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect.
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At September 30, 2021, we had satisfied certain performance criteria for the first and second predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended September 30, 2021
	Funeral	Cemetery	Total
Services	$41,987	$4,223	$46,210
Merchandise	23,532	3,305	26,837
Cemetery property	—	15,206	15,206
Other revenue	3,378	3,410	6,788
Total	$68,897	$26,144	$95,041

Three months ended September 30, 2020
	Funeral	Cemetery	Total
Services	$36,987	$4,231	$41,218
Merchandise	20,846	3,019	23,865
Cemetery property	—	12,433	12,433
Other revenue	3,601	3,276	6,877
Total	$61,434	$22,959	$84,393

Nine months ended September 30, 2021
	Funeral	Cemetery	Total
Services	$121,734	$12,352	$134,086
Merchandise	68,363	10,387	78,750
Cemetery property	—	46,795	46,795
Other revenue	10,406	9,918	20,324
Total	$200,503	$79,452	$279,955

Nine months ended September 30, 2020
	Funeral	Cemetery	Total
Services	$110,199	$10,631	$120,830
Merchandise	61,667	7,817	69,484
Cemetery property	—	30,727	30,727
Other revenue	10,431	7,888	18,319
Total	$182,297	$57,063	$239,360
The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended September 30, 2021	$22,924	$9,471	$(9,130)	$23,265
Three months ended September 30, 2020	13,975	8,982	(6,463)	16,494

Nine months ended September 30, 2021	$65,404	$30,462	$(25,431)	$70,435
Nine months ended September 30, 2020	38,155	18,440	(19,685)	36,910

Income (loss) before income taxes:
Three months ended September 30, 2021	$22,777	$9,508	$(14,117)	$18,168
Three months ended September 30, 2020	13,753	9,024	(14,393)	8,384

Nine months ended September 30, 2021	$64,951	$30,537	$(69,105)	$26,383
Nine months ended September 30, 2020	37,481	18,538	(44,136)	11,883

Total assets:
September 30, 2021	$764,569	$385,573	$13,833	$1,163,975
December 31, 2020	764,535	366,964	14,326	1,145,825

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2020	September 30, 2021
Prepaid and other current assets:
Prepaid expenses	$1,919	$2,018
State income taxes receivable	—	49
Other current assets	157	124
Total prepaid and other current assets	$2,076	$2,191

Current portion of debt and lease obligations:
Acquisition debt	$1,027	$730
Finance lease obligations	323	357
Operating lease obligations	2,082	1,954
Total current portion of debt and lease obligations	$3,432	$3,041

Accrued and other liabilities:
Incentive compensation	$11,139	$13,472
Interest	2,291	6,572
Insurance	3,016	3,995
Unrecognized tax benefit	3,656	3,735
Salaries and wages	1,392	3,533
Vacation	3,271	3,222
Income tax payable	798	799
Ad valorem and franchise taxes	435	2,115
Employer payroll tax deferral	1,773	1,773
Employee meetings and award trips	801	1,110
Commissions	634	861
Perpetual care trust payable	908	500
Other accrued liabilities	1,024	1,460
Total accrued and other liabilities	$31,138	$43,147

Other long-term liabilities:
Incentive compensation	$2,975	$995
Employer payroll tax deferral	1,773	1,773
Severance	—	277
Total other long-term liabilities	$4,748	$3,045
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2020	2021
Cash paid for interest	$16,960	$14,817
Cash paid (refunded) for taxes	(6,817)	9,974
Fair value of donated real property	—	635
18.SUBSEQUENT EVENTS
On October 21, 2021, we sold real property for $1.4 million.
On October 27, 2021, the Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75 million of our outstanding common shares. Prior to the Board’s approval of the increase, at September 30, 2021, we had approximately $10.1 million authorization remaining under the original repurchase program. At October 27, 2021, we had approximately $85.1 million of share repurchase authorization remaining under the revised repurchase program.
On October 27, 2021, the Board also approved a $0.05 per share increase to its annual cash dividend and subsequently declared a quarterly dividend of $0.1125 per share payable on December 1, 2021 to common share record holders as of November 9, 2021.

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
At September 30, 2021, we operated 171 funeral homes in 26 states and 32 cemeteries in 12 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Divestitures
During the nine months ended September 30, 2021, we sold three funeral homes for $3.5 million and real property for $0.7 million, for a total net loss of $0.2 million.
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
Our businesses remain open and ready to provide service to their communities in this time of need. While our businesses provide an essential public function, along with a critical responsibility to the communities and families they serve, the health and safety of our employees and the families we serve remain our top priority. The Company has taken additional steps during this time to continually review and update our processes and procedures to comply with all regulatory mandates and procure additional supplies to ensure that each of our businesses have appropriate personal protective equipment to provide these essential services. The Company has also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities they serve.
The overall impact of the macroeconomic environment to the deathcare industry from COVID-19 may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. During the third quarter of 2021, changes in the macroeconomic environment as a result of the pandemic have, to this point, led to an increase in funeral volumes and the services we provide. Our businesses have remained focused on being innovative and resourceful, providing families immediate service as part of the grieving process.
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
We also applied certain measures of the CARES Act, which provided a cash benefit in the form of tax payment refunds, tax credits related to employee retention, cash deferral for the employer portion of the Social Security tax and minimal cash taxes for 2020. While we have taken advantage of certain tax relief provisions of the CARES Act, we do not believe it will have a significant impact on our short-term or long-term liquidity position. See Item 1, Financial Statements and Supplementary Data, Note 1 for additional information related to the CARES Act.
During the third quarter of 2021, we experienced a high growth rate in funeral home revenue due to elevated funeral volumes from broad market share gains and higher COVID-19 related deaths combined with incremental growth in the average revenue per funeral contract. We will continue to assess these impacts, including the potential impacts of new variants of COVID-19, such as the Delta variant, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related gathering restrictions, if any, evolves.
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
Strategic Acquisition Model
Our Standards Operating Model led to the development of our Strategic Acquisition Model, which guides our acquisition strategy. We believe that both models, when executed effectively, will drive long-term, sustainable increases in market share, revenue, earnings and cash flow. We believe a primary driver of higher revenue and profits in the future will be the execution of our Strategic Acquisition Model using strategic criteria to assess acquisition candidates. As we execute this strategy over time, we expect to acquire larger, higher margin strategic businesses.
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
Our plan is to remain focused on integrating our newly acquired businesses and to use cash on hand and borrowings under our New Credit Facility primarily for general corporate purposes, payment of dividends and debt obligations, strategic acquisitions, internal growth capital expenditures, share repurchases, dividend increases and further debt repayments. We also expect continued divestiture activity for the next six months, which could yield approximately $3-4 million of cash from the proceeds of the sale. From time to time we may also use available cash resources (including borrowings under our New Credit Facility) to repurchase shares of our common stock, subject to satisfying certain financial covenants in our New Credit Facility and in the Indenture governing our New Senior Notes. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months.
Cash Flows
We began 2021 with $0.9 million in cash and ended the third quarter with $1.1 million in cash. At September 30, 2021, we had borrowings of $86.9 million outstanding on our Credit Facility compared to $47.2 million at December 31, 2020.
The following table sets forth the elements of cash flow (in thousands):

	Nine months ended September 30,
	2020	2021
Cash at beginning of year	$716	$889

Net cash provided by operating activities	67,822	69,699

Acquisitions of businesses and real estate	(28,011)	(3,285)
Proceeds from divestitures and sale of other assets	7,416	4,375
Proceeds from insurance reimbursements	97	2,946
Capital expenditures	(10,034)	(15,252)
Net cash used in investing activities	(30,532)	(11,216)

Net borrowings on our Credit Facility, acquisition debt and finance lease obligations	(28,860)	39,042
Payment of call premium related to the Original Senior Notes	—	(19,876)
Payment of debt issuance and transaction costs	(78)	(6,554)
Conversions and maturity of the Convertibles Notes	(4,563)	(3,980)
Net proceeds related to employee equity plans	640	674
Dividends paid on common stock	(4,251)	(5,390)
Purchase of treasury stock	—	(61,739)
Other financing costs	(169)	(461)
Net cash used in financing activities	(37,281)	(58,284)

Cash at end of the period	$725	$1,088
Operating Activities
For the nine months ended September 30, 2021, cash provided by operating activities was $69.7 million compared to $67.8 million for the nine months ended September 30, 2020. The increase of $1.9 million is primarily due to the increase in operating income (excluding the non-cash impact of the divestitures, disposals and impairment charges) of $15.3 million, which was offset by unfavorable working capital changes in accounts receivable, income tax receivables and accounts payable.
Investing Activities
Our investing activities, resulted in a net cash outflow of $11.2 million for the nine months ended September 30, 2021 compared to $30.5 million for the nine months ended September 30, 2020, a decrease of $19.3 million.
Acquisition and Divestiture Activity
During the nine months ended September 30, 2021, we sold three funeral homes for $3.5 million, sold real property for $0.7 million and purchased real property for $3.3 million. We also received proceeds of $2.8 million from our property insurance policy for the reimbursement of renovation costs for our funeral and cemetery businesses that were damaged by Hurricane Ida.
During the nine months ended September 30, 2020, we acquired a funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid in 2020. We also sold six funeral homes for $7.3 million and we sold real property for $0.1 million.
Capital Expenditures
For the nine months ended September 30, 2021, capital expenditures (comprising of growth and maintenance spend) totaled $15.3 million compared to $10.0 million for the nine months ended September 30, 2020, an increase of $5.3 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Nine months ended September 30,
	2020	2021
Growth
Cemetery development	$3,321	$4,120
Renovations at certain businesses	673	2,030
Live streaming equipment	560	142
Other	86	—
Total Growth	$4,640	$6,292

	Nine months ended September 30,
	2020	2021
Maintenance
Facility repairs and improvements	$1,610	$2,172
Vehicles	1,201	1,481
General equipment and furniture	1,957	4,167
Paving roads and parking lots	475	1,140
Other	151	—
Total Maintenance	$5,394	$8,960
Financing Activities
Our financing activities resulted in a net cash outflow of $58.3 million for the nine months ended September 30, 2021 compared to a net cash outflow of $37.3 million for the nine months ended September 30, 2020, an increase of $21.0 million.
During the nine months ended September 30, 2021, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $39.0 million, offset by the following payments: i) $19.9 million for the call premium to redeem our Original Senior Notes; ii) $61.7 million for the purchase of treasury stock; iii) $6.6 million for debt issuance and transactions costs related to our New Senior Notes and New Credit Facility; iv) $4.0 million for the conversions and maturity of our Convertible Notes; and v) $5.4 million in dividends.
During the nine months ended September 30, 2020, we had net payments on our Credit Facility, acquisition debt and finance leases of $28.9 million, paid $4.3 million in dividends and paid $4.6 million for the repurchases of our Convertible Notes.

Share Repurchase
On May 18, 2021 and July 26, 2021, our Board authorized increases of up to an additional $25.0 million, respectively, in our share repurchase program to permit us to purchase up to a total of $50.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding, in accordance with the Exchange Act.
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Number of Shares Repurchased(1)	1,203,493	1,528,197
Average Price Paid Per Share	$44.24	$42.89
Dollar Value of Shares Repurchased(1)	$53,239	$65,540

(1)	During the three and nine months ended September 30, 2021, 84,000 shares settled in October 2021, which had a cost of $3.8 million.
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At September 30, 2021, we had approximately $10.1 million available for repurchase under our share repurchase program.
Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at September 30, 2021 is as follows (in thousands):

September 30, 2021
Credit Facility	$86,900
Finance leases	5,615
Operating leases	20,905
Acquisition debt	5,089
Total	$118,509
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
On May 13, 2021, we used approximately $21.4 million of the availability under the New Credit Facility to repay the then outstanding balances under our Former Credit Facility and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Facility was retired and $2.1 million of letters of credit previously issued under the Former Credit Facility were deemed issued under (and remain outstanding under) the New Credit Facility. In connection with the termination of the Former Credit Facility, for the nine months ended September 30, 2021, we recognized a loss on the write-off of $0.1 million in unamortized debt issuance costs, which was recorded in Loss on extinguishment of debt.
Our obligations under the New Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the New Senior Notes and certain of our Subsidiary Guarantors. The New Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate. The final maturity of the New Credit Facility will occur on May 13, 2026.
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
In addition, the New Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At September 30, 2021, we were subject to the following financial covenants under our New Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the New Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our New Credit Facility as of September 30, 2021.
At September 30, 2021, we had outstanding borrowings under the New Credit Facility of $86.9 million. We also had one letter of credit for $2.1 million under the New Credit Facility, which was increased to $2.3 million on September 1, 2021. The letter of credit will expire on November 25, 2021 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2021, we had $60.8 million of availability under the New Credit Facility.
Outstanding borrowings under our New Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At September 30, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. The weighted average interest rate on our New Credit Facility was 2.0% and 2.5% for the three and nine months ended September 30, 2021, respectively. The weighted average interest rate on our Former Credit Facility was 3.9% and 4.0% for the three and nine months ended September 30, 2020, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Credit Facility interest expense	$828	$383	$3,164	$1,200
Credit Facility amortization of debt issuance costs	118	80	363	297
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
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Operating lease cost	$927	$947	$2,838	$2,871
Short-term lease cost	35	39	107	145
Variable lease cost	17	43	41	100

Finance lease cost:
Depreciation of leased assets	$111	$111	$329	$328
Interest on lease liabilities	123	117	374	356

Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Acquisition debt imputed interest expense	$122	$90	$373	$280
Convertible Subordinated Notes due 2021
During the nine months ended September 30, 2021, we converted approximately $2.4 million in aggregate principal amount of our Convertible Notes held by certain holders for approximately $3.8 million in cash. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes then outstanding, approximately $0.2 million in aggregate principal amount, were paid in full in cash at par value. No Convertible Notes remain outstanding at September 30, 2021.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Convertible Notes interest expense	$43	$18	$130	$18
Convertible Notes accretion of debt discount	69	20	200	20
Convertible Notes amortization of debt issuance costs	9	1	21	1
The effective interest rate on the unamortized debt discount for both the three months ended September 30, 2020 and 2021 was 11.4%. The effective interest rate on the debt issuance costs for the three months ended September 30, 2020 and 2021 was 3.2% and 3.1%, respectively.
Senior Notes
On May 13, 2021, we completed the issuance of the New Senior Notes and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act. We used the proceeds of $395.5 million from the offering of the New Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the New Credit Facility, to redeem all of the then outstanding Original Senior Notes. We paid a premium of $19.9 million to redeem the Original Senior Notes on June 1, 2021 at a redemption price of 104.97% of the principal amount thereof, plus accrued and unpaid interest of $13.25 million. During the nine months ended September 30, 2021, we incurred $1.3 million in transaction costs related to the New Senior Notes.
For the nine months ended September 30, 2021, we recognized a net loss of $23.7 million related to the redemption of the Original Senior Notes, which was recorded in Loss on extinguishment of debt. The loss is composed of the $19.9 million call premium, the write-off of $3.4 million in unamortized debt discount, the write-off of $1.8 million in unamortized debt issuance costs, offset by the write-off of $1.4 million in unamortized debt premium.
The New Senior Notes were issued under the Indenture, dated as of May 13, 2021, among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 92 months of the New Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the New Senior Notes for both three and nine months ended September 30, 2021 was 4.42% and 4.30%, respectively.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Senior Notes interest expense	$6,625	$4,250	$19,875	$17,517
Senior Notes amortization of debt discount	133	118	393	384
Senior Notes amortization of debt premium	56	—	165	85
Senior Notes amortization of debt issuance costs	72	34	208	161
At September 30, 2021, the fair value of the New Senior Notes, which are Level 2 measurements, was $403.2 million.
The effective interest rate on the unamortized debt discount and unamortized debt issuance costs for the Original Senior Notes, issued in May 2018, for both the three and nine months ended September 30, 2020 was 6.87% and 6.69%, respectively. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019, for both the three and nine months ended September 30, 2020 was 6.20% and 6.90%, respectively.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Revenue	$84,393	$95,041	$239,360	$279,955
Funeral contracts	11,512	12,566	34,742	36,704
Average revenue per funeral contract	$5,194	$5,358	$5,110	$5,336
Preneed interment rights (property) sold	2,655	2,841	6,861	8,775
Average price per preneed interment right sold	$3,662	$4,763	$3,805	$4,635
Gross profit	$27,874	$33,164	$76,205	$97,152
Net income	$5,525	$13,046	$7,725	$19,812
Revenue for the three months ended September 30, 2021 increased $10.6 million compared to the three months ended September 30, 2020, as we experienced a 7.0% increase in the number of preneed interment rights (property) sold, as well as a 30.1% increase in the average price per interment right sold, primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in the third quarter of 2020 due to COVID-19; (2) the full integration of the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020; and (3) the execution of our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries.

We also experienced a 9.2% increase in total funeral contracts and a 3.2% increase in the average revenue per funeral contract for the three months ended September 30, 2021 compared to the same period in 2020. Approximately 60% of the increase in funeral volumes is attributable to deaths from the Delta COVID-19 variant. The additional volume increase is primarily a consequence of our ability to adapt to the continued changing environment with our new and innovative ways to serve families. The increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provide memorial services are returning to pre-COVID-19 levels.
Gross profit for the three months ended September 30, 2021 increased $5.3 million compared to the three months ended September 30, 2020, primarily due to the increase in revenue from both our funeral home and cemetery segments, as well as decreases in funeral home operating expenses as a percent of operating revenue primarily in salaries and benefits expense as we increased revenue without adding extra personnel.
Net income for the three months ended September 30, 2021 increased $7.5 million compared to the three months ended September 30, 2020, primarily due to a $5.3 million increase in gross profit, a $2.9 million decrease in interest expense, and a $4.1 million decrease in net loss on divestitures, disposals and impairments charges, offset by a $2.6 million increase in general, administrative and other expenses, primarily due to increased incentive compensation, as well as a $2.3 million increase in tax expense.
Revenue for the nine months ended September 30, 2021 increased $40.6 million compared to the nine months ended September 30, 2020, as we experienced a 27.9% increase in the number of preneed interment rights (property) sold, as well as a 21.8% increase in the average price per interment right sold, primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in 2020 due to COVID-19; (2) the full integration of the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020; and (3) the execution of our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries.
We also experienced a 5.6% increase in total funeral contracts and a 4.4% increase in the average revenue per funeral contract for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in volume is not only due to COVID-19 deaths during the first and third quarters of 2021, but is also a consequence of our ability to adapt to the continued changing environment with our new and innovative ways to serve families. The increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provide memorial services are returning to pre-COVID-19 levels in the second and third quarters of 2021.
Gross profit for the nine months ended September 30, 2021 increased $20.9 million compared to the nine months ended September 30, 2020, primarily due to the increase in revenue from both our funeral home and cemetery segments, as well as decreases in funeral home and cemetery operating expenses as a percent of operating revenue primarily in salaries and benefits expense as we increased revenue without adding extra personnel.
Net income for the nine months ended September 30, 2021 increased $12.1 million compared to the nine months ended September 30, 2020, primarily due to the increase in gross profit of $20.9 million, an $18.2 million decrease in net loss on divestitures, disposals and impairments charges, and a $4.6 million decrease in interest expense, offset by a $23.8 million loss on extinguishment of debt, a $5.9 million increase in general, administrative and other expenses, primarily due to increased incentive compensation, as well as a $2.4 million increase in tax expense.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended September 30, 2021 issued on October 27, 2021 and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of Net income, a GAAP measure, to Adjusted net income, a non-GAAP measure, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Net income	$5,525	$13,046	$7,725	$19,812
Special items(1)
Acquisition expenses	—	—	159	—
Severance and separation costs(2)	—	—	563	1,575
Performance awards cancellation and exchange	108	—	180	—
Accretion of discount on Convertible Notes(1)	69	—	200	20
Loss on extinguishment of debt(3)	—	—	—	23,807
Net loss on divestitures and other costs	4,917	282	4,917	179
Net impact of impairment of goodwill and other	—	500	14,769	500
Litigation reserve(4)	—	—	270	—
Disaster recovery and pandemic costs	340	1,002	1,312	2,041
Other special items(5)	(60)	1,020	410	2,354
Sum of special items	$5,374	$2,804	$22,780	$30,476
Tax effect on special items(1)	1,755	738	7,243	8,619
Adjusted net income(6)	$9,144	$15,112	$23,262	$41,669

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. In 2020, Special items are taxed at the federal statutory rate of 21.0%, except the Net loss on divestitures and other costs and the Net impact of impairment of goodwill and other, which are taxed at the operating tax rate in the period. In 2021, Special items are taxed at the operating tax rate in the period and include adjustments to reflect prior quarter Special items at the operating tax rate on a year-to-date basis. The Accretion of discount on Convertible Notes is not tax effected.

(2)	The increase during the nine months ended September 30, 2021 is due to separation costs related to the resignation of two members of senior leadership in the first quarter of 2021.
(3)	Loss on the redemption of our Original Senior Notes during the second quarter of 2021.
(4)	Relates to legal costs associated with a former corporate employee lawsuit.
(5)
During the nine months ended September 30, 2020, the Special item relates to the costs associated with a state audit assessment. During the nine months ended September 30, 2021, the Special item relates to (1) the write-off of certain fixed assets; (2) a one-time $1.0 million payment in September 2021 for residual insurance claims; and (3) interest paid on our Original Senior Notes for the two-week period during which our New Senior Notes were issued prior to the redemption of our Original Senior Notes.

(6)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Gross profit	$27,874	$33,164	$76,205	$97,152

Cemetery property amortization	1,471	1,521	3,445	5,213
Field depreciation expense	3,233	3,154	9,770	9,432
Regional and unallocated funeral and cemetery costs	4,731	6,812	11,204	18,655
Operating profit(1)	$37,309	$44,651	$100,624	$130,452

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Funeral Home	$25,636	$31,355	$75,462	$88,445
Cemetery	11,673	13,296	25,162	42,007
Operating profit	$37,309	$44,651	$100,624	$130,452

Operating profit margin(1)	44.2%	47.0%	42.0%	46.6%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020.
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
The term “divested” when discussed in the Funeral Home Segment, refers to six funeral homes and three funeral homes we sold in the nine months ended September 30, 2020 and 2021, respectively.
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

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Three months ended September 30,
	2020	2021
Revenue:
Same store operating revenue	$47,865	$55,502
Acquired operating revenue	8,205	9,354
Divested/planned divested revenue	1,796	694
Ancillary revenue	1,196	1,096
Preneed funeral insurance commissions	369	375
Preneed funeral trust and insurance	2,003	1,876
Total	$61,434	$68,897

Operating profit:
Same store operating profit	$19,903	$24,960
Acquired operating profit	2,942	3,974
Divested/planned divested operating profit	369	187
Ancillary operating profit	292	274
Preneed funeral insurance commissions	159	121
Preneed funeral trust and insurance	1,971	1,839
Total	$25,636	$31,355
The following measures reflect the significant metrics over this comparative period:

	Three months ended September 30,
	2020	2021
Same store:
Contract volume	9,442	10,664
Average revenue per contract, excluding preneed funeral trust earnings	$5,069	$5,205
Average revenue per contract, including preneed funeral trust earnings	$5,260	$5,361
Burial rate	35.8%	33.7%
Cremation rate	57.1%	57.5%

Acquired:
Contract volume	1,619	1,739
Average revenue per contract, excluding preneed funeral trust earnings	$5,068	$5,379
Average revenue per contract, including preneed funeral trust earnings	$5,142	$5,440
Burial rate	39.5%	38.4%
Cremation rate	55.7%	54.1%
Funeral home same store operating revenue for the three months ended September 30, 2021 increased $7.6 million compared to the same period in 2020. The increase in operating revenue is primarily due to a 12.9% increase in same store contract volume, as well as a 2.7% increase in the average revenue per contract excluding preneed interest. Approximately 60% of the increase in funeral volumes is attributable to deaths from the Delta COVID-19 variant. The additional volume increase is primarily a consequence of our ability to adapt to the continued changing environment with our new and innovative ways to serve families. The increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provide memorial services are returning to pre-COVID-19 levels.
Funeral home same store operating profit for the three months ended September 30, 2021 increased $5.1 million when compared to the same period in 2020. The comparable operating profit margin increased 340 basis points to 45.0%. The increase in operating profit is primarily due to the increase in same store operating revenue along with disciplined expense and cost management by leaders at each business. Overall same store operating expenses as a percent of operating revenue decreased 3.4% with the largest decrease in salaries and benefits expense of 2.1% as a percent of operating revenue, as we focused on optimizing the inherent operating leverage in each business by increasing revenue without adding extra personnel.
Funeral home acquired operating revenue for the three months ended September 30, 2021 increased $1.1 million compared to the same period in 2020. The increase in operating revenue is primarily due to a 7.4% increase in acquired contract volume, as well as a 6.1% increase in the average revenue per contract excluding preneed interest. The average revenue per contract in the third quarter of 2021 reflects an increase in cremation contracts with services in the third quarter of 2021 compared to the third quarter of 2020, primarily due to our continued determination and focus to welcome and educate families on the many products and service options that are available with cremation.
Funeral home acquired operating profit for the three months ended September 30, 2021 increased $1.0 million when compared to the same period in 2020. The comparable operating profit margin increased 660 basis points to 42.5%. The increase in operating profit is primarily due to the increase in acquired operating revenue along with disciplined expense and costs management by leader at each business. Overall acquired operating expenses as a percent of operating revenue decreased 6.6% with the largest decrease in salaries and benefits expense of 5.9% as a percentage of operating revenue, as we focused on optimizing the inherent operating leverage in each business by increasing revenue without adding extra personnel.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses, decreased $0.1 million, while Ancillary operating profit remained flat for the three months ended September 30, 2021 compared to the same period in 2020.
Preneed funeral insurance commissions and preneed funeral trust and insurance revenue (recorded in Other revenue) on a combined basis, decreased $0.1 million for the three months ended September 30, 2021 compared to the same period in 2020. The decrease is primarily related to a 6.2% decrease in preneed contracts maturing to atneed which triggers the recognition of trust earnings on matured contracts. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, decreased $0.2 million for the same comparative period, primarily due to the decrease in preneed funeral trust and insurance revenue.
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Nine months ended September 30,
	2020	2021
Revenue:
Same store operating revenue	$139,126	$159,728
Acquired operating revenue	26,113	28,050
Divested/planned divested revenue	6,822	2,434
Ancillary revenue	3,464	3,391
Preneed funeral insurance commissions	1,061	968
Preneed funeral trust and insurance	5,711	5,932
Total	$182,297	$200,503

Operating profit:
Same store operating profit	$56,687	$69,454
Acquired operating profit	9,944	11,702
Divested/planned divested operating profit	1,829	390
Ancillary operating profit	908	790
Preneed funeral insurance commissions	477	288
Preneed funeral trust and insurance	5,617	5,821
Total	$75,462	$88,445

The following measures reflect the significant metrics over this comparative period:

	Nine months ended September 30,
	2020	2021
Same store:
Contract volume	27,603	30,793
Average revenue per contract, excluding preneed funeral trust earnings	$5,040	$5,187
Average revenue per contract, including preneed funeral trust earnings	$5,226	$5,359
Burial rate	36.3%	35.2%
Cremation rate	56.5%	57.1%

Acquired:
Contract volume	5,293	5,366
Average revenue per contract, excluding preneed funeral trust earnings	$4,933	$5,227
Average revenue per contract, including preneed funeral trust earnings	$4,997	$5,291
Burial rate	41.0%	40.0%
Cremation rate	55.1%	54.3%
Funeral home same store operating revenue for the nine months ended September 30, 2021 increased $20.6 million compared to the same period in 2020. The increase in operating revenue is primarily driven by an 11.6% increase in same store contract volume, as well as a 2.9% increase in the average revenue per contract excluding preneed interest. The increase in volume is not only due to COVID-19 deaths during the first and third quarters of 2021, but is also a consequence of our ability to adapt to the continued changing environment with our new and innovative ways to serve families. The increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provide memorial services are returning to pre-COVID-19 levels in the second and third quarters of 2021.
Funeral home same store operating profit for the nine months ended September 30, 2021 increased $12.8 million when compared to the same period in 2020. The comparable operating profit margin increased 280 basis points to 43.5%. The increase in operating profit is primarily due to the increase in same store operating revenue along with disciplined expense and cost management by leaders at each business. Overall same store operating expenses as a percent of operating revenue decreased 2.7% with the largest decrease in salaries and benefits expense of 1.6% as a percent of operating revenue, as we focused on optimizing the inherent operating leverage in each business by increasing revenue without adding extra personnel.
Funeral home acquired operating revenue for the nine months ended September 30, 2021 increased $1.9 million compared to the same period in 2020. The increase in operating revenue is primarily driven by a 6.0% increase in the average revenue per contract excluding preneed interest, as well as a 1.4% increase in acquired contract volume. The increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provide memorial services are returning to pre-COVID-19 levels in the second and third quarters of 2021.
Acquired operating profit for the nine months ended September 30, 2021 increased $1.8 million when compared to the same period in 2020. The comparable operating profit margin increased 360 basis points to 41.7%. The increase in operating profit is primarily due to the increase in acquired operating revenue along with disciplined expense and cost management by leaders at each business. Overall acquired operating expenses as a percent of operating revenue decreased 3.6% with the largest decrease in salaries and benefits expense of 3.9% as a percent of operating revenue, as we focused on optimizing the inherent operating leverage in each business by increasing revenue without adding extra personnel.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses and Ancillary operating profit both decreased $0.1 million for the nine months ended September 30, 2021 compared to the same period in 2020.
Preneed funeral insurance commissions and preneed funeral trust and insurance (recorded in Other revenue) on a combined basis, increased $0.1 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase is primarily from trust and insurance earnings on preneed contracts. Recognition of trust earnings is triggered at the time a preneed contract matures to at need. For the nine months ended September 30, 2021, the average trust earnings per matured preened contract increased slightly compared to the prior period. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, remained relatively flat for the same comparative period.

Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Three months ended September 30,
	2020	2021
Revenue:
Same store operating revenue	$14,391	$16,342
Acquired operating revenue	5,220	6,362
Divested/planned divested revenue	89	52
Preneed cemetery trust revenue	3,045	3,136
Preneed cemetery finance charges	214	252
Total	$22,959	$26,144

Operating profit:
Same store operating profit	$6,161	$6,465
Acquired operating profit	2,335	3,547
Divested/planned divested operating profit	25	19
Preneed cemetery trust operating profit	2,938	3,013
Preneed cemetery finance charges	214	252
Total	$11,673	$13,296
The following measures reflect the significant metrics over this comparative period:

	Three months ended September 30,
	2020	2021
Same store:
Preneed revenue as a percentage of operating revenue	61%	61%
Preneed revenue (in thousands)	$8,771	$9,909
Atneed revenue (in thousands)	$5,619	$6,432
Number of preneed interment rights sold	1,897	2,223
Average price per interment right sold	$3,523	$4,130

Acquired:
Preneed revenue as a percentage of operating revenue	70%	66%
Preneed revenue (in thousands)	$3,642	$4,195
Atneed revenue (in thousands)	$1,578	$2,168
Number of preneed interment rights sold	748	606
Average price per interment right sold	$4,051	$7,159
Cemetery same store preneed revenue increased $1.1 million for the three months ended September 30, 2021 compared to the same period in 2020, as we experienced a 17.2% increase in the number of interments rights sold, as well as a 17.2% increase in the average price per interment right sold. The increase is primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in the third quarter of 2020 due to COVID-19; and (2) the continuous execution of our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. Cemetery same store atneed revenue, which represents 39% of our same store operating revenue, increased $0.8 million as we experienced a 9.1% increase in same store atneed contracts and a 5.0% increase in the average sale per contract for the three months ended September 30, 2021 compared to the same period in 2020. These increases are primarily due to the increased number of deaths in 2021 related to COVID-19.
Cemetery same store operating profit for the three months ended September 30, 2021 increased $0.3 million from the same period in 2020, primarily due to the increase in operating revenue. The comparable operating profit margin decreased 320 basis points to 39.6%. Operating expenses as a percent of operating revenue increased 3.0% with the largest increases in the following areas: (1) promotional expenses increased 2.5% due to our recent deployment of a performance-based compensation plan with escalating commissions for higher sales target achievement; and (2) allowance for credit losses increased 1.1% primarily due to one business who experienced unusually low credit loss expense in the prior year.
There are three businesses in our acquired cemetery portfolio, two of which were acquired in the fourth quarter of 2019 and one acquired in the first quarter of 2020. In the first quarter of 2020, we hired new sales leadership at two of the newly acquired cemeteries and continue to build their respective sales teams as we execute our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. As a result, our acquired cemetery portfolio experienced a $0.6 million increase in preneed revenue and a $0.6 million increase in atneed revenue for the three months ended September 30, 2021 compared to the same period in 2020.
Cemetery acquired operating profit increased $1.2 million for the three months ended September 30, 2021 from the same period in 2020. The comparable operating profit margin increased 1,110 basis points to 55.8% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 11.0% with the largest decreases in the following areas: (1) promotional expenses and salaries and benefits both decreased 3.8% as a percent of operating revenue as we benefited from an increase in revenue without incurring additional expenses; and (2) merchandise and services costs decreased 2.1%.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $0.1 million for the three months ended September 30, 2021 compared to the same period in 2020. The increase in trust revenue is due to a decrease in realized losses on delivered merchandise and services contracts and an increase in finance charge revenue. Operating profit for the two categories of Other revenue, on a combined basis, increased $0.1 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in revenue.
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Nine months ended September 30,
	2020	2021
Revenue:
Same store operating revenue	$36,952	$47,883
Acquired operating revenue	12,075	21,517
Divested/planned divested revenue	182	202
Preneed cemetery trust revenue	7,158	9,079
Preneed cemetery finance charges	696	771
Total	$57,063	$79,452

Operating profit:
Same store operating profit	$13,002	$20,076
Acquired operating profit	4,597	12,386
Divested/planned divested operating profit	23	66
Preneed cemetery trust operating profit	6,844	8,708
Preneed cemetery finance charges	696	771
Total	$25,162	$42,007

The following measures reflect the significant metrics over this comparative period:

	Nine months ended September 30,
	2020	2021
Same store:
Preneed revenue as a percentage of operating revenue	60%	61%
Preneed revenue (in thousands)	$22,144	$29,046
Atneed revenue (in thousands)	$14,810	$18,840
Number of preneed interment rights sold	5,233	6,375
Average price per interment right sold	$3,686	$4,106

Acquired:
Preneed revenue as a percentage of operating revenue	65%	68%
Preneed revenue (in thousands)	$7,899	$14,692
Atneed revenue (in thousands)	$4,175	$6,825
Number of preneed interment rights sold	1,600	2,369
Average price per interment right sold	$4,248	$6,107
Cemetery same store preneed revenue increased $6.9 million for the nine months ended September 30, 2021 compared to the same period in 2020, as we experienced a 21.8% increase in the number of interments rights sold, as well as an 11.4% increase in the average price per interment right sold. The increase is primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in 2020 due to COVID-19; and (2) the continuous execution of our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. Cemetery same store atneed revenue, which represents 39% of our same store operating revenue, increased $4.0 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase was a result of a 16.2% increase in same store atneed contracts and a 9.4% increase in the average sale per contract, primarily due to the increased deaths in 2021 related to COVID-19.
Cemetery same store operating profit increased $7.1 million for the nine months ended September 30, 2021 compared to the same period in 2020. The comparable operating profit margin increased 670 basis points to 41.9% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 6.7% with the largest decreases in the following areas: (1) salaries and benefits expense decreased 2.9%, as we increased revenue without adding extra personnel; (2) facilities and grounds expenses decreased 1.3%; and (3) allowance for credit losses decreased 0.6%.
There are three businesses in our acquired cemetery portfolio, two of which were acquired in the fourth quarter of 2019 and one acquired in the first quarter of 2020. In the first quarter of 2020, we hired new sales leadership at two of the newly acquired cemeteries and continue to build their respective sales teams as we execute our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. As a result, our acquired cemetery portfolio experienced a $6.8 million increase in preneed revenue and a $2.7 million increase in atneed revenue for the nine months ended September 30, 2021 compared to the same period in 2020.
Cemetery acquired operating profit increased $7.8 million for the nine months ended September 30, 2021 compared to the same period in 2020. The comparable operating profit margin increased 1,950 basis points to 57.6% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 19.5% with the largest decreases in the following areas: (1) salaries and benefits expense decreased 9.3%, as we increased revenue without adding extra personnel; (2) promotional expenses decreased 4.3%; (3) merchandise and services costs decreased 2.5%; and (4) facilities and grounds expenses decreased 1.5%.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $2.0 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in our trust fund income is primarily due to our execution of a major repositioning strategy beginning at the height of the COVID-19 market crisis in March 2020, substantially increasing our preneed cemetery trust revenue and operating profit. We experienced a $1.4 million increase in income and a $0.3 million increase in realized capital gains within our perpetual care trusts for the nine months ended September 30, 2021 compared to the same period of 2020. Additionally, income from delivered merchandise and service contracts increased $0.2 million. Operating profit for the two categories of Other revenue, on a combined basis, increased $1.9 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the increase in revenue.

Cemetery property amortization. Cemetery property amortization totaled $1.5 million and $5.2 million for the three and nine months ended September 30, 2021, respectively, increases of $0.1 million and $1.8 million, respectively, compared to the same periods in prior year primarily due to the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.2 million and $9.4 million for the three and nine months ended September 30, 2021, respectively, decreases of $0.1 million and $0.3 million, respectively, compared to the same periods in prior year primarily due to building structures and older vehicles becoming fully depreciated without any newly acquired building structures and vehicles to offset the decreases.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $6.8 million for the three months ended September 30, 2021, an increase of $2.1 million compared to the same period in the prior year primarily due to the following: (1) a $0.9 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $0.4 million increase in other general administrative costs, which includes higher travel costs; (3) a $0.4 million increase in natural disaster costs due to Hurricane Ida impacting several Louisiana businesses; (4) a $0.3 million increase in salary and benefits expenses, which includes additional cemetery sales employees; and (5) a $0.1 million increase in separation expenses.
Regional and unallocated funeral and cemetery costs totaled $18.7 million for the nine months ended September 30, 2021, an increase of $7.5 million compared to the same period in the prior year primarily due to the following: (1) a $5.1 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) $1.0 million increase in salary and benefits expenses, which includes our Chief Operating Officer hired in June 2020 and six additional cemetery sales employees; (3) a $0.7 million increase in other general administrative costs, which includes higher travel and advertising costs; (4) a $0.5 million increase in health and safety expenses related to the COVID-19 pandemic; and (5) a $0.5 million increase in natural disaster costs due to Hurricane Ida impacting several Louisiana businesses; offset by (6) a $0.3 million decrease in state audit assessments.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $8.8 million for the three months ended September 30, 2021, an increase of $2.6 million compared to the same period in the prior year primarily due to the following: (1) a $1.2 million increase in insurance claims expense, which includes a one-time $1.0 million payment for residual insurance claims; (2) a $0.7 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (3) a $0.4 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; and (4) a $0.3 million increase in salary and benefits expenses.
General, administrative and other expenses totaled $24.5 million for the nine months ended September 30, 2021, an increase of $5.9 million compared to the same period in the prior year primarily due to the following: (1) a $2.5 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $1.2 million increase in separation expenses related to the resignation of two members of senior leadership; (3) a $1.2 million increase in insurance claims expense, which includes a one-time $1.0 million payment for residual insurance claims; (4) a $1.0 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; and (5) a $0.3 million increase in salary and benefits expenses; offset by (6) a $0.3 million decrease in litigation reserve.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, decreases of $0.1 million and $0.3 million, respectively, compared to the same periods in prior year primarily due to equipment and software at the home office becoming fully depreciated in the latter half of the prior year without any newly acquired assets to offset the decreases.

Net loss on divestitures, disposals and impairments charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Goodwill impairment	$—	$—	$13,632	$—
Tradename impairment	—	—	1,061	—
Assets held for sale impairment	—	500	—	500
Net loss on divestitures and real property	4,917	282	4,917	179
Net loss on disposals of fixed assets	—	76	—	698
Total	$4,917	$858	$19,610	$1,377
During the nine months ended September 30, 2021, we divested three funeral homes and sold real property for a total net loss of $0.2 million and disposed of fixed assets for a net loss of $0.7 million. In addition, we recognized an impairment loss of $0.5 million for property, plant and equipment assets held for sale at September 30, 2021.
During the nine months ended September 30, 2020, we recorded an impairment for goodwill of $13.6 million as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value and we recorded an impairment for certain of our tradenames of $1.1 million as the carrying amount of these tradenames exceeded the fair value. We also recognized a net loss of $4.9 million on the sale of six funeral homes.
Interest expense. Interest expense totaled $5.1 million and $20.1 million for the three and nine months ended September 30, 2021, respectively, decreases of $2.9 million and $4.6 million, respectively, compared to the same periods in prior year, primarily due to decreased borrowings and lower interest rates on our Credit Facility, as well as lower interest on our New Senior Notes.
Income taxes. Income tax expense totaled $5.1 million and $6.6 million for the three and nine months ended September 30, 2021 respectively, increases of $2.3 million and $2.4 million, respectively. Our operating tax rate before discrete items was 28.2% and 34.0% for the three months ended September 30, 2021 and 2020, respectively and 28.3% and 33.8% for the nine months ended September 30, 2021 and 2020, respectively.
We filed carryback refund claims for the 2018 and 2019 tax years as allowed by the legislative changes included in the CARES Act. As a result of requesting a tax refund in excess of $5 million, we must receive Joint Committee approval and undergo an audit for the tax year ending December 31, 2018. This audit is currently in progress. In 2020, the 2018 tax return was amended to take full advantage of the CARES Act legislative benefits resulting in additional losses that increase the amount of our carryback refund claim. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. As of September 30, 2021, we received an adverse ruling related to the change to our method of recognition of revenue from our constructed cemetery property, however, we are currently in further discussions with the IRS regarding this ruling. Due to the uncertainty that exists, a reserve has been recorded against the benefit derived from this carrying back that the net operating losses generated. At September 30, 2021, the reserve for uncertain tax positions was $3.7 million.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks other than those related to COVID-19 which are described in more detail in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2021 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at September 30, 2021 are presented in Item 1, “Condensed Notes to Consolidated Financial Statements,” Note 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.26% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At September 30, 2021, we had outstanding borrowings under the New Credit Facility of $86.9 million. Any further borrowings or voluntary prepayments against the New Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the New Credit Facility at either prime rate or the LIBOR rate plus a margin. At September 30, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $0.9 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our New Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the New Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the New Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At September 30, 2021, the carrying value of the New Senior Notes on our Consolidated Balance Sheet was $394.5 million and the fair value of the New Senior Notes was $403.2 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the New Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at September 30, 2021 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Our Good To Great II incentive program rewards certain employees who are not Managing Partners in alignment with the incentive programs for our Managing Partners. Specifically, the Good To Great II incentive program is tied to the future performance of the Company and requires the Company’s share price to reach one of five predetermined Common Stock Price Averages (as defined by the program) through a performance period ending December 31, 2024 in order for the award to be earned by the participants of the program. While the program aligns our incentives with long-term value creation, there is a potential risk of dilution to our shareholders if we achieve the highest performance tier under the Good To Great II incentive program, which equals a Common Stock Price Average (as defined by the program) of $77.34 per share. At September 30, 2021, under such a scenario, a total of 1,081,287 shares of common stock would be awarded to participants under the program. We believe this incentive program will result in improved overall financial performance.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)(3)

July 1, 2021 - July 31, 2021	—	$—	—	$63,300,533
August 1, 2021 - August 31, 2021	711	$38.87	402,600	$46,656,948
September 1, 2021 - September 30, 2021	—	$—	800,893	10,061,552
Total for quarter ended September 30, 2021	711		1,203,493

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	We repurchased shares of our common stock at an average cost of $41.34 and $45.69 in August and September, respectively.
(3)	See Part I, Item 1, Financial Statements and Supplementary Data, Notes 14 for additional information on our publicly announced share repurchase program.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Not applicable.
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

CARRIAGE SERVICES, INC.
Date:	11/3/21	/s/ C. Benjamin Brink
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