Form 10-K
period 2021-12-31
CARRIAGE SERVICES INC
filed 2022-03-02
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2021

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $597.5 million based on the closing price of $36.97 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 25, 2022 was 15,326,738.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, asset sales, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; including, but not limited to, technology innovations; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements of the plans, timing, expectations and objectives of management for future financing activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
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
•our ability to implement our technology innovation strategy;
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
•the potential impact of epidemics and pandemics, including the COVID-19 coronavirus, including new variants of COVID-19, such as the Delta and Omicron variants, on customer preferences and on our business;
•government, social, business and other actions that have been and will be taken in response to pandemics, including potential responses to new variants of COVID-19, such as the Delta and Omicron variants;
•effects and expense of litigation;
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

PART I
ITEM 1.    BUSINESS.
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States. We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue, and Cemetery Operations, which currently accounts for approximately 30% of our total revenue.
At December 31, 2021, we operated 170 funeral homes in 26 states and 31 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
CURRENT YEAR DEVELOPMENTS
Executive Team
On June 1, 2021, C. Benjamin Brink, Steven D. Metzger and Carlos R. Quezada were each promoted to Executive Vice President. Our Board of Directors (our “Board”) also appointed Carlos R. Quezada to serve as the Company’s Chief Operating Officer and Steven D. Metzger to serve as the Company's Chief Administrative Officer.
On February 23, 2022, our Board appointed Carlos R. Quezada to serve as the Company's President and Chief Operating Officer.
Share Repurchase Program
During 2021, our Board increased our share repurchase program authorization by an additional $125.0 million that, including the addition of amounts previously authorized and outstanding, totaled up to $190.0 million in share repurchase authorizations. During the year ended December 31, 2021, we repurchased 2,906,983 shares of common stock for a total cost of $142.5 million at an average cost of $49.01 per share pursuant to the share repurchase program. At December 31, 2021, we had $8.1 million remaining available for repurchase under our approved program.
Dividends
On October 27, 2021, our Board approved an increase of $0.05 per share for a total annual dividend of $0.45 per share beginning with the dividend declaration in the fourth quarter. During 2021, we paid $7.3 million in dividends.
Senior Notes and Credit Facility
On May 13, 2021, we completed the issuance of $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”). In connection with the issuance of the Senior Notes, we entered into an amended and restated $150.0 million senior secured revolving credit facility (the “Credit Facility”).
We used the proceeds of $395.5 million from the offering of the Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the Credit Facility, to redeem all of our existing $400.0 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Original Senior Notes”).

On November 22, 2021, we entered into a first amendment and commitment increase to the Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Pursuant to this amendment, the revolving credit commitment was increased from $150.0 million to $200.0 million.
Divestitures
During 2021, we sold two funeral homes and one cemetery for $2.5 million and real property for $5.2 million, for a total net gain of $0.9 million.
Litigation
Chinchilla v. Carriage Services, Inc., et al., Superior Court of California, San Joaquin County, Case No. STK-CV-UOE-2021-0004661. On May 19, 2021, a putative class action against the Company and several of our subsidiaries was filed. Plaintiff, a former employee, seeks monetary damages on behalf of himself and other similarly situated current and former non-exempt employees. Plaintiff claims that the Company failed to, among other things, pay minimum wages, provide meal and rest breaks, pay overtime, provide accurately itemized wage statements, reimburse employees for business expenses, and provide wages when due. On January 5, 2022, the parties mediated the matter and executed a Memorandum of Understanding for class settlement in the amount of $1.0 million. The parties will seek preliminary approval of the class settlement after executing a long-form class settlement agreement. At December 31, 2021, we accrued $1.1 million for the expected settlement amount and associated legal fees.
Business Impact under the Macroeconomic Environment of COVID-19
On March 11, 2020, COVID-19 was deemed a global pandemic and since then, the Company has continued to proactively monitor and assess the pandemic’s current and potential impact to the Company’s operations. Throughout the pandemic, the Company’s senior leadership team has taken steps to assist our businesses in appropriately adjusting and adapting to the conditions resulting from the COVID-19 pandemic.
Our businesses remain open and ready to provide service to their communities in this time of need. While our businesses provide an essential public function, along with a critical responsibility to the communities and families they serve, the health and safety of our employees and the families we serve remain our top priority. The Company took additional steps during this time to continually review and update our processes and procedures to comply with all regulatory mandates and procure additional supplies to ensure that each of our businesses have appropriate personal protective equipment to provide these essential services. The Company also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities they serve.
The overall impact of the macroeconomic environment to the deathcare industry from the pandemic may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. During 2021, changes in the macroeconomic environment as a result of the pandemic have, to this point, led to an increase in funeral volumes and the services we provide. Our businesses have remained focused on being innovative and resourceful, providing families immediate service as part of the grieving process.
Within our financial reporting environment, we have considered various areas that could affect the results of our operations, though the scope, severity and duration of these impacts remain uncertain at this time because the ultimate impact of COVID-19 remains uncertain, including the potential impacts of new variants of COVID-19, such as the Delta and Omicron variants, and any resulting government responses to such variants. We do not believe we are particularly vulnerable to concentrations, with respect to geographic area, revenue for specific products or our relationships with our vendors. Our relationships with our vendors and suppliers have remained consistent and we continue to receive reliable service. To date, we have not experienced any material supply chain impacts or disruptions from our vendors. Remote working arrangements, when utilized, have not materially affected our ability to maintain and support operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures.
We believe our access to capital, the cost of our capital, or the sources and uses of our cash should be relatively consistent in the near term. While the expected duration of the pandemic is unknown, we have not currently experienced any material negative impacts to our liquidity position, access to capital, or cash flows as a result of COVID-19. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources for additional information related to our liquidity position.
During the latter half of 2021, we experienced a high growth rate in funeral home revenue due to elevated funeral volumes from broad market share gains and higher COVID-19 related deaths combined with incremental growth in the average revenue per funeral contract. We will continue to assess these impacts, including the potential impacts of new variants of COVID-19, such as the Delta and Omicron variants, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related regulatory mandates and restrictions, if any, evolves.
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
•our ability to successfully execute our Standards Operating Model;
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
Integrated Information Systems. We have implemented information systems to support local business decisions and to monitor performance of our businesses compared to financial and performance standards. Additionally, we have innovative technological and digital tools that enhance our ability to serve our client families in a remote environment. To further enhance the services we provide to our client families, we have begun developing a multi-year strategy with a greater focus on leveraging technology, specifically with customer facing opportunities. All of our funeral homes and cemeteries are connected to our support center located in Houston, Texas, which allows us to monitor and assess critical operating and financial data and analyze the performance of individual locations on a timely basis. Furthermore, our information system infrastructure provides senior management with a critical tool for monitoring and adhering to our established internal controls, which is critical given our decentralized model and the sensitive nature of our business operations.
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
Preneed Programs
Funeral and cemetery arrangements sold prior to death occurring are referred to as preneed contracts. We market funeral and cemetery services and products on a preneed basis at the local level. We operate under a decentralized preneed sales strategy whereby each business location customizes its preneed program to its local needs.
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
Approximately 15% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by our local funeral directors with sales sourced by our own sales counselors and by third party sellers. We sold 7,525 and 9,563 preneed funeral contracts, net of cancellations, during the years ended December 31, 2020 and 2021, respectively. At December 31, 2021, we had a backlog of 97,203 preneed funeral contracts to be delivered in the future.
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
Approximately 50% of our cemetery operating revenue is derived from preneed property sales. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and interment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries, including the development of standardized sales systems across our portfolio of cemeteries, in order to focus on growth of our preneed property sales. For example, during 2021, we continued to grow our cemetery sales and marketing team to develop and implement our standardized sales system. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income may have a significant impact on our preneed sales success rate. Cemetery revenue that originated from preneed contracts represented approximately 67% of our total cemetery revenue for both 2020 and 2021. At December 31, 2021, we had a backlog of 65,694 preneed cemetery contracts to be delivered in the future.
Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions that we select. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm (“CSV RIA”) or by independent financial advisors. As of December 31, 2021, CSV RIA provided these services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that provides guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets complies with applicable laws.
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
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7.
BUSINESS STRATEGY
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long-term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture and operating framework linked with incentive compensation programs that attract top-quality industry talent to our organization. We also believe that Carriage provides a unique consolidation and operating framework that offers a highly attractive succession planning solution for independent funeral home owners who want their legacy family business to remain operationally prosperous in their local communities.
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
4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high-performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level within our Standards in a business year after year, we require our Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams.
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

COMPETITION
The operating environment in the funeral and cemetery industry has been highly competitive. The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries with operations in the United States are Service Corporation International (“SCI”), StoneMor, Inc. (“StoneMor”), Park Lawn Corporation (“Park Lawn”) and Carriage. We believe these four companies collectively represent approximately 25% of funeral and cemetery revenue in the United States Independent businesses, along with a few privately-owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 75% share of revenue.
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
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate and may be further affected by epidemics and pandemics, like COVID-19. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year. However, we have experienced fluctuations in the death rate due to COVID-19, although the duration of these impacts on the death rate remain uncertain at this time because the ultimate impact of COVID-19 remains uncertain.
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
Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized pricing information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral goods and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items. On February 4, 2020, the FTC has announced that it is reviewing the Funeral Rule, which may result in changes to the Funeral Rule. Among the subjects under review by the FTC is whether the scope of the Funeral Rule should be expanded to cover cemetery sales and merchandise and mandated disclosure of online pricing. We cannot predict what changes, if any, may be made to the Funeral Rule or the impact of any such changes on our business.
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
HUMAN CAPITAL
Our funeral homes and cemeteries are managed by entrepreneurially focused Managing Partners with extensive funeral and cemetery industry experience. They have responsibility for day-to-day operations and follow operating and financial metrics called “Standards” within our Standards Operating Model. Standards Achievement is the measure by which we judge the Managing Partner's performance and how we incentivize our Managing Partners and their teams. To achieve a high level within our Standards in a business year after year, we require local Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams. See Part I, Item 1, Business Strategy for additional details about our Standards Operating Model and 4E Leadership Model. Additionally, we utilize short-term and long-term incentive performance programs to attract and retain talent in critical positions, ranging from sales counselors and sales managers to Houston support center leaders and employees.
As of December 31, 2021, we and our subsidiaries employed 2,657 employees, of whom 1,139 were full-time and 1,518 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.
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
Our Good To Great II incentive program rewards certain employees who are not Managing Partners in alignment with the incentive programs for our Managing Partners. Specifically, the Good To Great II incentive program is tied to the future performance of the Company and requires the Company’s share price to reach one of five predetermined Common Stock Price Averages (as defined by the program) through a performance period ending December 31, 2024 in order for the award to be earned by the participants of the program. While the program aligns our incentives with long-term value creation, there is a potential risk of dilution to our shareholders if we achieve the highest performance tier under the Good To Great II incentive program, which equals a Common Stock Price Average (as defined by the program) of $77.34 per share. At December 31, 2021, under such a scenario, a total of 1,052,532 shares of common stock would be awarded to participants under the program. We believe this incentive program will result in improved overall financial performance.

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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2019, 2020 and 2021:

	2019	2020	2021
Preneed funeral trust funds	21.2%	13.5%	16.0%
Preneed cemetery trust funds	26.0%	15.5%	19.3%
Perpetual care trust funds	25.2%	16.8%	19.1%
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
New or revised tax regulations could have a material effect on our financial statements
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, amended, or applied in a manner that has a material effect on us, which could materially impact our business and financial condition. For example, on March 27, 2020, the CARES Act was enacted in response to the macroeconomic environment conditions posed by COVID-19. The CARES Act is a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying businesses and individuals. Under the CARES Act, the primary areas that should be considered for future earnings and cash impact are the changes to the interest expense limitation threshold and the technical correction to the Tax Cuts and Jobs Act regarding the qualified improvement property now being eligible for full expensing. Based on available guidance, we believe that the legislative changes will have a positive impact on our earnings and cash flow. As the enacted legislation includes provisions that would expire after certain periods of time, the fact that our business has the potential to change its operating situation, and the existence of potential changes by state tax authorities related to conformity with federal tax regulations, the possibility exists that the future benefit of the legislation could change. In addition, it is uncertain if, and to what extent, various states will conform to the CARES Act, or any new or revised federal tax legislation will be enacted.
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
Pursuant to the terms of our Credit Facility, we must comply with, amongst other things, a maximum Total Leverage Ratio covenant that is measured quarterly. If we are unable to comply with the maximum Total Leverage Ratio, we will be in immediate default under the Credit Facility. For example, although we have not currently experienced any material negative impacts to our liquidity position, access to capital, or cash flows as a result of COVID-19, the expected duration of the pandemic is unknown and may have a future impact on our business that could result in our inability to comply with this Total Leverage Ratio covenant and other covenants in our Credit Facility. There can be no assurance that the lenders will agree to amend the Credit Facility in the future to adjust or eliminate this covenant or whether the lenders may agree to waive any non-compliance with this financial covenant or any other covenant in the future.
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
Our indebtedness requires significant interest and principal payments. As of December 31, 2021, we had $559.9 million of total debt (excluding debt issuance costs, debt discounts and lease obligations), consisting of $4.5 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses we purchased), $400.0 million of our Senior Notes and $155.4 million of outstanding borrowings under our Credit Facility, with $42.3 million of availability under our Credit Facility after giving effect to $2.3 million of outstanding letters of credit.
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
GENERAL RISKS
Economic Conditions and Natural Disasters
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
In addition to an annual review, we assess the impairment of goodwill, intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, a significant decline in the market value of our stock or debt values, significant under-performance relative to historical or projected future operating results, and significant negative industry or economic trends. If these factors occur, we may have a triggering event, which could result in an impairment of our goodwill, intangible assets and other long-lived assets.
Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2021 and our annual review of long-lived assets and leases at December 31, 2021, we concluded that there were no impairments of our goodwill, intangible assets or other long-lived assets and leases.
During 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill and we recorded an impairment to goodwill of $13.6 million, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value. We also performed a quantitative assessment of our tradenames and we recorded an impairment for certain of our tradenames of $1.1 million, as the carrying amount of these tradenames exceeded the fair value. In connection with the goodwill impairment recorded for the Eastern Region Reporting Unit, we also evaluated the long-lived assets and leases of our funeral homes in the Eastern Region Reporting Unit and concluded that there was no impairment to our long-lived assets and leases.

For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform additional quantitative goodwill and tradenames impairment tests. We concluded that there was no additional impairment to goodwill or tradenames.
Additionally, if current economic conditions weaken causing deterioration in our operating revenue, operating margins and cash flows, we may have a triggering event that could result in a material impairment of our goodwill, intangible assets and/or long-lived assets and leases.
Significant weather events, natural disasters, or catastrophic events could adversely affect our business, financial condition or results of operations.
Over thirty-five percent of the businesses we operate are located in California, Texas and Florida, areas where natural disasters are more prevalent. Significant weather events, natural disasters or catastrophic events in these states or other key areas where our operations are concentrated could disrupt our business through injury to our employees or client families, physical damage, closure or destruction of one or more of our locations, data centers or office facilities, or disrupt the delivery of goods or services by one or more of our vendors, any or all of which could adversely impact our operations or increase our costs, which would adversely affect our financial results.
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
For example, in January 2021, we detected that our information technology system was affected by a ransomware attack. Upon learning of the incident, we undertook immediate steps to address the incident, including engaging information technology security and forensics experts and working diligently with these experts to assess the impact on our information technology systems, implement additional and enhanced security measures to help prevent a similar incident in the future, and to restore any of our information technology systems that were impacted by the incident. The restoration of any impacted systems is complete. We maintain insurance coverage for various cybersecurity risks, which covered substantially all of the costs associated with the January 2021 ransomware attack, but it is possible that such insurance coverage may not fully insure all future costs or losses associated with other cybersecurity incidents.
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
Additionally, legislation relating to cybersecurity threats could impose additional requirements on our operations. Various state governments, notably California, New York and Nevada, have enacted or enhanced data privacy regulations, and other state governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as risks become increasingly complex or if new or changing requirements are enacted, and based on how individuals exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which will increase data privacy requirements for our business when its provisions take effect in 2023. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
At December 31, 2021, we operated 170 funeral homes in 26 states and 31 cemeteries in 11 states. We own the real estate and buildings for 149 of our funeral homes and lease 21 facilities. We own 30 cemeteries and operate one cemetery under a long-term contract with a municipality, which we refer to as a managed property. We operate 18 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 31 cemeteries that we operate have developed cemetery property of approximately 155,000 and 147,000 units available-for-sale at December 31, 2020 and 2021, respectively. In addition, we own approximately 500 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.

The following table sets forth certain information as of December 31, 2021, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	21	5	5	—
Connecticut	7	2	—	—
Florida	9	5	5	—
Georgia	3	—	—	—
Idaho	4	1	3	—
Illinois	2	—	1	—
Kansas	2	—	—	—
Kentucky	7	1	—	—
Louisiana	3	1	1	—
Massachusetts	11	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	2	1	—	—
New Mexico	1	—	—	—
New York	10	1	—	—
North Carolina	7	1	1	—
Ohio	5	—	—	—
Oklahoma	5	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	23	1	8	—
Virginia	8	1	1	—
Washington	2	—	—	—
Wisconsin	1	—	—	—
Total	149	21	30	1

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to twenty years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.
Our support center occupies approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2021, we owned and operated 427 vehicles.
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Years Ended December 31,
	2019	2020	2021
Funeral homes at beginning of period	182	186	178
Acquisitions	9	1	—
Divestitures	(4)	(8)	(2)
Mergers of funeral homes	(1)	(1)	(6)
Funeral homes at end of period	186	178	170

Cemeteries at beginning of period	29	31	32
Acquisitions	2	1	—
Divestitures	—	—	(1)
Cemeteries at end of period	31	32	31

ITEM 3.    LEGAL PROCEEDINGS.
For more information regarding legal proceedings see Part II, Item 8, Financial Statements and Supplementary Data, Notes 16 and 24.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” At February 25, 2022, there were 15,326,738 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 330 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 8,700 beneficial owners of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2021, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933 (as amended, the “Securities Act”) that have not been reported in a Form 8-K or Form 10-Q.
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
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act.
On May 18, 2021, July 26, 2021 and October 27, 2021, our Board increased our share repurchase authorization by an additional $25.0 million, $25.0 million and $75.0 million, respectively, that including amounts previously authorized and outstanding, totaled up to $190.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value of shares repurchased in thousands):

	Years Ended December 31,
	2019	2020	2021
Number of Shares Repurchased(1)	400,000	—	2,906,983
Average Price Paid Per Share	$19.39	$—	$49.01
Dollar Value of Shares Repurchased(1)	$7,756	$—	$142,469

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2021, we had $8.1 million remaining available for repurchase under our authorized program.

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2021 - October 31, 2021	—	$—	—	$85,061,552
November 1, 2021 - November 30, 2021	—	$—	531,417	$57,594,459
December 1, 2021 - December 31, 2021	—	$—	847,369	$8,132,056
Total for quarter ended December 31, 2021	—		1,378,786

(1)	See the first paragraph under the caption “Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

PERFORMANCE
The following graph compares the cumulative 5-year total shareholder return on our common stock relative to the cumulative total returns of the Russell 3000 Index, and a peer group selected by the Company comprising of SCI and StoneMor (the “Peer Group”). The returns of each member of the Peer Group are weighted according to their respective stock market capitalization as of the beginning of each period measured. The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the Peer Group was $100 on the last trading day of December 2016, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the Peer Group is provided as of the last trading day of each of our last five fiscal years.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities or the Exchange Act except to the extent that we specifically incorporate it by reference.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Carriage, the Russell 3000 Index and the Peer Group

	12/16	12/17	12/18	12/19	12/20	12/21
Carriage Services, Inc.	$100.00	$90.56	$55.34	$92.69	$115.15	$239.40
Russell 3000	100.00	121.12	114.77	150.35	181.74	228.33
Peer Group	100.00	129.84	143.30	166.92	177.14	262.53

(1)	Fiscal year ending December 31. $100 invested on December 31, 2016 in stock or index, including reinvestment of dividends. The Peer Group above includes SCI and StoneMor. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Recent Trends
During the initial phase of the COVID-19 pandemic, we experienced an increase in volume that corresponded with the initial increase in COVID-related deaths. While we have seen the trend in COVID-related deaths begin to significantly decrease during the last half of 2021, we have not seen an adverse impact to our overall financial performance. However, we continue to closely monitor these death rates. Historically cremation trends have increased year over year and while that continues to be the case, we view this an opportunity to put greater focus on educating our client families on available cremation memorialization options.
General
We operate in two business segments: funeral home operations, which accounts for approximately 70% of our revenue, and cemetery operations, which accounts for approximately 30% of our revenue. Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
At December 31, 2021, we operated 170 funeral homes in 26 states and 31 cemeteries in 11 states within the United States. For additional discussion about our overall business strategy, see Part I, Item 1, Business – Business Strategy.
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

For 2022, our plan is to remain focused on integrating our recently acquired businesses and to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes, payment of dividends and debt obligations, strategic acquisitions, internal growth capital expenditures, share repurchases, dividend increases and further debt repayments. We also expect continued divestiture activity for the next three-six months, which could yield an aggregate of approximately $3-4 million of cash from the proceeds of the sale. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to repurchase shares of our common stock, subject to satisfying certain financial covenants in our Credit Facility and in the Indenture governing our Senior Notes. We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months as well as our long-term financial obligations.
Cash Flows
We began 2021 with $0.9 million in cash and ended the year with $1.1 million in cash. At December 31, 2021, we had borrowings of $155.4 million outstanding on our Credit Facility compared to $47.2 million on our Former Credit Facility as of December 31, 2020 and $83.8 million as of December 31, 2019.
The following table sets forth the elements of cash flow (in thousands):

	Years Ended December 31,
	2019	2020	2021
Cash at beginning of year	$644	$716	$889

Net cash provided by operating activities	43,216	82,915	84,246

Acquisition of businesses and real estate	(140,907)	(28,011)	(3,285)
Deposit on pending acquisition	(5,000)	—	—
Proceeds from divestiture and sale of other assets	967	8,541	7,875
Proceeds from insurance reimbursements	1,433	248	7,758
Capital expenditures	(15,379)	(15,198)	(24,883)
Net cash used in investing activities	(158,886)	(34,420)	(12,535)

Net borrowings on our Credit Facility, acquisition debt and finance lease obligations	54,413	(38,345)	106,869
Payment to redeem the Original Senior Notes			(400,000)
Payment of call premium related to the Original Senior Notes	—	—	(19,876)
Proceeds from the issuance of the Senior Notes			395,500
Payment of debt issuance costs for the Credit Facility and Senior Notes	(1,871)	(78)	(2,197)
Conversion and maturity of the Convertible Notes	(27)	(4,563)	(3,980)
Proceeds from the issuance of the Senior Notes	76,688	—	—
Net proceeds from employee equity plans	1,251	881	(3)
Dividends paid on common stock	(5,398)	(6,048)	(7,264)
Purchase of treasury stock	(9,152)	—	(140,040)
Other financing costs	(162)	(169)	(461)
Net cash provided by (used in) financing activities	115,742	(48,322)	(71,452)

Cash at end of year	$716	$889	$1,148
Operating Activities
For the year ended December 31, 2021, cash provided by operating activities was $84.2 million compared to $82.9 million for the year ended December 31, 2020 and $43.2 million for the year ended December 31, 2019. The increase of $1.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 is primarily due to the increase in net income, offset by unfavorable working capital changes in income tax receivables, accounts payable and accrued liabilities.
The increase of $39.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the increase in operating income (excluding the non-cash impact of the divestitures and impairment charges) of $26.4 million in addition to other favorable working capital changes.

Investing Activities
Our investing activities resulted in a net cash outflow of $12.5 million for the year ended December 31, 2021 compared to $34.4 million for the year ended December 31, 2020 and $158.9 million for the year ended December 31, 2019.
Acquisition and Divestiture Activity
During the year ended December 31, 2021, we sold two funeral homes and one cemetery for $2.5 million, sold real property for $5.2 million and purchased real property for $3.3 million. We also received proceeds of $7.8 million from our property insurance policy for the reimbursement of renovation costs for our funeral and cemetery businesses that were damaged by Hurricane Ida.
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
Capital Expenditures
For the year ended December 31, 2021, our capital expenditures (comprising of growth and maintenance spend) totaled $24.9 million compared to $15.2 million for the year ended December 31, 2020, and $15.4 million for the year ended December 31, 2019.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Years Ended December 31,
	2019	2020	2021
Growth
Cemetery development	$4,111	$4,705	$5,845
Renovations at certain businesses(1)	2,236	953	4,541
Streaming equipment and cemetery sales software	42	636	687
Other	195	142	495
Total Growth	$6,584	$6,436	$11,568

(1)	During the year ended December 31, 2021, we spent $2.0 million for renovations on four businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance. During the year ended December 31, 2019, we spent $1.6 million for renovations on four businesses that were affected by Hurricane Michael, of which $1.4 million was reimbursed by our property insurance policy.

	Years Ended December 31,
	2019	2020	2021
Maintenance
Facility repairs and improvements	$1,820	$2,053	$2,543
General equipment and furniture	3,032	2,892	6,377
Vehicles	1,950	1,493	2,329
Paving roads and parking lots	795	731	1,186
Information technology infrastructure improvements	977	949	—
Other	221	644	880
Total Maintenance	$8,795	$8,762	$13,315
Financing Activities
Our financing activities resulted in a net cash outflow of $71.5 million for the year ended December 31, 2021 compared to a net cash outflow of $48.3 million for the year ended December 31, 2020 and a net cash inflow of $115.7 million for the year ended December 31, 2019.
For the year ended December 31, 2021, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $106.9 million, offset by the following payments: i) $19.9 million for the call premium to redeem our Original Senior Notes; ii) $140.0 million for the purchase of treasury stock; iii) $2.2 million for debt issuance and transactions costs related to our

Senior Notes and Credit Facility; iv) $4.0 million for the conversions and maturity of our Convertible Notes; and v) $7.3 million in dividends.
For the year ended December 31, 2020, we had net payments on our Credit Facility, acquisition debt and finance leases of $38.3 million. In addition, we paid $6.0 million in dividends and $4.6 million for the repurchase of a portion of our Convertibles Notes.
For the year ended December 31, 2019, we had net proceeds related to the additional issuance of our Original Senior Notes of $75.7 million and net borrowing on our long-term debt obligations of $53.5 million. In addition, we purchased treasury stock for $9.2 million and paid $5.4 million in dividends on our common stock.
Dividends
On October 27, 2021, our Board approved an increase of $0.05 per share for a total annual dividend of $0.45 per share beginning with the dividend declaration in the fourth quarter.
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783
December 1st	$0.1125	$1,873

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569
December 1st	$0.1000	$1,797

2019	Per Share	Dollar Value
March 1st	$0.0750	$1,360
June 1st	$0.0750	$1,365
September 1st	$0.0750	$1,336
December 1st	$0.0750	$1,337
Share Repurchases
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act. On May 18, 2021, July 26, 2021 and October 27, 2021, our Board increased our share repurchase authorization by an additional $25.0 million, $25.0 million and $75.0 million, respectively, that including amounts previously authorized and outstanding, totaled up to $190.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value of shares repurchased in thousands):

	Years Ended December 31,
	2019	2020	2021
Number of Shares Repurchased(1)	400,000	—	2,906,983
Average Price Paid Per Share	$19.39	$—	$49.01
Dollar Value of Shares Repurchased(1)	$7,756	$—	$142,469

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2021, we had $8.1 million remaining available for repurchase under our authorized program.

Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our long-term debt and lease obligations is as follows (in thousands):

	December 31, 2020	December 31, 2021
Credit Facility	$47,200	$155,400
Finance leases	5,854	5,532
Operating leases	22,384	20,433
Acquisition debt	5,509	4,500
Total	$80,947	$185,865
Credit Facility
At December 31, 2020, our senior secured revolving credit facility (the "Former Credit Facility") was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Former Credit Facility was to occur on May 31, 2023.
On May 13, 2021, in connection with the issuance of the Senior Notes (defined in Senior Notes section below), we entered into an amended and restated $150.0 million senior secured revolving credit facility (the “Credit Facility”) with the Subsidiary Guarantors (as defined below), the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. We incurred $0.8 million in transactions costs related to the Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
On May 13, 2021, we used $21.4 million of the availability under the Credit Facility to repay the then outstanding balances under our Former Credit Facility and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Facility was retired and $2.1 million of letters of credit previously issued under the Former Credit Facility were deemed issued under (and remain outstanding under) the Credit Facility. In connection with the termination of the Former Credit Facility, we recognized a loss on the write-off of $0.1 million in unamortized debt issuance costs, which was recorded in Loss on extinguishment of debt.
On November 22, 2021, we entered into a first amendment and commitment increase to the Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Pursuant to this amendment, the revolving credit commitment was increased from $150.0 million to $200.0 million. We incurred $0.1 million in transactions costs related to this amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate. The final maturity of the Credit Facility will occur on May 13, 2026.
The Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of the Company’s personal property assets and those of the Subsidiary Guarantors. In addition, the Credit Facility includes provisions which require the Company and the Subsidiary Guarantors, upon the occurrence of an event of default or in the event the Company’s actual Total Leverage Ratio is not at least 0.25 less than the required Total Leverage Ratio covenant level under the Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of the Company’s and the Subsidiary Guarantors’ funeral operations if requested by the administrative agent.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2021, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2021.

At December 31, 2021, we had outstanding borrowings under the Credit Facility of $155.4 million. We also had one letter of credit for $2.1 million under the Credit Facility, which was increased to $2.3 million on September 1, 2021. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2021, we had $42.3 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At December 31, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. The weighted average interest rate on our Credit Facility for the year ended December 31, 2021 was 2.4%. The weighted average interest rate on our Former Credit Facility for the year ended December 31, 2020 was 3.8%.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Credit Facility interest expense	$1,601	$3,738	$1,820
Credit Facility amortization of debt issuance costs	229	482	380
The interest payments on our remaining borrowings under the Credit Facility will be determined based on the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 to our Consolidated Financial Statements for further detail of our debt and interest payments.
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years.
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Operating lease cost	$3,722	$3,795	$3,762
Short-term lease cost	250	185	193
Variable lease cost	27	39	160

Finance lease cost:
Depreciation of leased assets	$498	$439	$438
Interest on lease liabilities	520	496	471
At December 31, 2021, operating and finance lease obligations were $48.3 million, with $6.0 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 15 to our Consolidated Financial Statements for further detail of our lease payments.
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities typically range from five to twenty years. Acquisition debt obligations were $4.5 million, with $0.5 million payable within 12 months.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Acquisition debt imputed interest expense	$622	$489	$364
At December 31, 2021, acquisition debt obligations were $4.5 million, with $0.5 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 to our Consolidated Financial Statements for further detail of our debt payments.

Convertible Subordinated Notes due 2021
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”). The Convertible Notes were due on March 15, 2021 and bear interest at 2.75% per year, which was payable semi-annually in arrears on March 15 and September 15 of each year.
In May 2018, we exchanged $115.0 million in aggregate principal amount of Convertible Notes in a privately-negotiated exchange with a limited number of convertible noteholders. We completed privately-negotiated repurchases of $22.4 million, $25,000 and $3.8 million in aggregate principal amount of Convertible Notes in December 2018, April 2019 and September 2020, respectively.
During the year ended December 31, 2021, we converted $2.4 million in aggregate principal amount of our Convertible Notes held by certain holders for $3.8 million in cash and recorded $1.4 million for the reacquisition of the equity component. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at December 31, 2021.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Convertible Notes interest expense	$174	$149	$18
Convertible Notes accretion of debt discount	241	216	20
Convertible Notes amortization of debt issuance costs	24	20	1
The effective interest rate on the unamortized debt discount and debt issuance costs for both years ended December 31, 2020 and 2021 was 11.4% and 3.1%, respectively.
Senior Notes
On May 13, 2021, we issued $400.0 million in aggregate principal amount of 4.25% Senior Notes due in May 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act.
We used the proceeds of $395.5 million from the offering of the Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the Credit Facility, to redeem all of our existing $400.0 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Original Senior Notes”). We paid a premium of $19.9 million to redeem the Original Senior Notes on June 1, 2021 at a redemption price of 104.97% of the principal amount thereof, plus accrued and unpaid interest of $13.25 million. During the year ended December 31, 2021, we incurred $1.3 million in transaction costs related to the Senior Notes.
For the year ended December 31, 2021, we recognized a net loss of $23.7 million related to the redemption of the Original Senior Notes, which was recorded in Loss on extinguishment of debt. The loss is composed of the $19.9 million call premium, the write-off of $3.4 million in unamortized debt discount, the write-off of $1.8 million in unamortized debt issuance costs, offset by the write-off of $1.4 million in unamortized debt premium.
The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee (“Collateral Trustee”).
The Senior Notes bear interest at 4.25% per year. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors.
We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. In addition, before May 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Senior Notes outstanding using an amount of cash equal to the net proceeds of certain equity offerings, at a price of 104.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption; provided that (1) at least 50% of the aggregate principal amount of the Senior Notes (including any additional Senior Notes) outstanding under the Indenture remain outstanding immediately after the occurrence of such redemption (unless all Senior Notes are redeemed concurrently), and (2) each such redemption must occur within 180 days of the date of the consummation of any such equity offering.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 89 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for the year ended December 31, 2021 was 4.42% and 4.30%, respectively.
The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Original Senior Notes, issued in May 2018, for the year ended December 31, 2020 was 6.69%. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019, for year ended December 31, 2020 was 6.90%.
The fair value of the Senior Notes, which are Level 2 measurements, was $401.6 million at December 31, 2021.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Senior Notes interest expense	$21,711	$26,500	$21,767
Senior Notes amortization of debt discount	493	528	504
Senior Notes amortization of debt premium	—	221	85
Senior Notes amortization of debt issuance costs	139	280	195
We have future interest payments on our outstanding balance of $125.3 million, with $17.0 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to our Consolidated Financial Statements for further detail of our debt and interest payments.

Off-Balance Sheet Arrangements
At December 31, 2021, our off-balance sheet arrangements were as follows:
Non-compete agreements - We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have future payments on our non-compete agreements of $6.8 million, with $2.3 million payable within 12 months.
Consulting agreements - We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to five years and provide for bi-weekly or monthly payments. We have future payments on our consulting agreements of $1.2 million, with $0.7 million payable within 12 months.
Employment agreements - We have employment agreements with our executive officers and certain senior leadership. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired, with the exception of our Chairman of the Board and Chief Executive Officer, which does not renew after the current term expiring in February 2028. We have future payments on our employment agreements of $8.3 million, with $3.3 million payable within 12 months.
Letter of credit - We have one letter of credit for $2.3 million under the Credit Facility, which secures our obligations under our various self-insurance policies in the event we are unable to meet the self-insurance portion of our claim payment obligations. As we already have reserves recorded for our self-insurance claims costs, these do not represent additional liabilities. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually.
The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided by our operating activities, we may be required to access the capital markets or draw down on our Credit Facility, both of which may be more difficult to access. See Part II, Item 8, Financial Statements and Supplementary Data, Notes 12 and 16 to our Consolidated Financial Statements for further detail of our letter of credit and off-balance sheet agreements, respectively.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Years Ended December 31,
	2019	2020	2021
Revenue	$274,107	$329,448	$375,886
Funeral contracts	38,940	47,190	49,249
Average revenue per funeral contract	$5,499	$5,145	$5,360
Preneed interment rights (property) sold	7,205	9,503	11,408
Average price per interment right sold	$3,653	$4,033	$4,718
Gross profit	$79,585	$105,923	$129,516
Net income	$14,533	$16,090	$33,159
Revenue in 2021 increased $46.4 million compared to 2020, as we experienced a 20.0% increase in the number of preneed interment rights (property) sold, as well as a 17.0% increase in the average price per interment right sold, primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in 2020 due to COVID-19; (2) the full integration of the cemetery acquisitions made in the fourth quarter of 2019 and first quarter of 2020; and (3) the execution of our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries.
We also experienced a 4.4% increase in total funeral contracts and a 4.2% increase in the average revenue per funeral contract for 2021 compared to 2020. We believe the increase in volume during 2021 is due not only to COVID-19 deaths, but also due to a result of our ability to adapt to the continued changing consumer environment with new and innovative ways to serve families. We believe the increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provided memorial services in 2021 began to return to pre-COVID-19 levels.
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
Gross profit in 2021 increased $23.6 million compared to 2020, primarily due to the increase in revenue from both our funeral home and cemetery segments, as well as decreases in funeral home and cemetery operating expenses as a percent of operating revenue primarily in salaries and benefits expense as we increased revenue without adding extra personnel.
Gross profit in 2020 increased $26.3 million compared to 2019, primarily due to the increase in revenue from both our funeral home and cemetery segments due to the acquisitions made in the fourth quarter of 2019 and first quarter of 2020, as well as disciplined expense and cost management by leaders at each business. Further discussion of the components of Gross profit for our funeral home and cemetery segments, is presented herein under “Results of Operations.”
Net income for the 2021 increased $17.1 million compared to 2020, primarily due to (1) the increase in gross profit of $23.6 million; (2) a $20.8 million decrease in net loss on divestitures, disposals and impairments charges and (3) a $7.1 million decrease in interest expense; offset by (4) a $23.8 million loss on extinguishment of debt; (5) a $8.1 million increase in general, administrative and other expenses and (6) a $2.6 million increase in tax expense.
Net income in 2020 increased $1.6 million compared to 2019 primarily due to the increase in gross profit, offset by the $16.6 million increase in charges related to the net loss on divestitures and impairments and $7.0 million increase in interest expense related to our Senior Notes and Credit Facility.
Further discussion of General, administrative and other expenses, Home office depreciation and amortization expense, Net loss on divestitures, disposals and impairment charges, Interest expense, Income taxes and other components of income and expenses are presented herein under “Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2021, dated February 23, 2022 and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of Net income, a GAAP measure to Adjusted net income, a non-GAAP measure, (in thousands):

	Years Ended December 31,
	2019	2020	2021
Net income	$14,533	$16,090	$33,159
Special items(1)
Acquisition expenses	2,083	(11)	—
Severance and separation costs(2)	1,205	563	1,575
Performance awards cancellation and exchange	—	288	—
Accretion of discount on Convertible Notes(1)	241	216	20
Loss on early extinguishment of debt(3)	—	—	23,807
Net (gain) loss on divestitures and other costs	4,217	6,864	(856)
Net impact of impairment of goodwill and other intangibles	963	14,952	500
Litigation reserve(4)	750	270	1,050
Tax expense related to divested business(1)	911	—	—
Gain on insurance reimbursements	(885)	—	—
Disaster recovery and pandemic costs	—	1,627	2,157
Other special items(5)	336	410	2,354
Tax adjustment related to certain discrete items(1)	—	400	—
Sum of special items	$9,821	$25,579	$30,607
Tax effect on special items(1)	1,822	7,986	8,503
Adjusted net income(6)	$22,532	$33,683	$55,263

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. In 2019 and 2020, Special items are taxed at the federal statutory rate of 21.0%, except the Net (gain) loss on divestitures and other costs and the Net impact of impairment of goodwill and other intangibles, which are taxed at the operating tax rate for the period. In 2021, Special items are taxed at the operating tax rate for the period. The Accretion of discount on Convertible Notes, the Tax expense related to divested business and the Tax adjustment related to certain discrete items are not tax effected.

(2)	Costs related to the termination or resignation of certain key members of leadership.
(3)	Loss on the redemption of our Original Senior Notes during the second quarter of 2021.
(4)	Costs related to litigation matters.
(5)	In 2019, the amount is related to costs associated with recruitment of a former member of the senior leadership team. In 2020, this is related to the costs associated with a state audit assessment. In, 2021, this is related to (1) write-off of certain fixed assets; (2) a one-time $1.0 million payment in September 2021 for residual insurance claims; and (3) interest paid on our Original Senior Notes for the two-week period during which our Senior Notes were issued prior to the redemption of our Original Senior Notes.
(6)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.
Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) (in thousands):

	Years Ended December 31,
	2019	2020	2021
Gross profit	$79,585	$105,923	$129,516

Cemetery property amortization	3,985	4,956	6,670
Field depreciation expense	12,370	13,006	12,609
Regional and unallocated funeral and cemetery costs	13,827	18,057	25,846
Operating profit(1)	$109,767	$141,942	$174,641

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment (in thousands):

	Years Ended December 31,
	2019	2020	2021
Funeral Home	$85,737	$104,998	$119,007
Cemetery	24,030	36,944	55,634
Operating profit	$109,767	$141,942	$174,641

Operating profit margin(1)	40.0%	43.1%	46.5%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “Results of Operations.”
YEAR ENDED DECEMBER 31, 2021 COMPARED TO YEAR ENDED DECEMBER 31, 2020
Results of Operations
The following is a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.
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
The term “divested” when discussed in the Funeral Home Segment, refers to two funeral homes we sold and six funeral homes we merged with other businesses we own in existing markets during the year ended December 31, 2021 and eight funeral homes we sold during the year ended December 31, 2020. The term “divested” when discussed in the Cemetery Segment, refers to one cemetery we sold during the year ended December 31, 2021.
“Planned divested” refers to the funeral home businesses that we intend to divest.
“Ancillary” in the Funeral Home Segment represents our flower shop, pet cremation business and online cremation business.
Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs, are not included in Operating profit, a non-GAAP financial measure. Adding back these items will result in Gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Years Ended December 31,
	2020	2021
Revenue:
Same store operating revenue	$191,757	$215,039
Acquired operating revenue	35,461	38,031
Divested/planned divested revenue	8,082	3,174
Ancillary revenue	4,661	4,437
Preneed funeral insurance commissions	1,349	1,262
Preneed funeral trust and insurance	7,828	8,144
Total	$249,138	$270,087

Operating profit:
Same store operating profit	$79,850	$93,025
Acquired operating profit	13,628	16,017
Divested/planned divested operating profit	2,067	605
Ancillary operating profit	1,186	1,006
Preneed funeral insurance commissions	564	359
Preneed funeral trust and insurance	7,703	7,995
Total	$104,998	$119,007
The following measures reflect the significant metrics over this comparative period:

	Years Ended December 31,
	2020	2021
Same store:
Contract volume	37,802	41,307
Average revenue per contract, excluding preneed funeral trust earnings	$5,073	$5,206
Average revenue per contract, including preneed funeral trust earnings	$5,258	$5,382
Burial rate	36.6%	35.2%
Cremation rate	56.3%	57.1%

Acquired:
Contract volume	7,218	7,243
Average revenue per contract, excluding preneed funeral trust earnings	$4,913	$5,251
Average revenue per contract, including preneed funeral trust earnings	$4,980	$5,317
Burial rate	40.4%	39.9%
Cremation rate	55.4%	54.3%
Funeral home same store operating revenue increased $23.3 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in operating revenue is primarily driven by a 9.3% increase in same store contract volume, as well as a 2.6% increase in the average revenue per contract excluding preneed interest. The increase in volume is not only due to COVID-19 deaths during 2021, but also a result of our ability to adapt to the continued changing environment with new and innovative ways to serve families. We believe the increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provided memorial services in 2021 began to return to pre-COVID-19 levels.
Funeral home same store operating profit for the year ended December 31, 2021 increased $13.2 million when compared to the year ended December 31, 2020. The comparable operating profit margin increased 170 basis points to 43.3%. The increase in operating profit is primarily due to the increase in same store operating revenue along with disciplined expense and cost management by leaders at each business. Overall same store operating expenses as a percent of operating revenue decreased 1.7% with the largest decrease in salaries and benefits expense of 1.2% as a percent of operating revenue, as we focused on optimizing the inherent operating leverage in each business by increasing revenue without adding extra personnel.
Funeral home acquired operating revenue for the year ended December 31, 2021 increased $2.6 million compared to the year ended December 31, 2020. The increase in operating revenue is primarily driven by a 6.9% increase in the average revenue per contract excluding preneed interest, while the acquired contract volume was relatively flat. We believe the increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provided memorial services in 2021 began to return to pre-COVID-19 levels.
Acquired operating profit for the year ended December 31, 2021, increased $2.4 million when compared to the year ended December 31, 2020. The comparable operating profit margin increased 370 basis points to 42.1%. The increase in operating profit is primarily due to the increase in acquired operating revenue along with disciplined expense and cost management by leaders at each business. Overall acquired operating expenses as a percent of operating revenue decreased 3.7% with the largest decrease in salaries and benefits expense of 3.2% as a percent of operating revenue, as we focused on optimizing the inherent operating leverage in each business by increasing revenue without adding extra personnel.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses and Ancillary operating profit both decreased $0.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Preneed funeral insurance commissions and preneed funeral trust and insurance (recorded in Other revenue) on a combined basis, increased $0.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily from trust and insurance earnings on preneed contracts. Recognition of trust and insurance earnings is triggered at the time a preneed contract matures to atneed. For the year ended December 31, 2021, the average trust and insurance earnings per preneed contract increased 7.8% compared to the year ended December 31, 2020. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the increase in revenue.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Years Ended December 31,
	2020	2021
Revenue:
Same store operating revenue	$51,767	$64,171
Acquired operating revenue	17,584	27,829
Divested revenue	246	288
Preneed cemetery trust earnings	9,797	12,487
Preneed cemetery finance charges	916	1,024
Total	$80,310	$105,799

Operating profit:
Same store operating profit	$19,501	$27,015
Acquired operating profit	7,128	15,526
Divested operating profit	23	82
Preneed cemetery trust operating profit	9,376	11,987
Preneed cemetery finance charges	916	1,024
Total	$36,944	$55,634

The following measures reflect the significant metrics over this comparative period:

	Years Ended December 31,
	2020	2021
Same store:
Preneed revenue as a percentage of operating revenue	61%	61%
Preneed revenue (in thousands)	$31,407	$39,291
Atneed revenue (in thousands)	$20,360	$24,880
Number of preneed interment rights sold	7,104	8,330
Average price per interment right sold	$3,771	$4,209

Acquired:
Preneed revenue as a percentage of operating revenue	66%	67%
Preneed revenue (in thousands)	$11,552	$18,536
Atneed revenue (in thousands)	$6,032	$9,293
Number of preneed interment rights sold	2,353	3,044
Average price per interment right sold	$4,889	$6,155
Cemetery same store preneed revenue increased $7.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, as we experienced a 17.3% increase in the number of interments rights sold, as well as an 11.6% increase in the average price per interment right sold. The increase is primarily due to (1) our sales personnel being less impacted by social distancing restrictions that were in place in 2020 due to COVID-19; and (2) the continuous execution of our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. Cemetery same store atneed revenue, which represents 39% of our same store operating revenue, increased $4.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was a result of a 12.6% increase in same store atneed contracts and an 8.5% increase in the average sale per contract, primarily due to the increased deaths in 2021 related to COVID-19.
Cemetery same store operating profit increased $7.5 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The comparable operating profit margin increased 440 basis points to 42.1% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 4.4% with the largest decreases in the following areas: (1) salaries and benefits expense decreased 2.6%, as we increased revenue without adding extra personnel; and (2) facilities and grounds expenses decreased 1.0%.
There are three businesses in our acquired cemetery portfolio, two of which were acquired in the fourth quarter of 2019 and one acquired in the first quarter of 2020. In the first quarter of 2020, we hired new sales leadership at two of our recently acquired cemeteries and continue to build their respective sales teams as we execute our innovative cemetery sales strategy of building high performance sales teams and standardized sales systems across our portfolio of cemeteries. As a result, our acquired cemetery portfolio experienced a $7.0 million increase in preneed revenue and a $3.3 million increase in atneed revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Cemetery acquired operating profit increased $8.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The comparable operating profit margin increased 1,530 basis points to 55.8% primarily as a result of the increase in operating revenue, along with disciplined expense and cost management by leaders at each business. Operating expenses as a percent of operating revenue decreased 15.2% with the largest decreases in the following areas: (1) salaries and benefits expense decreased 7.1%, as we increased revenue without adding extra personnel; (2) promotional costs decreased 3.4%; (3) preneed merchandise and service costs decreased 1.9%; and (4) facilities and grounds expenses decreased 1.2%.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $2.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in our trust fund income is primarily due to our execution of a major repositioning strategy beginning at the height of the COVID-19 market crisis in March 2020, substantially increasing our preneed cemetery trust revenue and operating profit. We experienced a $1.9 million increase in income and a $0.3 million increase in realized capital gains within our perpetual care trusts for the year ended December 31, 2021 compared to the year ended December 31, 2020. Additionally, income from delivered merchandise and service contracts increased $0.3 million. Operating profit for the two categories of Other revenue, on a combined basis, increased $2.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the increase in revenue.

Cemetery property amortization. Cemetery property amortization totaled $6.7 million for the year ended December 31, 2021, an increase of $1.7 million compared to the year ended December 31, 2020, primarily due to the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $12.6 million for the year ended December 31, 2021, a decrease of $0.4 million compared to the year ended December 31, 2020, primarily due to building structures and older vehicles becoming fully depreciated.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $25.8 million for the year ended December 31, 2021, an increase of $7.8 million compared to the year ended December 31, 2020, primarily due to the following: (1) a $5.3 million increase in cash and other incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) $1.0 million increase in compensation expenses, which includes our Chief Operating Officer hired in June 2020 and six additional cemetery sales employees hired in 2021 and the latter half of 2020; (3) a $0.9 million increase in other general administrative costs, which includes higher travel costs; (4) a $0.7 million increase in natural disaster costs due to Hurricane Ida impacting several Louisiana businesses; and (5) a $0.2 million increase in health and safety expenses related to the COVID-19 pandemic; offset by (6) a $0.3 million decrease in state audit assessments.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $33.9 million for the year ended December 31, 2021, a decrease of $8.1 million compared to the year ended December 31, 2020, primarily due to the following: (1) a $3.6 million increase in cash incentives and equity compensation, as a result of our improved performance, which reinforces our strategy of aligning incentives with long-term value creation; (2) a $1.7 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; (3) a $1.2 million increase in separation expenses related to the resignation of two members of senior leadership; (4) a $1.2 million increase in insurance claims expense, which includes a one-time $1.0 million payment for residual insurance claims; and (5) a $0.4 million increase in acquisition costs.
Home office depreciation and amortization. Home office depreciation and amortization expense totaled $1.2 million for the year ended December 31, 2021, a decrease of $0.2 million compared to the year ended December 31, 2020, primarily due to equipment at the home office becoming fully depreciated in the latter half of the prior year.
Net loss on divestitures, disposals and impairment charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Years Ended December 31,
	2020	2021
Goodwill impairment	$13,632	$—
Tradenames impairment	1,061	—
Assets held for sale impairment	—	500
Net (gain) loss on divestitures and real property	6,749	(856)
Net loss on disposals of fixed assets	—	1,022
Total	$21,442	$666
During the year ended December 31, 2021, we divested two funeral homes and one cemetery and sold real property for a net gain of $0.9 million. In addition, we recognized an impairment loss of $0.5 million related to property, plant and equipment assets held for sale. We also disposed of damaged and obsolete property, plant and equipment that had a carrying value of $1.0 million.
During the year ended December 31, 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill and we recorded an impairment to goodwill of $13.6 million, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value. We also performed a quantitative assessment of our tradenames and we recorded an impairment for certain of our tradenames of $1.1 million, as the carrying amount of these tradenames exceeded the fair value. In addition, we divested eight funeral homes for a net loss of $6.7 million.

Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Years Ended December 31,
	2020	2021
Senior Notes	$27,087	$22,381
Credit Facility	4,220	2,200
Convertible Notes	169	19
Finance leases	496	471
Acquisition debt	489	364
Other	54	10
Total	$32,515	$25,445
Other, net. The components of Other, net are as follows (in thousands):

	Years Ended December 31,
	2020	2021
Gain on insurance reimbursements related to Hurricane Michael	$(97)	$—
Loss on land donation	—	61
Other (income) expense	(55)	23
Total	$(152)	$84
Income taxes. Our income tax provision was $11.1 million for the year ended December 31, 2021, compared to our income tax provision of $8.6 million for the year ended December 31, 2020. Our operating tax rate before discrete items was 27.8% and 32.4% for the years ended December 31, 2021 and 2020, respectively.
We recorded a net discrete tax benefit of $1.2 million and a discrete tax expense of $0.6 million for the years ended December 31, 2021 and 2020, respectively. The net discrete tax benefit for the year ended December 31, 2021, includes benefit related to equity compensation and other adjustments including return to provision analysis and state legislative changes. Our effective tax rate was 25.2% and 34.7% for years ended December 31, 2021 and 2020, respectively.
In connection with the CARES Act, we filed a claim for a refund on June 30, 2020, to carryback the NOLs generated in the tax year ended December 31, 2018. The refund claim for $7.0 million from the 2018 tax year was received on August 7, 2020. As our refund claim filed for tax year 2018 exceeded $5.0 million, our 2018 federal return is under audit by the Internal Revenue Service (“IRS”), as required in order to receive Joint Committee approval. An additional carryback claim for a refund was filed on November 3, 2020 for the tax year ended December 31, 2019, which has not yet been received. On December 4, 2020, we filed an amended federal return for the tax year ended December 31, 2018, in order to take full advantage of the CARES Act legislative changes. The changes reported in the amended return resulted in additional $2.3 million of losses. The additional losses generated from the amended filing will be administratively carried back and processed as part of the Joint Committee review of the 2018 carryback claim.
The majority of the NOLs generated in tax years 2018 and 2019 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. Our unrecognized tax benefit reserve for the years ended December 31, 2020 and 2021 was $3.7 million and $3.8 million, respectively.
On October 11, 2021, we received an adverse ruling from the IRS for the accounting method change filed in 2018 for revenue recognition of cemetery property. Approval is still pending for the accounting method change filed for revenue recognition of cemetery merchandise and services. Upon receiving the adverse ruling on the revenue recognition of cemetery property accounting method change, we filed an automatic method change on Form 3115, to adopt the IRS’ preferred revenue recognition method for cemetery property. The accounting method change application was submitted under the “three-month window” rule, which would grant audit protection for the cumulative effect of the adverse ruling for revenue recognition of cemetery property, at the discretion of the IRS agent conducting the audit.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 17 for additional information regarding income taxes.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our Consolidated Financial Statements. Our critical accounting policies are more fully described in Part II, Item 8, Financial Statements and Supplementary Data, Note 1.
We have identified the following accounting policies as those that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.
Goodwill
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4 for additional information related to goodwill.
Business Combinations
Determining the fair value of identifiable assets, particularly intangibles and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, intangible assets, assets or liabilities associated with the acquisition.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available at a reasonable price. We are not exposed to any other significant market risks other than those related to COVID-19 which are described in more detail in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2021 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at December 31, 2021 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 7. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.26% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2021, we had outstanding borrowings under the Credit Facility of $155.4 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the LIBOR rate plus a margin. At December 31, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At December 31, 2021, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $394.6 million and the fair value of the Senior Notes was $401.6 million based on the last traded or broker quoted price as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2022 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2014.
Dallas, Texas
March 2, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 2, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Dallas, Texas
March 2, 2022

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,
	2020	2021
ASSETS
Current assets:
Cash and cash equivalents	$889	$1,148
Accounts receivable, net	25,103	25,314
Inventories	7,259	7,346
Prepaid and other current assets	2,076	6,404
Total current assets	35,327	40,212
Preneed cemetery trust investments	86,604	100,903
Preneed funeral trust investments	101,235	113,658
Preneed cemetery receivables, net	21,081	23,150
Receivables from preneed funeral trusts, net	16,844	19,009
Property, plant and equipment, net	269,051	269,367
Cemetery property, net	101,134	100,701
Goodwill	392,978	391,972
Intangible and other non-current assets, net	29,542	29,378
Operating lease right-of-use assets	21,201	17,881
Cemetery perpetual care trust investments	70,828	72,400
Total assets	$1,145,825	$1,178,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,432	$2,809
Accounts payable	11,259	14,205
Accrued and other liabilities	31,138	43,773
Convertible notes	2,538	—
Total current liabilities	48,367	60,787
Acquisition debt, net of current portion	4,482	3,979
Credit facility	46,064	153,857
Senior notes	395,968	394,610
Obligations under finance leases, net of current portion	5,531	5,157
Obligations under operating leases, net of current portion	20,302	18,520
Deferred preneed cemetery revenue	47,846	50,202
Deferred preneed funeral revenue	27,992	30,584
Deferred tax liability	46,477	45,784
Other long-term liabilities	4,748	1,419
Deferred preneed cemetery receipts held in trust	86,604	100,903
Deferred preneed funeral receipts held in trust	101,235	113,658
Care trusts’ corpus	69,707	71,156
Total liabilities	905,323	1,050,616
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,020,494 and 26,264,245 shares issued, respectively and 17,995,155 and 15,331,923 shares outstanding, respectively	260	263
Additional paid-in capital	239,989	236,809
Retained earnings	102,303	135,462
Treasury stock, at cost; 8,025,339 and 10,932,322 shares at December 31, 2020 and 2021, respectively	(102,050)	(244,519)
Total stockholders’ equity	240,502	128,015
Total liabilities and stockholders’ equity	$1,145,825	$1,178,631
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2020	2021
Revenue:
Service revenue	$142,554	$164,984	$180,572
Property and merchandise revenue	114,514	139,630	167,721
Other revenue	17,039	24,834	27,593
	274,107	329,448	375,886
Field costs and expenses:
Cost of service	72,991	79,634	82,395
Cost of merchandise	89,294	103,064	113,871
Cemetery property amortization	3,985	4,956	6,670
Field depreciation expense	12,370	13,006	12,609
Regional and unallocated funeral and cemetery costs	13,827	18,057	25,846
Other expenses	2,055	4,808	4,979
	194,522	223,525	246,370
Gross profit	79,585	105,923	129,516
Corporate costs and expenses:
General, administrative and other	25,880	25,827	33,949
Home office depreciation and amortization	1,416	1,427	1,241
Net loss on divestitures, disposals and impairment charges	4,846	21,442	666
Operating income	47,443	57,227	93,660

Interest expense	(25,522)	(32,515)	(25,445)
Accretion of discount on convertible notes	(241)	(216)	(20)
Loss on extinguishment of debt	—	(6)	(23,807)
Other, net	736	152	(84)
Income before income taxes	22,416	24,642	44,304
Expense for income taxes	(7,395)	(7,985)	(12,316)
Tax adjustment related to discrete items	(488)	(567)	1,171
Total expense for income taxes	(7,883)	(8,552)	(11,145)
Net income	$14,533	$16,090	$33,159

Basic earnings per common share:	$0.81	$0.90	$1.90
Diluted earnings per common share:	$0.80	$0.89	$1.81

Dividends declared per common share:	$0.3000	$0.3375	$0.4125
Weighted average number of common and common equivalent shares outstanding:
Basic	17,877	17,872	17,409
Diluted	18,005	18,077	18,266
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2018	18,078	$257	$243,849	$71,680	$(94,294)	$221,492
Net Income – 2019	—	—	—	14,533	—	14,533
Issuance of common stock from employee stock purchase plan	74	1	971	—	—	972
Issuance of common stock to directors and board advisor	7	—	155	—	—	155
Issuance of restricted common stock	26	—	—	—	—	—
Exercise of stock options	76	1	471	—	—	472
Cancellation and surrender of restricted common stock	(21)	—	(194)	—	—	(194)
Stock-based compensation expense	—	—	1,998	—	—	1,998
Dividends on common stock	—	—	(5,398)	—	—	(5,398)
Treasury stock acquired	(400)	—	—	—	(7,756)	(7,756)
Other	15	—	295	—	—	295
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net Income – 2020	—	—	—	16,090	—	16,090
Issuance of common stock from employee stock purchase plan	72	1	1,201	—	—	1,202
Issuance of common stock to directors and board advisor	31	—	653	—	—	653
Exercise of stock options	20	—	(70)	—	—	(70)
Issuance of restricted common stock	10	—	—	—	—	—
Cancellation and surrender of restricted common stock	(11)	—	(250)	—	—	(250)
Stock-based compensation expense	—	—	2,717	—	—	2,717
Dividends on common stock	—	—	(6,048)	—	—	(6,048)
Convertible notes repurchase	—	—	(828)	—	—	(828)
Other	18	—	467	—	—	467
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net Income – 2021	—	—	—	33,159	—	33,159
Issuance of common stock from employee stock purchase plan	62	1	1,629	—	—	1,630
Issuance of common stock to directors and board advisor	15	—	642	—	—	642
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	169	2	(1,259)	—	—	(1,257)
Cancellation and surrender of restricted common stock	(11)	—	(375)	—	—	(375)
Stock-based compensation expense	—	—	4,871	—	—	4,871
Dividends on common stock	—	—	(7,264)	—	—	(7,264)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Treasury stock acquired	(2,907)	—	—	—	(142,469)	(142,469)
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net income	$14,533	$16,090	$33,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,771	19,389	20,520
Provision for credit losses	1,618	2,318	1,783
Stock-based compensation expense	2,153	3,370	5,513
Deferred income tax expense (benefit)	10,117	4,597	(692)
Amortization of intangibles	1,231	1,299	1,285
Amortization of debt issuance costs	392	782	576
Amortization and accretion of debt discount and premium	733	523	439
Loss on extinguishment of debt	—	6	23,807
Net loss on divestitures, disposals and impairment charges	5,059	21,693	847
Gain on insurance reimbursements	(879)	(97)	—
Other	121	19	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(5,801)	(4,279)	(4,090)
Inventories, prepaid and other current assets	(2,762)	3,516	(4,449)
Intangible and other non-current assets	(924)	(1,015)	(1,181)
Preneed funeral and cemetery trust investments	(6,500)	(5,043)	(31,349)
Accounts payable	(580)	2,702	522
Accrued and other liabilities	1,271	10,784	3,485
Deferred preneed funeral and cemetery revenue	168	528	5,010
Deferred preneed funeral and cemetery receipts held in trust	5,495	5,733	29,061
Net cash provided by operating activities	43,216	82,915	84,246

Cash flows from investing activities:
Acquisition of businesses and real estate	(140,907)	(28,011)	(3,285)
Deposit on pending acquisition	(5,000)	—	—
Proceeds from divestitures and sale of other assets	967	8,541	7,875
Proceeds from insurance reimbursements	1,433	248	7,758
Capital expenditures	(15,379)	(15,198)	(24,883)
Net cash used in investing activities	(158,886)	(34,420)	(12,535)

Cash flows from financing activities:
Borrowings from the credit facility	174,961	109,500	266,168
Payments against the credit facility	(118,261)	(146,100)	(157,968)
Payment to redeem the original senior notes	—	—	(400,000)
Payment of call premium for the redemption of the original senior notes	—	—	(19,876)
Proceeds from the issuance of the senior notes	—	—	395,500
Payment of debt issuance costs for the credit facility and senior notes	(1,871)	(78)	(2,197)
Conversion and maturity of the convertible notes	(27)	(4,563)	(3,980)
Proceeds from the issuance of the original senior notes	76,688	—	—
Payments on acquisition debt and obligations under finance leases	(2,287)	(1,745)	(1,331)
Payments on contingent consideration recorded at acquisition date	(162)	(169)	(461)
Proceeds from the exercise of stock options and employee stock purchase plan	1,445	1,229	2,644
Taxes paid on restricted stock vestings and exercise of stock options	(194)	(348)	(2,647)
Dividends paid on common stock	(5,398)	(6,048)	(7,264)
Purchase of treasury stock	(9,152)	—	(140,040)
Net cash provided by (used in) financing activities	115,742	(48,322)	(71,452)

Net increase in cash and cash equivalents	72	173	259
Cash and cash equivalents at beginning of year	644	716	889
Cash and cash equivalents at end of year	$716	$889	$1,148
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 70% of our revenue and Cemetery Operations, which currently account for approximately 30% of our revenue. At December 31, 2021, we operated 170 funeral homes in 26 states and 31 cemeteries in 11 states.
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
Reclassifications
Certain reclassifications have been made to prior period amounts on our Consolidated Statements of Cash Flows related to debt and debt issuance costs to conform to the current period financial statement presentation with no effect on our previously reported Consolidated Statements of Operations and Consolidated Balance Sheet.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our critical estimates and judgments, which include those related to the impairment of goodwill and the fair value measurements used in business combinations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
See Note 6 to the Consolidated Financial Statements herein for additional information related to our funeral and cemetery receivables.
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
We did not acquire any businesses in 2021. On January 3, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California.
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
During 2021, we sold two funeral homes and one cemetery for $2.5 million and we merged six funeral homes with other businesses we own in existing markets. During 2020, we sold eight funeral homes for $8.4 million. During 2019, we divested three funeral homes whose building leases expired and sold a funeral home for $0.9 million. In addition, we merged a funeral home with a business in an existing market.
See Notes 4 and 5 to the Consolidated Financial Statements herein for additional information related to divestitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For our 2021 annual impairment test, we performed a qualitative assessment and concluded that there was no impairment to goodwill.
During 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill and we recorded an impairment to goodwill of $13.6 million, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test and concluded that there was no additional impairment to goodwill.
For our 2019 annual impairment test, we performed a quantitative assessment and concluded there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value. However, we recorded a goodwill impairment of $0.7 million during the year ended December 31, 2019 related to two funeral homes that we divested.
When we divest a portion of a reporting unit that constitutes a business in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we allocate goodwill associated with that business to be included in the gain or loss on divestiture. The goodwill allocated is based on the relative fair value of the business being divested and the portion of the reporting unit that will be retained. Additionally, after each divestiture, we will test the goodwill remaining in the portion of the reporting unit to be retained for impairment using a qualitative assessment unless we deem a quantitative assessment to be appropriate to ensure the fair value of our reporting units is greater than their carrying value. For the years ended December 31, 2020 and 2021, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For our 2021 annual impairment test, we performed a qualitative assessment and concluded there that was no impairment to our intangible assets.
During 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our tradenames and we recorded an impairment to tradenames for certain of our funeral homes of $1.1 million, as the carrying amount of these tradenames exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative impairment test and concluded there that was no additional impairment to our intangible assets.
For our 2019 annual impairment test, we performed a quantitative assessment and recorded an impairment of $0.2 million for tradenames during the year ended December 31, 2019, as the carrying amount of certain tradenames exceeded their fair value.
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
We present our credit losses for fixed income securities as an allowance for the fixed income securities we do not intend to sell and it is likely that we will not be required to sell prior to their anticipated recovery.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
We also have preneed funeral trust fund assets in trusts that are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost, reflected in our financial statements as Receivables from preneed funeral trusts, net.
Our preneed funeral and preneed cemetery merchandise and service trusts are reflected in our financial statements net of an allowance for contract cancellations. We determine this allowance based on our five-year historical experience of contract cancellations. On an ongoing basis, we monitor our historical trend and adjust our allowance accordingly.
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
Capitalized Commissions on Preneed Contracts
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period of ten years for our preneed funeral trust contracts and eight years for our preneed cemetery merchandise and services contracts. Amortization expense totaled $0.6 million for each of the years ended December 31, 2019, 2020 and 2021.
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

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Automobiles	5 to 7
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2020	December 31, 2021
Land	$82,615	$82,095
Buildings and improvements	240,567	240,387
Furniture, equipment and automobiles	91,302	73,377
Property, plant and equipment, at cost	414,484	395,859
Less: accumulated depreciation	(145,433)	(126,492)
Property, plant and equipment, net	$269,051	$269,367
During the year ended December 31, 2021, we acquired real property for $3.3 million and we sold real property for $5.2 million, with a carrying value of $4.3 million, resulting in a gain on the sale of $0.9 million. We recognized a $0.5 million impairment loss related to property, plant and equipment assets held for sale. The gain on sale and impairment loss were recorded in Net loss on divestitures, disposals and impairment charges.
We also divested two funeral homes and one cemetery that had a carrying value of property, plant and equipment of $1.4 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, described in Note 5 to the Consolidated Financial Statements included herein.
Additionally, we disposed of damaged and obsolete property, plant and equipment that had a carrying value of $1.0 million, which was recorded in Net loss on divestitures, disposals and impairment charges.
During the year ended December 31, 2020, we acquired $1.7 million of property, plant and equipment related to our funeral home and cemetery acquisition, described in Note 3 to the Consolidated Financial Statements included herein. In addition, we divested eight funeral homes that had a carrying value of property, plant and equipment of $8.0 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Our growth and maintenance capital expenditures totaled $10.5 million and $19.0 million for the years ended December 31, 2020 and 2021, respectively, for property, plant, equipment. In addition, we recorded depreciation expense of $13.8 million, $14.4 million and $13.8 million for the years ended December 31, 2019, 2020 and 2021, respectively.
Long-lived assets, such as property, plant and equipment and right-of-use assets (see leases discussion below) are reported at the lower of their carrying amount or fair value and are reviewed for impairment whenever events, such as significant negative industry or economic trends or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 – Property, Plant and Equipment. Factors that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results. We evaluate our long-lived assets for impairment when a funeral home or cemetery business has negative earnings before interest, taxes, depreciation and amortization (“EBITDA”) for four consecutive years and if there has been a decline in EBITDA in that same period. We test the recoverability of our long-lived assets by comparing their carrying value to the sum of the undiscounted cash flows expected to result from the use of the assets over their remaining useful lives. We recognize an impairment loss if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.
Additionally, assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated costs to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment loss at that time.
For the year ended December 31, 2021, we did not identify any factors or events that would trigger us to perform an impairment test on our long-lived assets and concluded there was no impairment to our long-lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the goodwill impairment recorded for the Eastern Region Reporting Unit during the quarter ended March 31, 2020, we evaluated the long-lived assets of our funeral homes in the Eastern Region Reporting Unit for impairment and concluded that there was no impairment to our long-lived assets. Subsequent to our impairment tests performed at March 31, 2020, we did not identify any new factors or events that would trigger us to perform an additional assessment of our long-lived assets.
For the year ended December 31, 2019, we did not identify any factors or events that would trigger us to perform an impairment test on our long-lived assets and concluded there was no impairment to our long-lived assets.
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
Cemetery property was $101.1 million and $100.7 million, net of accumulated amortization of $46.6 million and $53.1 million at December 31, 2020 and 2021, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures totaled $4.7 million and $5.9 million for the years ended December 31, 2020 and 2021, respectively, for cemetery property development. We recorded amortization expense for cemetery interment rights of $4.0 million, $5.0 million and $6.7 million for the years ended December 31, 2019, 2020 and 2021, respectively.
During the year ended December 31, 2021, we divested one cemetery that had a carrying value of cemetery property of $0.1 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. We did not divest any cemeteries during the years ended December 31, 2019 and 2020.
Leases
We have operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years. We do not have lease agreements with residual value guarantees, sale-leaseback terms, material restrictive covenants or related parties. We do not have any material sublease arrangements.
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
Fair value is determined on the date of the grant. The fair value of restricted stock is determined using the stock price on the grant date. The fair value of options or awards containing options is determined using the Black-Scholes valuation model or the Monte Carlo simulation pricing model. The fair value of the performance awards related to market performance conditions is determined using the Monte-Carlo simulation pricing model. The fair value of the ESPP is determined based on the discount element offered to employees and the embedded option element, which is determined using an option calculation model.
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. For the years ended December 31, 2019 and 2020 the excess tax deficiency related to share-based payments was $0.4 million and $0.1 million, respectively. For the year ended December 31, 2021, the excess tax benefit was $1.2 million. The excess tax benefit and tax deficiencies are recorded within Tax adjustment related to discrete items on our Consolidated Statements of Operations. Excess tax benefits and deficiencies related to share-based payments are included in operating cash flows on the Consolidated Statements of Cash Flows.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of December 31, 2021, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.2 million and $8.0 million at December 31, 2020 and 2021, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $7.9 million and $10.4 million at December 31, 2020 and 2021, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
In connection with the CARES Act, we filed a claim for a refund on June 30, 2020, to carryback the NOLs generated in the tax year ended December 31, 2018. The refund claim for $7.0 million from the 2018 tax year was received on August 7, 2020. As our refund claim filed for tax year 2018 exceeded $5.0 million, our 2018 federal return is under audit by the Internal Revenue Service (“IRS”), as required in order to receive Joint Committee approval.
An additional carryback claim for a refund was filed on November 3, 2020 for the tax year ended December 31, 2019, which has not yet been received. On December 4, 2020, Carriage filed an amended federal return for the tax year ended December 31, 2018, in order to take full advantage of the CARES Act legislative changes. The changes reported in the amended return resulted in additional $2.3 million of losses. The additional losses generated from the amended filing will be administratively carried back and processed as part of the Joint Committee review of the 2018 carryback claim.
The majority of the NOLs generated in tax years 2018 and 2019 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales. These losses were carried back 5 years to tax years in which the enacted federal rate was 35%, under the CARES Act.
On October 11, 2021, we received an adverse ruling from the IRS for the accounting method change filed in 2018 for revenue recognition of cemetery property. Approval is still pending for the accounting method change filed for revenue recognition of cemetery merchandise and services. Upon receiving the adverse ruling for cemetery property, we filed an automatic accounting method change on Form 3115, to adopt the IRS’ preferred method of revenue recognition for cemetery property effective for the year ending December 31, 2021, reflected in this filing. The accounting method change application was submitted under the “three-month window” rule, which would grant audit protection for the cumulative effect of the adverse ruling for revenue recognition of cemetery property, at the discretion of the IRS auditor currently reviewing our 2018 federal return. Due to the uncertainty of receiving audit protection for the Form 3115 and not yet receiving approval of the cemetery merchandise and services accounting method change filed in 2018, a reserve remains against the net cash tax benefit derived from carrying back the NOLs generated to tax years in which the enacted federal rate was 35%. Our unrecognized tax benefit reserve for the years ended December 31, 2019, 2020 and 2021 was $0.7 million, $3.7 million and $3.8 million, respectively.
See Note 17 to the Consolidated Financial Statements included herein for additional information related to income taxes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options, performance awards and our Convertible Notes (as defined in Note 13).
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
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2021 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 24 to the Consolidated Financial Statements included herein for additional information related to our subsequent events.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We did not utilize the optional expedients and exceptions provided by this ASU during the year ended December 31, 2021.
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU, Business Combinations (“Topic 805”) to improve the accounting for acquired revenue contracts with customers in a business combination. The amendments in this update provide specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. These amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 – Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. These amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2023. We are still evaluating the impact of adoption on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. ACQUISITIONS
We did not acquire any businesses in 2021. On January 3, 2020, we acquired one funeral home and cemetery combination business in Lafayette, California for $33.0 million in cash, of which $5.0 million was deposited in escrow in 2019 and $28.0 million was paid at closing in 2020. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
The pro forma impact of this acquisition on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired business are reflected on our Consolidated Statements of Operations from the date of acquisition.
Subsequent to our initial purchase price allocation for this acquisition made during the first quarter of 2020, we adjusted and finalized our purchase price allocation based on additional information that became available prior to December 31, 2020.
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
For our 2021 annual impairment test, we performed a qualitative assessment and determined that there was no impairment to goodwill.
During 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill and we recorded an impairment to goodwill of $13.6 million, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there was no additional impairment to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2020	December 31, 2021
Goodwill at the beginning of year	$398,292	$392,978
Net increase in goodwill related to acquisitions	14,054	—
Decrease in goodwill related to divestitures	(5,736)	(1,006)
Decrease in goodwill related to impairments	(13,632)	—
Goodwill at the end of the year	$392,978	$391,972
During the year ended December 31, 2021, we allocated $1.0 million of goodwill to the sale of one funeral home for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. Goodwill is only allocated to the sale if the set is considered to be a business. When we divest a portion of a reporting unit that constitutes a business in accordance with U.S. GAAP, we allocate goodwill associated with that business to be included in the gain or loss on divestiture. When divesting a business, goodwill is allocated based on the relative fair values of the business being divested and the portion of the reporting unit that will be retained.
During the year ended December 31, 2020, we recognized $14.1 million in goodwill related to our acquisitions; $10.4 million was allocated to our cemetery segment and $3.7 million was allocated to our funeral home segment. In addition, we allocated $5.7 million of goodwill to the sale of five funeral homes for a loss recorded in Net loss on divestitures, disposals and impairment charges.
See Notes 1, 3 and 5 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our annual goodwill impairment test and a discussion of our acquisitions and divestitures, respectively.
5. DIVESTED OPERATIONS
During 2021, we sold two funeral homes and one cemetery for $2.5 million and we merged six funeral homes with other businesses we own in existing markets. During 2020, we sold eight funeral homes for $8.4 million. During 2019, we divested three funeral homes whose building leases expired and sold a funeral home for $0.9 million. In addition, we merged a funeral home with a business we own in an existing market.
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Years Ended December 31,
	2019	2020	2021
Revenue	$805	$2,643	$1,070

Operating income (loss)	(569)	159	6
Net loss on divestitures(1)	(3,883)	(6,749)	(62)
Income tax benefit	1,288	2,135	16
Net loss from divested operations, after tax	$(3,164)	$(4,455)	$(40)

(1)	Net loss on divestitures is recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	December 31, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,728	$13,629	$—	$24,357
Other receivables	329	1,433	185	1,947
Allowance for credit losses	(365)	(625)	—	(990)
Accounts receivable, net	$10,692	$14,437	$185	$25,314

	December 31, 2020
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$11,448	$12,230	$—	$23,678
Other receivables	367	2,144	201	2,712
Allowance for credit losses	(327)	(960)	—	(1,287)
Accounts receivable, net	$11,488	$13,414	$201	$25,103
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the year ended December 31, 2021 (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	Recoveries	December 31, 2021
Trade and financed receivables:
Funeral	$(327)	$(915)	$2,193	$(1,316)	$(365)
Cemetery	(960)	(325)	660	—	(625)
Total allowance for credit losses on Trade and financed receivables	$(1,287)	$(1,240)	$2,853	$(1,316)	$(990)
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2020	December 31, 2021
Interment rights	$36,425	$40,863
Merchandise and services	6,449	7,348
Unearned finance charges	4,348	4,644
Preneed cemetery receivables	$47,222	$52,855
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2020	December 31, 2021
Preneed cemetery receivables	$47,222	$52,855
Less: unearned finance charges	(4,348)	(4,644)
Preneed cemetery receivables, at amortized cost	$42,874	$48,211
Less: allowance for credit losses	(2,604)	(1,704)
Less: balances due on undelivered cemetery preneed contracts	(7,919)	(10,353)
Less: amounts in accounts receivable	(11,270)	(13,004)
Preneed cemetery receivables, net	$21,081	$23,150

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the year ended December 31, 2021 (in thousands):

	January 1, 2021	Provision for Credit Losses	Write Offs	December 31, 2021
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,644)	$(543)	$1,108	$(1,079)
The amortized cost basis of our preneed cemetery receivables by year of origination as of December 31, 2021 is as follows (in thousands):

	2021	2020	2019	2018	2017	Prior	Total
Total preneed cemetery receivables, at amortized cost	$24,644	$10,955	$6,723	$3,158	$1,198	$1,533	$48,211
The aging of past due preneed cemetery receivables as of December 31, 2021 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$777	$738	$210	$1,919	$3,644	$34,214	$37,858
Deferred revenue	271	159	57	467	954	14,043	14,997
Total contracts	$1,048	$897	$267	$2,386	$4,598	$48,257	$52,855
The aging of past due preneed cemetery receivables as of December 31, 2020 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total Financing Receivables
Recognized revenue	$759	$348	$174	$1,763	$3,044	$32,219	$35,263
Deferred revenue	220	130	42	557	949	11,010	11,959
Total contracts	$979	$478	$216	$2,320	$3,993	$43,229	$47,222
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
Cemetery perpetual care trust investments represent a portion of the proceeds from the sale of cemetery property interment rights that we are required by various state laws to deposit into perpetual care trust funds. The income earned from these perpetual care trusts offsets maintenance expenses for cemetery property and memorials. This trust fund income is recognized in Other revenue.
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
For fixed income securities in an unrealized loss position, we first assess whether we intend to sell or it is more-likely-than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For fixed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
income securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If our assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	December 31, 2021
Preneed cemetery trust investments, at market value	$89,081	$103,808
Less: allowance for contract cancellation	(2,477)	(2,905)
Preneed cemetery trust investments	$86,604	$100,903
The cost and market values associated with preneed cemetery trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,088	$—	$—	$3,088
Fixed income securities:
Foreign debt	2	15,846	2,025	(953)	16,918
Corporate debt	2	12,965	1,374	(49)	14,290
Preferred stock	2	12,455	1,111	(344)	13,222
Common stock	1	40,992	6,906	(4,079)	43,819
Mutual funds:
Equity	1	28	8	—	36
Fixed income	2	11,443	615	(567)	11,491
Trust securities		$96,817	$12,039	$(5,992)	$102,864
Accrued investment income		$944			$944
Preneed cemetery trust investments					$103,808
Market value as a percentage of cost					106.2%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	10,250
Due in five to ten years	6,815
Thereafter	27,365
Total fixed income securities	$44,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,859	$—	$—	$1,859
Fixed income securities:
Foreign debt	2	15,953	2,083	(702)	17,334
Corporate debt	2	14,856	1,820	(358)	16,318
Preferred stock	2	11,886	980	(336)	12,530
Mortgage-backed securities	2	272	—	(159)	113
Common stock	1	30,253	7,642	(6,601)	31,294
Mutual funds:
Fixed Income	2	7,494	1,331	(185)	8,640
Trust Securities		$82,573	$13,856	$(8,341)	$88,088
Accrued investment income		$993			$993
Preneed cemetery trust investments					$89,081
Market value as a percentage of cost					106.7%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,228	$(517)	$629	$(436)	$4,857	$(953)
Corporate debt	1,037	(49)	—	—	1,037	(49)
Preferred stock	1,301	(63)	2,913	(281)	4,214	(344)
Total fixed income securities with an unrealized loss	$6,566	$(629)	$3,542	$(717)	$10,108	$(1,346)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Investment income	$1,743	$2,175	$2,147
Realized gains	6,353	8,922	18,321
Realized losses	(4,677)	(5,090)	(6,626)
Unrealized gains, net	826	5,515	6,047
Expenses and taxes	(1,313)	(1,354)	(1,715)
Net change in deferred preneed cemetery receipts held in trust	(2,932)	(10,168)	(18,174)
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Purchases	$(40,984)	$(48,824)	$(41,414)
Sales	29,635	41,178	43,265
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2020	December 31, 2021
Preneed funeral trust investments, at market value	$104,166	$116,973
Less: allowance for contract cancellation	(2,931)	(3,315)
Preneed funeral trust investments	$101,235	$113,658
The cost and market values associated with preneed funeral trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,438	$—	$—	$23,438
Fixed income securities:
Foreign debt	2	14,936	1,874	(887)	15,923
Corporate debt	2	11,231	1,223	(46)	12,408
Preferred stock	2	11,001	986	(319)	11,668
Common stock	1	36,694	6,417	(3,574)	39,537
Mutual funds:
Equity	1	26	7	—	33
Fixed income	2	9,396	454	(470)	9,380
Other investments	2	3,754	—	—	3,754
Trust securities		$110,476	$10,961	$(5,296)	$116,141
Accrued investment income		$832			$832
Preneed funeral trust investments					$116,973
Market value as a percentage of cost					105.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	8,931
Due in five to ten years	6,083
Thereafter	24,985
Total fixed income securities	$39,999
The cost and market values associated with preneed funeral trust investments at December 31, 2020 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$18,478	$—	$—	$18,478
Fixed income securities:
U.S. treasury debt	1	819	6	—	825
Foreign debt	2	15,144	2,018	(634)	16,528
Corporate debt	2	13,292	1,638	(310)	14,620
Preferred stock	2	10,944	900	(298)	11,546
Mortgage-backed securities	2	293	1	(155)	139
Common stock	1	28,327	7,364	(6,052)	29,639
Mutual funds:
Fixed income	2	6,475	1,198	(121)	7,552
Other investments	2	3,928	—	—	3,928
Trust securities		$97,700	$13,125	$(7,570)	$103,255
Accrued investment income		$911			$911
Preneed funeral trust investments					$104,166
Market value as a percentage of cost					105.7%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,251	$(509)	$548	$(378)	$4,799	$(887)
Corporate debt	965	(46)	—	—	965	(46)
Preferred stock	1,211	(58)	2,710	(261)	3,921	(319)
Total fixed income securities with an unrealized loss	$6,427	$(613)	$3,258	$(639)	$9,685	$(1,252)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Investment income	$1,753	$1,907	$1,747
Realized gains	6,214	9,441	17,091
Realized losses	(4,612)	(4,677)	(6,155)
Unrealized gains, net	1,499	5,555	5,665
Expenses and taxes	(1,129)	(878)	(1,221)
Net change in deferred preneed funeral receipts held in trust	(3,725)	(11,348)	(17,127)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Purchases	$(38,984)	$(47,315)	$(38,175)
Sales	29,983	43,270	40,658
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2020	December 31, 2021
Cemetery perpetual care trust investments, at market value	$70,828	$72,400
Obligations due from trust	(1,121)	(1,244)
Care trusts’ corpus	$69,707	$71,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2021 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$1,447	$—	$—	$1,447
Fixed income securities:
Foreign debt	2	10,949	1,401	(647)	11,703
Corporate debt	2	9,139	1,065	(32)	10,172
Preferred stock	2	9,742	803	(226)	10,319
Common stock	1	27,853	4,990	(3,008)	29,835
Mutual funds:
Equity	1	19	5	—	24
Fixed income	2	8,141	530	(460)	8,211
Trust securities		$67,290	$8,794	$(4,373)	$71,711
Accrued investment income		$689			$689
Cemetery perpetual care investments					$72,400
Market value as a percentage of cost					106.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	6,748
Due in five to ten years	5,158
Thereafter	20,288
Total fixed income securities	$32,194
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarized our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2021
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,649	$(321)	$468	$(326)	$3,117	$(647)
Corporate debt	846	(32)	—	—	846	(32)
Preferred stock	856	(41)	1,917	(185)	2,773	(226)
Total fixed income securities with an unrealized loss	$4,351	$(394)	$2,385	$(511)	$6,736	$(905)
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Realized gains	$1,663	$2,602	$2,474
Realized losses	(1,258)	(1,695)	(950)
Unrealized gains, net	2,964	4,355	4,421
Net change in Care trusts’ corpus	(3,369)	(5,262)	(5,945)
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Investment income	$4,500	$8,461	$10,443
Realized losses	(377)	(387)	(118)
Total	$4,123	$8,074	$10,325
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Purchases	$(26,573)	$(38,168)	$(28,317)
Sales	17,588	34,316	29,829

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2020	December 31, 2021
Preneed funeral trust funds, at cost	$17,365	$19,597
Less: allowance for contract cancellation	(521)	(588)
Receivables from preneed funeral trusts, net	$16,844	$19,009
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2020 and 2021. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2021
Cash and cash equivalents	$5,595	$5,595
Fixed income investments	11,386	11,386
Mutual funds and common stocks	2,611	2,682
Annuities	5	5
Total	$19,597	$19,668
The composition of the preneed trust funds at December 31, 2020 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2020
Cash and cash equivalents	$4,604	$4,604
Fixed income investments	10,355	10,355
Mutual funds and common stocks	2,402	2,569
Annuities	4	4
Total	$17,365	$17,532
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
Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $395.4 million and $403.3 million at December 31, 2020 and 2021, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheet.

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
We evaluated our financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 12) and Senior Notes (as defined in Note 14) are classified within Level 2 of the Fair Value Measurements hierarchy.
At December 31, 2021, the carrying value and fair value of our Credit Facility was $155.4 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At December 31, 2021, the carrying value of our acquisition debt was $4.5 million, which approximated its fair value. The fair value of our Senior Notes was $401.6 million at December 31, 2021 based on the last traded or broker quoted price.
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
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2020 and 2021, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
See Notes 7 and 8 to our Consolidated Financial Statements herein for the fair value hierarchy levels of our trust investments.
11. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2020	December 31, 2021
Tradenames	$23,565	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $3,193 and $3,316, respectively	2,785	2,247
Capitalized commissions on preneed contracts, net of accumulated amortization of $1,594 and $2,278, respectively	3,141	3,560
Other	51	6
Intangible and other non-current assets, net	$29,542	$29,378

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Tradenames
Our tradenames have indefinite lives and therefore are not amortized. During the year ended December 31, 2020, we increased tradenames by $0.4 million related to our 2020 acquisitions described in Note 3 to the Consolidated Financial Statements included herein.
For our 2021 annual impairment test, we performed a qualitative assessment and concluded there that was no impairment to our intangible assets.
During 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our tradenames and we recorded an impairment to tradenames for certain of our funeral homes of $1.1 million, as the carrying amount of these tradenames exceeded the fair value.
For our 2020 annual impairment test, we performed a qualitative assessment and determined that there were no factors that would indicate the need to perform an additional quantitative impairment test and concluded there that was no additional impairment to our intangible assets.
See Notes 1, 3 and 5 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our indefinite lived intangible asset impairment test and discussion of our acquisitions and divestitures, respectively.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $673,000, $719,000 and $645,000 for the years ended December 31, 2019, 2020 and 2021, respectively. During the year ended December 31, 2020, we divested three funeral homes that had a carrying value of prepaid agreements not-to-compete of $537,000, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. See Note 5 to the Consolidated Financial Statements included herein, for a discussion of our divestitures.
Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense was $558,000, $580,000 and $640,000 for the years ended December 31, 2019, 2020 and 2021, respectively.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of December 31, 2021 is as follows (in thousands):

	Non-Compete Agreements	Capitalized Commissions
Years ending December 31,
2022	$548	$660
2023	446	605
2024	381	544
2025	372	480
2026	257	413
Thereafter	243	858
Total amortization expense	$2,247	$3,560
12. CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2020, our senior secured revolving credit facility (the "Former Credit Facility") was comprised of: (i) a $190.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Former Credit Facility was to occur on May 31, 2023.
On May 13, 2021, in connection with the issuance of the Senior Notes (defined in Note 14), we entered into an amended and restated $150.0 million senior secured revolving credit facility (the “Credit Facility”) with the Credit Facility Subsidiary Guarantors (as defined below), the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. We incurred $0.8 million in transactions costs related to the Credit Facility, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
On May 13, 2021, we used $21.4 million of the availability under the Credit Facility to repay the then outstanding balances under our Former Credit Facility and all commitments thereunder were terminated. In connection with the repayment in full of all amounts due thereunder, the Former Credit Facility was retired and $2.1 million of letters of credit previously issued under the Former Credit Facility were deemed issued under (and remain outstanding under) the Credit Facility. In connection with the termination of the Former Credit Facility, we recognized a loss on the write-off of $0.1 million in unamortized debt issuance costs, which was recorded in Loss on extinguishment of debt.
On November 22, 2021, we entered into a first amendment and commitment increase to the Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Pursuant to this amendment, the revolving credit commitment was increased from $150.0 million to $200.0 million. We incurred $0.1 million in transactions costs related to this amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate. The final maturity of the Credit Facility will occur on May 13, 2026.
The Credit Facility is secured by a first-priority perfected security interest in and lien on substantially all of the Company’s personal property assets and those of the Subsidiary Guarantors. In addition, the Credit Facility includes provisions which require the Company and the Subsidiary Guarantors, upon the occurrence of an event of default or in the event the Company’s actual Total Leverage Ratio is not at least 0.25 less than the required Total Leverage Ratio covenant level under the Credit Facility, to grant additional liens on real property assets accounting for no less than 50% of the Company’s and the Subsidiary Guarantors’ funeral operations if requested by the administrative agent.
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2021, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed, (i) 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2021.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2021
Credit Facility	$47,200	$155,400
Debt issuance costs, net of accumulated amortization of $819 and $1,324, respectively	(1,136)	(1,543)
Total Credit Facility	$46,064	$153,857

Acquisition debt	$5,509	$4,500
Less: current portion	(1,027)	(521)
Total acquisition debt, net of current portion	$4,482	$3,979
At December 31, 2021, we had outstanding borrowings under the Credit Facility of $155.4 million. We also had one letter of credit for $2.1 million under the Credit Facility, which was increased to $2.3 million on September 1, 2021. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2021, we had $42.3 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At December 31, 2021, the prime rate margin was equivalent to 0.75% and the LIBOR rate margin was 1.75%. The weighted average interest rate on our Credit Facility for the year ended December 31, 2021 was 2.4%. The weighted average interest rate on our Former Credit Facility for the year ended December 31, 2020 was 3.8%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We have no material assets or operations independent of Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Credit Facility interest expense	$1,601	$3,738	$1,820
Credit Facility amortization of debt issuance costs	229	482	380
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities typically range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Acquisition debt imputed interest expense	$622	$489	$364
The aggregate maturities of our Credit Facility and acquisition debt for the next five years subsequent to December 31, 2021 and thereafter, excluding debt issuance costs, are as follows (in thousands):

	Credit Facility	Acquisition Debt
Years ending December 31,
2022	$—	$825
2023	—	825
2024	—	772
2025	—	772
2026	155,400	325
Thereafter	—	3,007
Total Credit Facility and acquisition debt	$155,400	$6,526
Less: Interest	—	(2,026)
Present value of Credit Facility and acquisition debt	$155,400	$4,500
13. CONVERTIBLE SUBORDINATED NOTES
On March 19, 2014, we issued $143.75 million aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”). The Convertible Notes were due on March 15, 2021 and bear interest at 2.75% per year, which was payable semi-annually in arrears on March 15 and September 15 of each year.
In May 2018, we exchanged $115.0 million in aggregate principal amount of Convertible Notes in a privately-negotiated exchange with a limited number of convertible noteholders. We completed privately-negotiated repurchases of $22.4 million, $25,000 and $3.8 million in aggregate principal amount of our Convertible Notes in December 2018, April 2019 and September 2020, respectively.
During the year ended December 31, 2021, we converted $2.4 million in aggregate principal amount of our Convertible Notes held by certain holders for $3.8 million in cash and recorded $1.4 million for the reacquisition of the equity component. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The carrying values of the liability and equity components of the Convertible Notes are reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2020	December 31, 2021
Long-term liabilities:
Principal amount	$2,559	$—
Unamortized discount of liability component	(20)	—
Convertible Notes issuance costs, net of accumulated amortization of $63	(1)	—
Carrying value of the liability component	$2,538	$—

Carrying value of the equity component	$319	$—
The carrying value of the liability component and the carrying value of the equity component are recorded in Convertible subordinated notes due 2021 and Additional paid-in capital, respectively, on our Consolidated Balance Sheet at December 31, 2020.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Convertible Notes interest expense	$174	$149	$18
Convertible Notes accretion of debt discount	241	216	20
Convertible Notes amortization of debt issuance costs	24	20	1
The effective interest rate on the unamortized debt discount and debt issuance costs for both years ended December 31, 2020 and 2021 was 11.4% and 3.1%, respectively.
14. SENIOR NOTES
On May 13, 2021, we issued $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors in a private offering under Rule 144A and Regulation S of the Securities Act.
We used the proceeds of $395.5 million from the offering of the Senior Notes, which are net of a 1.125% debt discount of $4.5 million, together with cash on hand and borrowings under the Credit Facility, to redeem all of our existing $400.0 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Original Senior Notes”). We paid a premium of $19.9 million to redeem the Original Senior Notes on June 1, 2021 at a redemption price of 104.97% of the principal amount thereof, plus accrued and unpaid interest of $13.25 million. During the year ended December 31, 2021, we incurred $1.3 million in transaction costs related to the Senior Notes.
For the year ended December 31, 2021, we recognized a net loss of $23.7 million related to the redemption of the Original Senior Notes, which was recorded in Loss on extinguishment of debt. The loss is composed of the $19.9 million call premium, the write-off of $3.4 million in unamortized debt discount, the write-off of $1.8 million in unamortized debt issuance costs, offset by the write-off of $1.4 million in unamortized debt premium.
The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee (“Collateral Trustee”).
The Senior Notes bear interest at 4.25% per year. Interest on the Senior Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors.
We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. In addition, before May 15, 2024, we may redeem up to 40% of the aggregate principal amount of the Senior Notes outstanding using an amount of cash equal to the net proceeds of certain equity offerings, at a price of 104.25% of the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption; provided that (1) at least 50% of the aggregate principal amount of the Senior Notes (including any additional Senior Notes) outstanding under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Indenture remain outstanding immediately after the occurrence of such redemption (unless all Senior Notes are redeemed concurrently), and (2) each such redemption must occur within 180 days of the date of the consummation of any such equity offering.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 89 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for the year ended December 31, 2021 was 4.42% and 4.30%, respectively.
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2020	December 31, 2021
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt premium, net of accumulated amortization of $221	1,467	—
Debt discount, net of accumulated amortization of $1,293 and $301, respectively	(3,582)	(4,199)
Debt issuance costs, net of accumulated amortization of $496 and $86, respectively	(1,917)	(1,191)
Carrying value of the Senior Notes	$395,968	$394,610
The fair value of the Senior Notes, which are Level 2 measurements, was $401.6 million at December 31, 2021.
The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Original Senior Notes, issued in May 2018, for the year ended December 31, 2020 was 6.69%. The effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019, for year ended December 31, 2020 was 6.90%.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Senior Notes interest expense	$21,711	$26,500	$21,767
Senior Notes amortization of debt discount	493	528	504
Senior Notes amortization of debt premium	—	221	85
Senior Notes amortization of debt issuance costs	139	280	195

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate maturities of our Senior Notes for the next five years subsequent to December 31, 2021 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Carrying Value
Years ending December 31,
2022	$—	$(493)	$(493)
2023	—	(515)	(515)
2024	—	(539)	(539)
2025	—	(563)	(563)
2026	—	(588)	(588)
Thereafter	400,000	(1,501)	398,499
Total	$400,000	$(4,199)	$395,801
15. LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Years Ended December 31,
	Income Statement Classification	2019	2020	2021
Operating lease cost	Facilities and grounds expense(1)	$3,722	$3,795	$3,762
Short-term lease cost	Facilities and grounds expense(1)	250	185	193
Variable lease cost	Facilities and grounds expense(1)	27	39	160

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$498	$439	$438
Interest on lease liabilities	Interest expense	520	496	471
Total finance lease cost		1,018	935	909
Total lease cost		$5,017	$4,954	$5,024

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and Home office depreciation and amortization on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Cash paid for operating leases included in operating activities	$3,910	$3,383	$3,822
Cash paid for finance leases included in financing activities	872	828	835
Right-of-use assets obtained in exchange for new leases are as follows (in thousands):

	Years Ended December 31,
	2020	2021
Right-of-use assets obtained in exchange for new operating lease liabilities	$782	$(1,313)
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
During the year ended December 31, 2021, we received a leasehold improvement allowance of $1.4 million for the renovation of our home office space in Houston, Texas from our lessor. We recorded a leasehold improvement asset as property, plant and equipment and reduced our right-of-use asset by $1.4 million. The leasehold improvement allowance will be recognized prospectively by ratably reducing the lease expense over the remaining lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2020	December 31, 2021
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,201	$17,881

Finance lease right-of-use assets	Property, plant and equipment, net	6,770	6,770
Accumulated depreciation	Property, plant and equipment, net	(2,005)	(2,443)
Finance lease right-of-use assets, net		$4,765	$4,327

Operating lease current liabilities	Current portion of operating lease obligations	$2,082	$1,913
Finance lease current liabilities	Current portion of finance lease obligations	323	375
Total current lease liabilities		$2,405	$2,288

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$20,302	$18,520
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,531	5,157
Total non-current lease liabilities		$25,833	$23,677

Total lease liabilities		$28,238	$25,965
The average lease terms and discount rates at December 31, 2021 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	9.8	8.1%
Finance leases	12.1	8.2%
The aggregate future lease payments for operating and finance leases at December 31, 2021 are as follows (in thousands):

	Operating	Finance
Lease payments due:
2022	$3,470	$868
2023	3,342	860
2024	3,316	791
2025	3,161	736
2026	3,129	745
Thereafter	13,059	4,810
Total lease payments	$29,477	$8,810
Less: Interest	(9,044)	(3,278)
Present value of lease liabilities	$20,433	$5,532
At December 31, 2021, we had no additional significant operating or finance leases that had not yet commenced.
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
We have employment agreements with our executive officers and certain of our senior leadership. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
agreements generally renew automatically on an annual basis after their initial term has expired, with the exception of our Chairman of the Board and Chief Executive Officer, which does not renew after the current term expiring in February 2028.
At December 31, 2021, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting	Employment(a)	Total
Years ending December 31,
2022	$2,263	$719	$3,333	$6,315
2023	1,761	322	1,211	3,294
2024	1,186	148	900	2,234
2025	832	51	900	1,783
2026	458	—	900	1,358
Thereafter	308	—	1,012	1,320
Total	$6,808	$1,240	$8,256	$16,304

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term.
Defined Contribution Plan
We sponsor a defined contribution plan, a 401K plan, for the benefit of our employees. Matching contributions and plan administrative expenses totaled $2.0 million, $2.3 million and $2.5 million during the years ended December 31, 2019, 2020 and 2021, respectively. We do not offer any post-retirement or post-employment benefits.
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
Chinchilla v. Carriage Services, Inc., et al., Superior Court of California, San Joaquin County, Case No. STK-CV-UOE-2021-0004661. On May 19, 2021, a putative class action against the Company and several of our subsidiaries was filed. Plaintiff, a former employee, seeks monetary damages on behalf of himself and other similarly situated current and former non-exempt employees. Plaintiff claims that the Company failed to, among other things, pay minimum wages, provide meal and rest breaks, pay overtime, provide accurately itemized wage statements, reimburse employees for business expenses, and provide wages when due. See Note 24 to the Consolidated Financial Statements included herein for further discussion of the expected final settlement of this matter.
17. INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2020	2021
Current:
U. S. federal provision (benefit)	$(2,039)	$1,778	$8,848
State provision (benefit)	(195)	2,177	2,989
Total current provision (benefit)	$(2,234)	$3,955	$11,837
Deferred:
U. S. federal provision (benefit)	$8,056	$3,994	$(452)
State provision (benefit)	2,061	603	(240)
Total deferred provision (benefit)	$10,117	$4,597	$(692)
Total income tax provision	$7,883	$8,552	$11,145

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of income taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations is as follows (dollars in thousands):

	Years Ended December 31,
	2019		2020		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$4,707	21.0%	$5,175	21.0%	$9,304	21.0%
Effect of state income taxes, net of federal benefit	1,352	6.0	2,080	8.4	2,180	4.9
Effect of non-deductible expenses and other, net	947	4.2	460	1.9	(423)	(1.0)
Effect of divestitures and impairment of businesses	911	4.10	846	3.40	103	0.2
Change in valuation allowance, net of federal benefit	(34)	(0.2)	(9)	—	(19)	—
Total	$7,883	35.1%	$8,552	34.7%	$11,145	25.1%
The discrete tax adjustment for the year ended December 31, 2021 includes a $1.2 million excess tax benefit related to share-based payments and other adjustments including return to provision analysis and state legislative changes.
We are subject to taxation in the United States and various states. As of December 31, 2021, tax years 2013 to 2020 are subject to examination by taxing authorities. On May 10, 2017, we filed amended federal returns for the tax years ended December 31, 2013, 2014 and 2015, which generated refunds of $1.9 million. The amended returns are under audit and as a result, the administrative processing of the carryback claims requires that the statute for tax years 2013 to 2015 remains open.
On June 30, 2020, we filed a carryback claim for a refund for the tax year ended December 31, 2018 for $7.0 million. The requested refund was received on August 7, 2020. As our refund claim filed for the tax year 2018 exceeded $5 million, our 2018 federal return is under IRS under audit as required in order to receive Joint Committee approval for the refund.
On November 3, 2020, we filed a carryback claim for refund for the tax year ended December 31, 2019 for $1.2 million, which has not yet been received. On December 4, 2020, we filed an amended federal return for the tax year ended December 31, 2018, in order to take full advantage of the CARES Act legislative changes. The changes reported in the amended return resulted in additional $2.3 million of loss. The additional losses generated from the amended filing will be administratively carried back and processed as part of the Joint Committee review of the 2018 carryback claim.
The majority of the NOLs generated in tax years 2018 and 2019 are primarily the result of filing non-automatic accounting method changes relating to cemetery property and merchandise and services deferred revenue. These losses were carried back 5 years to tax years in which the enacted federal rate was 35%, under the CARES Act.
On October 11, 2021, we received an adverse ruling from the IRS for the accounting method change filed in 2018 for revenue recognition of cemetery property. Approval is still pending for the accounting method change filed for revenue recognition of cemetery merchandise and services. Upon receiving the adverse ruling on the revenue recognition of cemetery property accounting method change, we filed an automatic method change on Form 3115, to adopt the IRS’ preferred revenue recognition method for cemetery property. The accounting method change application was submitted under the “three-month window” rule, which would grant audit protection for the cumulative effect of the adverse ruling for revenue recognition of cemetery property, at the discretion of the IRS agent conducting the audit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2020	2021
Deferred income tax assets:
Net operating loss carryforwards	$1,570	$1,268
Interest expense limitation	18	2,777
Tax credit carryforwards	100	88
State depreciation	1,264	1,195
Accrued and other liabilities	6,313	7,552
Amortization of non-compete agreements	1,117	1,172
Prepaid and other assets	741	616
Total deferred income tax assets	11,123	14,668
Less valuation allowance	(222)	(198)
Total deferred income tax assets	$10,901	$14,470
Deferred income tax liabilities:
Depreciation and amortization	$(50,946)	$(56,030)
Preneed liabilities	(6,427)	(4,224)
Convertible Notes	(5)	—
Total deferred income tax liabilities	(57,378)	(60,254)
Total net deferred tax liabilities	$(46,477)	$(45,784)
Our deferred tax assets and liabilities, along with related valuation allowances, are classified as non-current on our Consolidated Balance Sheet at December 31, 2020 and 2021.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more-likely-than not that the tax benefits will be realized. We recognized an immaterial net decrease in our valuation allowance during 2020 and 2021.
For state reporting purposes, we have $24.4 million of net operating loss carryforwards that will expire between 2022 and 2041, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more-likely-than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2021 was attributable to the deferred tax asset related to a portion of the state operating losses.
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
At December 31, 2021, the Company’s unrecognized tax benefits reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property and not yet receiving the IRS approval of the cemetery merchandise and services accounting method change filed in 2018. Our unrecognized tax benefit reserve for the years ended December 31, 2020 and 2021 was $3.7 million and $3.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Unrecognized tax benefit at beginning of year	$—	$691	$3,656
Gross increases - tax positions in prior period	691	—	—
Gross decreases - tax positions in prior period	—	(691)	—
Gross increases - tax positions in current period	—	3,656	105
Unrecognized tax benefit at end of year	$691	$3,656	$3,761
At December 31, 2021, we expect that the $3.8 million of unrecognized tax benefit will be recognized in the next twelve months. We recognize interest accrued related to unrecognized tax benefit as income tax expense. As of December 31, 2021, we accrued $0.1 million of interest related to the unrecognized tax benefit.
18. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 26,020,494 and 26,264,245 shares issued and 17,995,155 and 15,331,923 shares outstanding, net of 8,025,339 and 10,932,322 shares held in treasury at par, at December 31, 2020 and 2021, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2021, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (as amended, the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The 2017 Plan expires on May 17, 2027. All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (our “Board”).
At December 31, 2021, we had 2,427,279 shares available to issue under our 2017 Plan. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Year Ended December 31,
	2020		2021
	Shares	Fair Value	Shares	Fair Value
Granted(1)	10,200	$255	9,300	$324
Returned for payroll taxes	10,588	$250	10,399	$375
Cancelled	—	$—	966	$27

(1)
Restricted stock granted during the years ended December 31, 2020 and 2021 will vest over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $25.00 and $34.79, respectively.

A summary of the status of unvested restricted stock as of December 31, 2021, and changes during 2021, is presented below:

Restricted stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	45,130	$23.34
Granted	9,300	34.79
Vested	(30,821)	23.81
Cancelled	(966)	28.18
Unvested at December 31, 2021	22,643	$27.21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for restricted stock awards of $828,000, $735,000 and $390,000 for the years ended December 31, 2019, 2020 and 2021, respectively.
At December 31, 2021, we had $616,000 of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of 1.2 years.
Stock Options
During the year ended December 31, 2021, we granted 150,000 options to a certain key employee at a weighted average price of $34.79. These options will vest when the price of our common stock closes at or above $53.39 (50,000 options) and $77.34 (100,000 options) for three consecutive days within the ten-year term and the employee has remained continuously employed by us through such date. The fair value of these options was $1.7 million and was calculated using the Monte-Carlo simulation pricing model.
During the year ended December 31, 2021, our stock price closed at or above $53.39 for three consecutive days, which triggered the vesting of the 50,000 options granted during 2021. As a result, we accelerated the recognition of the grant date fair value of these options and recognized stock-based compensation expense of $511,000 during the year ended December 31, 2021. Additionally, we recognized an additional $129,000 of stock-based compensation expense when we accelerated 12,980 options in connection with the resignation of an employee in accordance with the terms of the separation agreement we entered into in connection with such resignation.
Additional stock option activity is as follows (in thousands, except shares):

	Year Ended December 31,
	2020		2021
	Shares	Fair Value	Shares	Fair Value
Granted(1)	20,000	$92	701,400	$7,115
Cancelled	146,034	$846	74,688	$722

(1)
Stock options granted during the years ended December 31, 2020 and 2021 had a weighted average price of $18.02 and $34.79, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2020 vest over a three-year period and have a ten-year term. The options granted in 2021 vest over a five-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

	Year Ended December 31,
	2020		2021
	Shares	Cash	Shares	Cash
Exercised(1)	40,365	N/A	423,294	N/A
Returned for option price(2)	18,640	$19	211,088	$1,013
Returned for payroll taxes(3)	2,954	$89	43,534	$2,272

(1)
Stock options exercised during the years ended December 31, 2020 and 2021 had a weighted average exercise price of $13.72 and $21.99, respectively, with an aggregate intrinsic value of $0.5 million and $8.2 million, respectively.

(2)	Represents cash received for the payment of the option price.
(3)	Represents cash withheld for the payment of payroll taxes.
Stock options are granted with an exercise price equal to the closing price of our common stock on the date of grant. All of the options granted and outstanding under this plan have either a seven or ten-year term. We utilized the Black-Scholes option pricing model and Monte-Carlo simulation pricing model for estimating the fair value of our stock options. These models allow for the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in these valuation models is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of the options granted using the Monte-Carlo simulation pricing model was estimated on the date of grant with the following assumptions:

Year ended December 31, 2021
Awards granted	150,000
Dividend yield	1.15%
Expected volatility	34.08%
Risk-free interest rate	1.29%
The fair value of the options granted using the Black-Scholes option pricing model was estimated on the date of grant with the following assumptions:

	Years Ended December 31,
	2019	2020	2021
Awards granted	100,000	20,000	701,400
Dividend yield	1.23%	1.67%	1.15%
Expected volatility	27.45%	38.54%	36.72%
Risk-free interest rate	1.65%	0.25%	0.57%
Expected holding period (years)	5.0	3.7	5.0
Black-Scholes value	$5.70	$4.61	$10.14
A summary of the stock options at and changes during the three years ended December 31, 2021 is presented in the table below (shares in thousands):

	Years Ended December 31,
	2019		2020		2021
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Outstanding at January 1	1,523	$21.95	1,078	$23.22	912	$23.40
Granted	100	$24.35	20	$18.02	851	$34.79
Exercised	(247)	$17.37	(40)	$13.72	(423)	$21.99
Cancelled or expired	(298)	$21.96	(146)	$23.97	(75)	$33.56
Outstanding at December 31	1,078	$23.22	912	$23.40	1,265	$30.94
Exercisable at December 31	643	$22.02	668	$22.90	426	$25.71
A summary of the intrinsic value of stock options exercised and the fair value of stock options vested for the three years ended December 31, 2021 is presented in the table below (in thousands):

	Years Ended December 31,
	2019	2020	2021
Intrinsic value of options exercised	$1,197	$517	$8,229
Fair value of stock options vested	$853	$735	$1,413
The following table further describes our outstanding stock options at December 31, 2021:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/21	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/21	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$18.02 - $18.02	13,333	3.48	$18.02	—	—	$—
$20.06 - $26.54	464,921	5.18	$24.80	375,793	5.07	$24.51
$34.79 - $34.79	786,900	9.14	$34.79	50,000	9.14	$34.79
$18.02 - $34.79	1,265,154	7.63	$30.94	425,793	5.55	$25.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate intrinsic value of the outstanding and exercisable stock options was $42.4 million and $16.5 million, respectively, at December 31, 2021. We had $6.1 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted average period of approximately 4.79 years at December 31, 2021.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for stock options, including the accelerated stock options discussed above of $682,000, $669,000 and $2,355,000 for the years ended December 31, 2019, 2020 and 2021, respectively.
Performance Awards
During the year ended December 31, 2020, we issued 237,500 performance awards to certain employees, payable in shares, with a fair value of $2.8 million. On May 19, 2020, we cancelled all performance award agreements previously awarded to all individuals during 2019, as well as the 237,500 performance awards previously granted in 2020. Concurrently with the cancellation of those performance awards, the Compensation Committee of the Board approved 368,921 new performance awards to be issued to certain employees. These new performance awards were treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation expense. These awards will vest (if at all) on December 31, 2024, provided that the Company’s common stock reaches the predetermined growth targets for a sustained period beginning on the grant date and ending on December 31, 2024.
On June 1, 2021, we amended the performance award agreements granted on May 19, 2020 for three of our executives. The amendment increased the amount of performance awards payable in shares for the last three predetermined growth targets. It was treated as a modification of the original performance award agreement and resulted in an additional $2.6 million of incremental compensation expense, expected to be recognized over the remaining term of 36 months.
Additional performance award activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2020		2021
	Shares	Fair Value	Shares	Fair Value
Granted	30,743	$733	55,302	$2,116
Cancelled	33,538	$631	55,896	$799
A summary of the new performance award and changes during the year ended December 31, 2021 is presented in the table and below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value
At January 1, 2021	366,124	$10.89
Granted	55,302	38.27
Amended	70,236	36.36
Cancelled	(55,896)	14.29
At December 31, 2021	435,766	$21.76
The following table reflects the new performance awards granted during the year ended December 31, 2021, their respective fair values and the assumptions utilized in the Monte-Carlo simulation pricing model:

Grant date	April 16, 2021	June 1, 2021	August 12, 2021	September 15, 2021	November 29, 2021
Simulation period (years)	3.71	3.58	3.39	3.29	3.09
Share price at grant date	$35.83	$38.78	$39.48	$45.27	$51.15
Expected volatility	41.17%	41.79%	42.85%	43.44%	45.50%
Risk-free interest rate	0.52%	0.46%	0.53%	0.49%	0.85%
At December 31, 2021, there was $7.2 million of unrecognized compensation cost related to performance awards expected to be recognized over a weighted average period of 36 months. If all of the predetermined growth targets are met as of December 31, 2024, a total of 1,052,532 shares of common stock would be awarded to participants under this program.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for performance awards of $196,000, $894,000 and $1,573,000 during the years ended December 31, 2019, 2020 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter).
ESPP activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2019		2020		2021
	Shares	Price	Shares	Price	Shares	Price
ESPP	73,731	$13.18	71,908	$16.71	61,904	$26.32
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for our ESPP of $292,000, $434,000 and $552,000 during the years ended December 31, 2019, 2020 and 2021, respectively.
The fair values of the right to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	Years Ended December 31,
	2019	2020	2021
Dividend yield	1.4%	1.5%	0.01%
Expected volatility	36.1%	48.6%	48.1%
Risk-free interest rate	2.42%, 2.51%, 2.56%, 2.60%	1.54%, 1.57%, 1.57%,1.56%	0.09%, 0.09%, 0.10%, 0.10%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Good To Great Incentive Program
We did not issue any shares of common stock in 2021 related to our Good To Great program.
On February 19, 2020, we issued 17,991 shares of our common stock to certain employees, which were valued at $449,000 at a grant date stock price of $25.00.
During 2019, we issued 14,844 shares of our common stock to certain employees, which were valued at $294,000 at a grant date stock price of $19.92.
Non-Employee Director and Board Advisor Compensation
Our Director Compensation Policy provides that each independent director is entitled to a quarterly retainer of $35,000 payable in cash and/or unrestricted shares of our common stock at the end of each quarter. The Lead Director and chairman of our Audit Committee are entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 each at the end of each quarter, and the chairman of our Corporate Governance and Compensation Committees are entitled to an additional annual retainer of $5,000, payable in quarterly installments of $1,250 each at the end of each quarter. Any new independent director will receive upon admission to the Board a grant of $25,000 (in addition to the independent director annual retainer prorated at the time the new director is admitted to the Board) which can be taken in cash or unrestricted shares of our common stock. The Board Advisor is entitled to a quarterly retainer of $18,750 payable in cash and/or unrestricted shares of our common stock at the end of each quarter. The number of shares of such common stock will be determined by dividing the cash amount by the closing price of our common stock on the date of grant, which will be the date of admission to the Board.
On May 17, 2021, James R. Schenck provided notice of his resignation from the Board effective on that date. He served as the chairman of the Corporate Governance Committee and as a member of the Audit Committee and the Compensation Committee. On June 1, 2021, the Board appointed Dr. Achille Messac to be the chairman of the Corporate Governance Committee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2019		2020		2021
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors	7,458	$155	30,883	$654	14,744	$622
Advisor to the Board	—	$—	967	$20	466	$20

(1)	Common stock granted during the years ended December 31, 2019, 2020 and 2021 had a weighted average price of $20.78, $21.16 and $42.14, respectively.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $455,000, $889,000 and $858,000 during the years ended December 31, 2019, 2020 and 2021, respectively.
Cash Dividends
On October 27, 2021, our Board approved an annual increase of $0.05 per share for a total annual dividend of $0.45 per share beginning with the dividend declaration in the fourth quarter.
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783
December 1st	$0.1125	$1,873

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569
December 1st	$0.1000	$1,797
19. SHARE REPURCHASE PROGRAM
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act.
On May 18, 2021, July 26, 2021 and October 27, 2021, our Board increased our share repurchase authorization by an additional $25.0 million, $25.0 million and $75.0 million, respectively, that including amounts previously authorized and outstanding, totaled up to $190.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value in thousands):

	Years Ended December 31,
	2019	2020	2021
Number of Shares Repurchased(1)	400,000	—	2,906,983
Average Price Paid Per Share	$19.39	$—	$49.01
Dollar Value of Shares Repurchased(1)	$7,756	$—	$142,469

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2021, we had $8.1 million remaining available for repurchase under our authorized program.
See Note 24 to the Consolidated Financial Statements included herein for additional information related to our share repurchases.

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
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2019	2020	2021
Numerator for basic and diluted earnings per share:
Net income	$14,533	$16,090	$33,159
Less: Earnings allocated to unvested restricted stock	(62)	(46)	(53)
Income attributable to common stockholders	$14,471	$16,044	$33,106

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,877	17,872	17,409
Effect of dilutive securities:
Stock options	118	196	475
Convertible Notes	10	9	—
Performance awards	—	—	382
Denominator for diluted earnings per common share - weighted average shares outstanding	18,005	18,077	18,266

Basic earnings per common share	$0.81	$0.90	$1.90
Diluted earnings per common share	$0.80	$0.89	$1.81
The fully diluted weighted average shares outstanding for the years ended December 31, 2019 and 2020, and the corresponding calculation of fully diluted earnings per share, included approximately 10,000 and 9,000 shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. At December 31, 2021, we had no Convertible Notes outstanding.
For the year ended December 31, 2019, there were 338,440 stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the years ended December 31, 2020 and 2021, no stock options were excluded from the computation of diluted earnings per share.
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At December 31, 2021, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Year Ended, December 31, 2021
	Funeral	Cemetery	Total
Services	$164,082	$16,490	$180,572
Merchandise	92,023	13,741	105,764
Cemetery property	—	61,957	61,957
Other revenue	13,982	13,611	27,593
Total	$270,087	$105,799	$375,886

Year Ended, December 31, 2020
	Funeral	Cemetery	Total
Services	$150,283	$14,701	$164,984
Merchandise	84,787	10,778	95,565
Cemetery property	—	44,065	44,065
Other revenue	14,068	10,766	24,834
Total	$249,138	$80,310	$329,448

Year Ended, December 31, 2019
	Funeral	Cemetery	Total
Services	$131,636	$10,918	$142,554
Merchandise	75,682	7,665	83,347
Cemetery property	—	31,167	31,167
Other revenue	9,550	7,489	17,039
Total	$216,868	$57,239	$274,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents operating income (loss), income (loss) before income taxes, depreciation and amortization, interest expense, income tax expense (benefit), total assets, long-lived assets, goodwill, capital expenditures and number of operating locations by segment (in thousands, except number of operating locations):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
2021	$88,591	$40,353	$(35,284)	$93,660
2020	57,622	26,859	(27,254)	57,227
2019	58,756	15,983	(27,296)	47,443
Income (loss) before income taxes:
2021	$88,015	$40,473	$(84,184)	$44,304
2020	56,875	27,087	(59,320)	24,642
2019	58,844	16,025	(52,453)	22,416
Depreciation and amortization:
2021	$11,062	$8,217	$1,241	$20,520
2020	11,586	6,376	1,427	19,389
2019	11,128	5,227	1,416	17,771
Interest expense:
2021	$835	$—	$24,610	$25,445
2020	1,004	13	31,498	32,515
2019	1,142	—	24,380	25,522
Income tax expense (benefit):
2021	$22,141	$10,181	$(21,177)	$11,145
2020	19,738	9,401	(20,587)	8,552
2019	20,694	5,635	(18,446)	7,883
Total assets:
2021	$769,539	$390,344	$18,748	$1,178,631
2020	764,535	366,964	14,326	1,145,825
2019	790,459	314,413	24,883	1,129,755
Long-lived assets:
2021	$611,181	$176,398	$3,839	$791,418
2020	619,588	172,122	995	792,705
2019	650,179	145,158	1,303	796,640
Goodwill:
2021	$344,823	$47,149	$—	$391,972
2020	345,829	47,149	—	392,978
2019	361,451	36,841	—	398,292
Capital expenditures:
2021	$11,511	$9,704	$3,668	$24,883
2020	6,997	7,025	1,176	15,198
2019	8,403	5,772	1,204	15,379
Number of operating locations at year end:
2021	170	31	—	201
2020	178	32	—	210
2019	186	31	—	217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTARY DATA
Balance Sheet
The detail of certain balance sheet accounts is as follows (in thousands):

	December 31,
	2020	2021
Prepaids and other current assets:
Prepaid expenses	$1,919	$2,215
Federal income tax receivable	—	4,064
Other current assets	157	125
Total prepaid and other current assets	$2,076	$6,404

Current portion of debt and lease obligations:
Acquisition debt	$1,027	$521
Finance lease obligations	323	375
Operating lease obligations	2,082	1,913
Total current portion of debt and lease obligations	$3,432	$2,809

Accrued and other liabilities:
Incentive compensation	$11,139	$19,121
Insurance	3,016	4,089
Unrecognized tax benefit	3,656	3,761
Vacation	3,271	3,334
Natural disaster liability	—	2,628
Interest	2,291	2,250
Salaries and wages	1,392	2,193
Employer payroll tax deferral	1,773	1,773
Employee meetings and award trips	801	1,462
Income tax payable	798	485
Commissions	634	684
Perpetual care trust payable	908	389
Ad valorem and franchise taxes	435	450
Other accrued liabilities	1,024	1,154
Total accrued and other liabilities	$31,138	$43,773

Other long-term liabilities:
Incentive compensation	$2,975	$1,291
Employer payroll tax deferral	1,773	—
Severance	—	128
Total other long-term liabilities	$4,748	$1,419
23. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2019	2020	2021
Cash paid for interest and financing costs	$23,870	$30,935	$24,127
Cash paid (refunded) for taxes	378	(4,457)	16,110
Unsettled share repurchases	1,396	—	2,429
Fair value of donated real property	—	—	635
24. SUBSEQUENT EVENTS
On January 5, 2022, the Company and the Plaintiff, a former employee, mediated the Chinchilla v. Carriage Services, Inc., et al., matter and executed a Memorandum of Understanding for class settlement in the amount of $1.0 million. The parties will seek preliminary approval of the class settlement after executing a long-form class settlement agreement. At December 31, 2021, we accrued $1.1 million for the expected settlement amount and associated legal fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 23, 2022, our Board increased our share repurchase program authorization by an additional $75 million. Prior to the Board’s approval of the increase, at December 31, 2021, we had $8.1 million remaining available for repurchase under our authorized program. At February 23, 2022, we had $83.1 million of share repurchase authorization remaining under the revised repurchase program.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2019:
Allowance for bad debts, current portion	$769	$1,088	$1,008	$849
Allowance for bad debts of preneed cemetery receivables, non-current portion	$1,227	$532	$469	$1,290
Employee severance accruals	$1,141	$1,265	$1,569	$837
Valuation allowance of the deferred tax asset	$276	$—	$43	$233

Year ended December 31, 2020:
Allowance for credit losses, current portion	$849	$1,617	$1,179	$1,287
Allowance for credit losses of preneed cemetery receivables, non-current portion	$1,290	$701	$347	$1,644
Employee severance accruals	$837	$596	$1,271	$162
Valuation allowance of the deferred tax asset	$233	$—	$11	$222

Year ended December 31, 2021:
Allowance for credit losses, current portion	$1,287	$1,240	$1,537	$990
Allowance for credit losses of preneed cemetery receivables, non-current portion	$1,644	$543	$1,108	$1,079
Employee severance accruals	$162	$1,431	$952	$641
Valuation allowance of the deferred tax asset	$222	$—	$24	$198

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2021 (the end of the period covered by this Annual Report on Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2021, as stated in their report that is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ C. Benjamin Brink
C. Benjamin Brink
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
March 2, 2022

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
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
The information required by Item 10 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,265,154	$30.94	2,427,279
Equity compensation plans not approved by security holders	—	—	—
Total	1,265,154	$30.94	2,427,279

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated in this Annual Report on Form 10-K by reference to our definitive proxy statement or an amendment to this Annual Report on Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2021.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
    (1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:
    (2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	95
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
    (3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2022 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation, as amended, of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1996, filed on March 20, 1997.

3.2
Certificate of Amendment dated May 7, 1997. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 1997, filed on November 14, 1997.

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002, filed on August 13,2002.

*3.4	Second Amended and Restated By-Laws of Carriage Services, Inc. dated July 28, 2021.

4.1
Indenture, dated as of May 13, 2021, among the Company, the Guarantors (as defined therein) and Wilmington Trust, National Association, as Trustee. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2021.

4.2	Form of 4.25% Senior Notes due 2029 (included with the Indenture filed as Exhibit 4.1). Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 13, 2021.

4.3	Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012. †

4.4
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed March 5, 2014. †

4.5
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013. †

4.6
First Amendment to the Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018. †

4.7
Second and Third Amendments to the Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A and B, respectively, to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021 and Amendment No. 1 to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2021. †

4.8	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

4.9
First Amendment to the Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 and Amendment No. 1 to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2021.†

*4.10	Summary of Securities Registered under Section 12.

10.1	Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000. †

*10.2	Director Compensation Policy dated February 19, 2020. †

10.3
Form of Incentive Stock Option Agreement under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.4
Form of Restricted Stock Agreement under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013. †

10.5
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.6
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.7
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017. †

10.8
Employment Agreement dated November 5, 2019, by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019.†

10.9
First Amendment to Employment Agreement dated February 17, 2021 by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021. †

10.10	Form of First Amendment to Employment Agreement Consideration $77.34 Option Grant dated February 17, 2021 by and between the Company and Melvin C. Payne. †

10.11	Form of First Amendment to Employment Agreement Consideration $53.39 Option Grant dated February 17, 2021 by and between the Company and Melvin C. Payne. †

10.12
Employment Agreement dated November 5, 2019, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.13
Employment Agreement dated November 5, 2019, by and between the Company and Paul Elliott. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.14
Employment Agreement dated November 5, 2019, by and between the Company and Carl Benjamin Brink. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

*10.15	Employment Agreement dated November 5, 2019, by and between the Company and Steven D. Metzger. †

*10.16	Employment Agreement dated June 25, 2020, by and between the Company and Carlos Quezada. †

*10.17	First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Carl Benjamin Brink. †

*10.18	First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Steven D. Metzger. †

*10.19	First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Carlos Quezada. †

10.20
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2020. †

*10.21	Form of First Amendment to Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan dated as of June 1, 2021. †

10.23
First Amended and Restated Credit Agreement dated as of May 13, 2021, among Carriage Services, Inc., the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021.

10.24
First Amendment and Commitment Increase to First Amended and Restated Credit Agreement dated as of November 22, 2021, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2021.

10.25	Form of Notes Repurchase Agreement, Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2020.

10.26
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
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2022.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	March 2, 2022

/s/ C. Benjamin Brink	Executive Vice President, Chief Financial Officer and Treasurer	March 2, 2022
C. Benjamin Brink	(Principal Financial Officer)

/s/ Adeola Olaniyan	Corporate Controller and Principal Accounting Officer	March 2, 2022
Adeola Olaniyan

/s/ Donald D. Patteson Jr.	Director	March 2, 2022
Donald D. Patteson Jr.

/s/ Barry K. Fingerhut	Director	March 2, 2022
Barry K. Fingerhut

/s/ Bryan D. Leibman	Director	March 2, 2022
Bryan D. Leibman

/s/ Douglas Meehan	Director	March 2, 2022
Douglas Meehan

/s/ Achille Messac	Director	March 2, 2022
Achille Messac