Form 10-Q
period 2022-03-31
CARRIAGE SERVICES INC
filed 2022-05-03
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 29, 2022 was 14,889,053.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	December 31, 2021	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$887
Accounts receivable, net	25,314	25,570
Inventories	7,346	7,645
Prepaid and other current assets	6,404	4,005
Total current assets	40,212	38,107
Preneed cemetery trust investments	100,903	102,533
Preneed funeral trust investments	113,658	113,332
Preneed cemetery receivables, net	23,150	22,561
Receivables from preneed funeral trusts, net	19,009	19,160
Property, plant and equipment, net	269,367	271,175
Cemetery property, net	100,701	101,646
Goodwill	391,972	391,071
Intangible and other non-current assets, net	29,378	29,617
Operating lease right-of-use assets	17,881	17,622
Cemetery perpetual care trust investments	72,400	73,525
Total assets	$1,178,631	$1,180,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$2,809	$2,895
Accounts payable	14,205	13,573
Accrued and other liabilities	43,773	31,345
Total current liabilities	60,787	47,813
Acquisition debt, net of current portion	3,979	3,935
Credit facility	153,857	172,746
Senior notes	394,610	394,765
Obligations under finance leases, net of current portion	5,157	5,052
Obligations under operating leases, net of current portion	18,520	18,181
Deferred preneed cemetery revenue	50,202	51,064
Deferred preneed funeral revenue	30,584	30,891
Deferred tax liability	45,784	45,860
Other long-term liabilities	1,419	1,309
Deferred preneed cemetery receipts held in trust	100,903	102,533
Deferred preneed funeral receipts held in trust	113,658	113,332
Care trusts’ corpus	71,156	72,847
Total liabilities	1,050,616	1,060,328
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,264,245 and 26,311,575 shares issued, respectively and 15,331,923 and 14,889,253 shares outstanding, respectively	263	263
Additional paid-in capital	236,809	238,423
Retained earnings	135,462	151,864
Treasury stock, at cost; 10,932,322 and 11,422,322 shares, respectively	(244,519)	(270,529)
Total stockholders’ equity	128,015	120,021
Total liabilities and stockholders’ equity	$1,178,631	$1,180,349
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended March 31,
	2021	2022
Revenue:
Service revenue	$47,757	$49,737
Property and merchandise revenue	41,896	41,612
Other revenue	6,984	6,812
	96,637	98,161
Field costs and expenses:
Cost of service	20,967	22,104
Cost of merchandise	28,520	29,325
Cemetery property amortization	1,517	1,332
Field depreciation expense	3,136	3,297
Regional and unallocated funeral and cemetery costs	6,073	6,347
Other expenses	1,363	1,278
	61,576	63,683
Gross profit	35,061	34,478
Corporate costs and expenses:
General, administrative and other	9,123	8,560
Net (gain) loss on divestitures, disposals and impairments charges	(308)	767
Operating income	26,246	25,151

Interest expense	(7,584)	(5,542)
Accretion of discount on convertible subordinated notes	(20)	—
Gain on insurance reimbursements	—	1,899
Other, net	(68)	(24)
Income before income taxes	18,574	21,484
Expense for income taxes	(5,758)	(5,704)
Tax adjustment related to discrete items	117	622
Total expense for income taxes	(5,641)	(5,082)
Net income	$12,933	$16,402

Basic earnings per common share:	$0.72	$1.07
Diluted earnings per common share:	$0.71	$1.00

Dividends declared per common share:	$0.100	$0.1125

Weighted average number of common and common equivalent shares outstanding:
Basic	17,965	15,244
Diluted	18,199	16,369
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended March 31,
	2021	2022
Cash flows from operating activities:
Net income	$12,933	$16,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,942	4,783
Provision for credit losses	588	837
Stock-based compensation expense	1,307	1,607
Deferred income tax expense	1,514	76
Amortization of intangibles	320	318
Amortization of debt issuance costs	193	122
Amortization and accretion of debt	100	121
Net loss on divestitures, disposals and impairment charges	21	767
Gain on insurance reimbursements	—	(1,899)

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(1,521)	(504)
Inventories, prepaid and other current assets	(153)	2,913
Intangible and other non-current assets	(291)	(340)
Preneed funeral and cemetery trust investments	(2,952)	(201)
Accounts payable	(1,712)	(987)
Accrued and other liabilities	6,853	(9,999)
Deferred preneed funeral and cemetery revenue	1,183	628
Deferred preneed funeral and cemetery receipts held in trust	3,486	1,157
Net cash provided by operating activities	26,811	15,801

Cash flows from investing activities:
Acquisitions of real estate	(350)	(2,575)
Proceeds from divestitures and sale of other assets	2,800	1,026
Proceeds from insurance reimbursements	—	676
Capital expenditures	(4,347)	(6,883)
Net cash used in investing activities	(1,897)	(7,756)

Cash flows from financing activities:
Borrowings from the credit facility	15,168	70,700
Payments against the credit facility	(34,068)	(51,900)
Conversions and maturity of the convertible notes	(3,980)	—
Payments on acquisition debt and obligations under finance leases	(233)	(100)
Payments on contingent consideration recorded at acquisition date	(461)	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	625	663
Taxes paid on restricted stock vestings and exercise of stock options	(642)	(289)
Dividends paid on common stock	(1,799)	(1,725)
Purchase of treasury stock	—	(25,655)
Other financing costs	(7)	—
Net cash used in financing activities	(25,397)	(8,306)

Net decrease in cash and cash equivalents	(483)	(261)
Cash and cash equivalents at beginning of period	889	1,148
Cash and cash equivalents at end of period	$406	$887
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net income	—	—	—	12,933	—	12,933
Issuance of common stock from employee stock purchase plan	18	1	478	—	—	479
Issuance of common stock to directors and board advisor	5	—	177	—	—	177
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	30	—	(148)	—	—	(148)
Cancellation and surrender of restricted common stock	(9)	—	(347)	—	—	(347)
Stock-based compensation expense	—	—	1,130	—	—	1,130
Dividends on common stock	—	—	(1,799)	—	—	(1,799)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Balance – March 31, 2021	18,048	$261	$238,056	$115,236	$(102,050)	$251,503

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net income	—	—	—	16,402	—	16,402
Issuance of common stock from employee stock purchase plan	13	—	603	—	—	603
Issuance of common stock to directors and board advisor	3	—	147	—	—	147
Exercise of stock options	9	—	(22)	—	—	(22)
Cancellation and surrender of restricted common stock	(5)	—	(207)	—	—	(207)
Stock-based compensation expense	—	—	1,460	—	—	1,460
Dividends on common stock	—	—	(1,725)	—	—	(1,725)
Treasury stock acquired	(490)	—	—	—	(26,010)	(26,010)
Other	27	—	1,358	—	—	1,358
Balance – March 31, 2022	14,889	$263	$238,423	$151,864	$(270,529)	$120,021
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 70% of our revenue and Cemetery Operations, which currently account for approximately 30% of our revenue. At March 31, 2022, we operated 168 funeral homes in 26 states and 31 cemeteries in 11 states.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited consolidated financial statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim consolidated financial statements are unaudited but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2021 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
Atneed cemetery receivables and preneed cemetery receivables with payments expected to be received within one year from the balance sheet date are also recorded in Accounts receivable, net. Preneed cemetery receivables with payments expected to be received beyond one year from the balance sheet date are recorded in Preneed cemetery receivables, net. Our cemetery receivables generally consist of preneed sales of cemetery interment rights and related products and services, which are typically financed through interest-bearing installment sales contracts, generally with terms of up to five years, with such interest income reflected as Other revenue. In substantially all cases, we receive an initial down payment at the time the contract is signed.
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
We did not acquire any businesses in the three months ended March 31, 2021 and 2022.
Divested Operations
Prior to divesting a funeral home or cemetery, we first determine whether the sale of the net assets and activities (together referred to as a “set”) qualifies as a business. First, we perform a screen test to determine if the set is not a business. The principle of the screen is that if substantially all of the fair value of the gross assets sold resides in a single asset or group of similar assets, the set is not a business. If the screen is not met, we perform an assessment to determine if the set is a business by evaluating whether the set has both inputs and a substantive process that together significantly contribute to the ability to create outputs. When both inputs and a substantive process are present then the set is determined to be a business and we consider the accounting treatment of goodwill for that set (see discussion of Goodwill below). Goodwill is only allocated to the sale if the set is considered to be a business.
During the three month ended March 31, 2022, we sold two funeral homes for an aggregate of $0.9 million. During the three months ended March 31, 2021, we sold one funeral home for $1.5 million and merged 1 funeral home with another business we own in an existing market.
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
Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. In addition to our intangible assets annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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
See Notes 6 and 7 to the Consolidated Financial Statements herein for additional information related to preneed and perpetual care trust funds.
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
Long-lived assets, such as property, plant and equipment and right-of-use assets (see discussion of Leases below) are reported at the lower of their carrying amount or fair value and are reviewed for impairment whenever events, such as significant negative industry or economic trends or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2021	March 31, 2022
Land	$82,095	$83,282
Buildings and improvements	240,387	242,160
Furniture, equipment and automobiles	73,377	67,831
Property, plant and equipment, at cost	395,859	393,273
Less: accumulated depreciation	(126,492)	(122,098)
Property, plant and equipment, net	$269,367	$271,175
During the three months ended March 31, 2022, we acquired real property for $2.6 million. We also divested two funeral homes that had a carrying value of property, plant and equipment of $0.7 million, which was included in the loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, described in Note 4 to the Consolidated Financial Statements included herein.
During the three months ended March 31, 2021, we sold real property for $1.3 million, with a carrying value of $1.0 million, resulting in a gain on the sale of $0.3 million and we divested one funeral home that had a carrying value of property, plant and equipment of $0.4 million. These gains were included in the gain on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges.
Our growth and maintenance capital expenditures totaled $2.9 million and $4.6 million for the three months ended March 31, 2021 and 2022, respectively, for property, plant and equipment. In addition, we recorded depreciation expense of $3.4 million for both the three months ended March 31, 2021 and 2022.
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
Cemetery property was $100.7 million and $101.6 million, net of accumulated amortization of $53.1 million and $54.4 million at December 31, 2021 and March 31, 2022, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures totaled $1.5 million and $2.3 million for the three months ended March 31, 2021 and 2022, respectively, for cemetery property development. We recorded amortization expense for cemetery interment rights of $1.5 million and $1.3 million for the three months ended March 31, 2021 and 2022, respectively.
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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. The excess tax benefit and tax deficiencies are recorded within Tax adjustment related to discrete items on our Consolidated Statements of Operations and the excess tax benefits or deficiencies related to share-based payments are included in operating cash flows on the Consolidated Statements of Cash Flows.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of March 31, 2022, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.0 million at both December 31, 2021 and March 31, 2022. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $10.4 million and $10.8 million at December 31, 2021 and March 31, 2022, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
On June 30, 2020, we filed carryback refund claims for the 2018 and 2019 tax years. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales.
On October 11, 2021, we received an adverse ruling from the IRS related to our accounting method change for cemetery property revenue recognition filed in 2018 and subsequently filed an automatic accounting method change to adopt the IRS’ preferred method of revenue recognition for cemetery property effective for the year ending December 31, 2021.
On March 2, 2022, we received approval from the IRS regarding our method change filed related to the revenue recognition of cemetery merchandise and services sales. As a result, we recorded a $0.5 million reduction to the reserve for uncertain tax positions during the three months ended March 31, 2022.
At December 31, 2021 and March 31, 2022, the reserve for uncertain tax positions was $3.8 million and $3.2 million, respectively, related to carrying back the NOLs generated in the tax year ended December 31, 2018, filed under the CARES Act on June 30, 2020.
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
Income tax expense was $5.6 million and $5.1 million for the three months ended March 31, 2021 and 2022, respectively. Our operating tax rate before discrete items was 31.0% and 26.5% for the three months ended March 31, 2021 and 2022, respectively.
Computation of Earnings Per Common Share
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options and performance awards.
Share-based awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are recognized as participating securities and included in the computation of both basic and diluted earnings per share. Our grants of restricted stock awards to our employees are considered participating securities, and we have prepared our earnings per share calculations attributable to common stockholders to exclude outstanding unvested restricted stock awards, using the two-class method, in both the basic and diluted weighted average shares outstanding calculation.
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
Subsequent Events
We have evaluated events and transactions during the period subsequent to March 31, 2022 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We have certain agreements that have LIBOR as a reference rate, which primarily include our Credit Facility (defined in Note 10), which has language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. We adopted this amendment in March 2020 and plan to apply the amendments in this update to agreements as they are amended to include a new reference rate or when LIBOR reference is no longer used. We did not utilize the optional expedients and exceptions provided by this ASU during the three months ended March 31, 2022.
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
Credit Losses - Vintage Disclosures
In March 2022, the FASB issued ASU, Financial Instruments - Credit Losses (“Topic 326”) to make the requirement to disclose gross write-offs by class of financing receivable and major security type consistent for all public business entities. The amendment in this update provides specific guidance on the disclosure for current period write-offs by year of origination for financing receivables. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to disclosures occurring on or after the effective date of the amendment. We plan to adopt the provisions of this ASU for our fiscal year beginning January 1, 2023. We expect the adoption will have no impact on our consolidated financial statements.

3.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2021	March 31, 2022
Goodwill at the beginning of the period	$392,978	$391,972
Decrease in goodwill related to divestitures	(1,006)	(901)
Goodwill at the end of the period	$391,972	$391,071
During the three months ended March 31, 2022, we allocated $0.9 million of goodwill to the sale of two funeral homes for a loss recorded in Net (gain) loss on divestitures, disposals and impairments charges.
4.DIVESTED OPERATIONS
During the three months ended March 31, 2022, we sold two funeral homes for an aggregate of $0.9 million. During the three months ended March 31, 2021, we sold one funeral home for $1.5 million and merged one funeral home with another business we own in an existing market.
The operating results of these divested funeral homes are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended March 31,
	2021	2022
Revenue	$282	$137

Operating income	60	2
Gain (loss) on divestitures(1)	308	(703)
Income tax benefit (expense)	(114)	186
Net income (loss) from divested operations, after tax	$254	$(515)

(1)	Gain (loss) on divestitures is recorded in Net (gain) loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
5.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	March 31, 2022
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,455	$13,754	$—	$24,209
Other receivables	407	1,729	203	2,339
Allowance for credit losses	(379)	(599)	—	(978)
Accounts receivable, net	$10,483	$14,884	$203	$25,570

	December 31, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,728	$13,629	$—	$24,357
Other receivables	329	1,433	185	1,947
Allowance for credit losses	(365)	(625)	—	(990)
Accounts receivable, net	$10,692	$14,437	$185	$25,314
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	Recoveries	March 31, 2022
Trade and financed receivables:
Funeral	$(365)	$(537)	$807	$(284)	$(379)
Cemetery	(625)	(115)	141	—	(599)
Total allowance for credit losses on Trade and financed receivables	$(990)	$(652)	$948	$(284)	$(978)
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2021	March 31, 2022
Interment rights	$40,863	$40,635
Merchandise and services	7,348	7,518
Unearned finance charges	4,644	4,573
Preneed cemetery receivables	$52,855	$52,726
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2021	March 31, 2022
Preneed cemetery receivables	$52,855	$52,726
Less: unearned finance charges	(4,644)	(4,573)
Preneed cemetery receivables, at amortized cost	$48,211	$48,153
Less: allowance for credit losses	(1,704)	(1,642)
Less: balances due on undelivered cemetery preneed contracts	(10,353)	(10,795)
Less: amounts in accounts receivable	(13,004)	(13,155)
Preneed cemetery receivables, net	$23,150	$22,561
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	March 31, 2022
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,079)	$(185)	$221	$(1,043)
The amortized cost basis of our preneed cemetery receivables by year of origination at March 31, 2022 is as follows (in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Total preneed cemetery receivables, at amortized cost	$7,511	$20,195	$9,856	$5,842	$2,604	$2,145	$48,153
The aging of past due preneed cemetery receivables at March 31, 2022 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$983	$344	$282	$1,861	$3,470	$33,888	$37,358
Deferred revenue	706	86	89	436	1,317	14,051	15,368
Total contracts	$1,689	$430	$371	$2,297	$4,787	$47,939	$52,726

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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including U.S. agency obligations, foreign debt, corporate debt, preferred stocks, certificates of deposit and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. See Note 8 to the Consolidated Financial Statements included herein for further information of the fair value measurement.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	March 31, 2022
Preneed cemetery trust investments, at market value	$103,808	$105,459
Less: allowance for contract cancellation	(2,905)	(2,926)
Preneed cemetery trust investments	$100,903	$102,533

The cost and market values associated with preneed cemetery trust investments at March 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$521	$—	$—	$521
Fixed income securities:
U.S. agency obligations	2	803	—	(24)	779
Foreign debt	2	9,729	1,534	(300)	10,963
Corporate debt	2	12,442	623	(843)	12,222
Preferred stock	2	12,509	604	(327)	12,786
Certificates of deposit	2	79	—	(3)	76
Common stock	1	49,894	9,592	(2,898)	56,588
Mutual funds:
Equity	1	28	6	—	34
Fixed income	2	11,497	151	(1,238)	10,410
Trust securities		$97,502	$12,510	$(5,633)	$104,379
Accrued investment income		$1,080			$1,080
Preneed cemetery trust investments					$105,459
Market value as a percentage of cost					107.1%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$1,153
Due in one to five years	7,455
Due in five to ten years	6,242
Thereafter	21,976
Total fixed income securities	$36,826
The cost and market values associated with preneed cemetery trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,088	$—	$—	$3,088
Fixed income securities:
Foreign debt	2	15,846	2,025	(953)	16,918
Corporate debt	2	12,965	1,374	(49)	14,290
Preferred stock	2	12,455	1,111	(344)	13,222
Common stock	1	40,992	6,906	(4,079)	43,819
Mutual funds:
Equity	1	28	8	—	36
Fixed income	2	11,443	615	(567)	11,491
Trust Securities		$96,817	$12,039	$(5,992)	$102,864
Accrued investment income		$944			$944
Preneed cemetery trust investments					$103,808
Market value as a percentage of cost					106.2%

The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at March 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$779	$(24)	$—	$—	$779	$(24)
Foreign debt	1,036	(12)	783	(288)	1,819	(300)
Corporate debt	7,257	(843)	—	—	7,257	(843)
Preferred stock	4,448	(113)	3,121	(214)	7,569	(327)
Certificates of deposit	76	(3)	—	—	76	(3)
Total fixed income securities with an unrealized loss	$13,596	$(995)	$3,904	$(502)	$17,500	$(1,497)
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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Investment income	$467	$491
Realized gains	4,092	2,023
Realized losses	(2,518)	(63)
Unrealized gains, net	9,708	6,877
Expenses and taxes	(327)	(364)
Net change in deferred preneed cemetery receipts held in trust	(11,422)	(8,964)
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Purchases	$(8,411)	$(1,315)
Sales	8,049	200

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	March 31, 2022
Preneed funeral trust investments, at market value	$116,973	$116,605
Less: allowance for contract cancellation	(3,315)	(3,273)
Preneed funeral trust investments	$113,658	$113,332
The cost and market values associated with preneed funeral trust investments at March 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$21,654	$—	$—	$21,654
Fixed income securities:
U.S treasury debt	1	550	—	(16)	534
Foreign debt	2	8,733	1,396	(255)	9,874
Corporate debt	2	10,544	548	(732)	10,360
Preferred stock	2	10,850	528	(300)	11,078
Common stock	1	43,740	8,691	(2,432)	49,999
Mutual funds:
Equity	1	26	5	—	31
Fixed income	2	9,308	114	(1,020)	8,402
Other investments	2	3,716	—	—	3,716
Trust securities		$109,121	$11,282	$(4,755)	$115,648
Accrued investment income		$957			$957
Preneed funeral trust investments					$116,605
Market value as a percentage of cost					106.0%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$1,052
Due in one to five years	6,099
Due in five to ten years	5,381
Thereafter	19,314
Total fixed income securities	$31,846

The cost and market values associated with preneed funeral trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,438	$—	$—	$23,438
Fixed income securities:
Foreign debt	2	14,936	1,874	(887)	15,923
Corporate debt	2	11,231	1,223	(46)	12,408
Preferred stock	2	11,001	986	(319)	11,668
Common stock	1	36,694	6,417	(3,574)	39,537
Mutual funds:
Equity	1	26	7	—	33
Fixed income	2	9,396	454	(470)	9,380
Other investments	2	3,754	—	—	3,754
Trust securities		$110,476	$10,961	$(5,296)	$116,141
Accrued investment income		$832			$832
Preneed funeral trust investments					$116,973
Market value as a percentage of cost					105.1%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at March 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$534	$(16)	$—	$—	$534	$(16)
Foreign debt	908	(10)	668	(245)	1,576	(255)
Corporate debt	5,920	(732)	—	—	5,920	(732)
Preferred stock	4,062	(103)	2,849	(197)	6,911	(300)
Total fixed income securities with an unrealized loss	$11,424	$(861)	$3,517	$(442)	$14,941	$(1,303)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Investment income	$369	$366
Realized gains	3,871	1,743
Realized losses	(2,368)	(58)
Unrealized gains, net	9,319	6,527
Expenses and taxes	(196)	(215)
Net change in deferred preneed funeral receipts held in trust	(10,995)	(8,363)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Purchases	$(7,628)	$(590)
Sales	7,524	500
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2021	March 31, 2022
Cemetery perpetual care trust investments, at market value	$72,400	$73,525
Obligations due from trust	(1,244)	(678)
Care trusts’ corpus	$71,156	$72,847

The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at March 31, 2022 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$265	$—	$—	$265
Fixed income securities:
Foreign debt	2	7,112	1,053	(225)	7,940
Corporate debt	2	8,838	531	(610)	8,759
Preferred stock	2	9,821	419	(224)	10,016
Common stock	1	33,736	6,690	(2,165)	38,261
Mutual funds:
Equity	1	19	4	—	23
Fixed Income	2	8,215	144	(889)	7,470
Trust securities		$68,006	$8,841	$(4,113)	$72,734
Accrued investment income		$791			$791
Cemetery perpetual care investments					$73,525
Market value as a percentage of cost					107.0%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$763
Due in one to five years	4,614
Due in five to ten years	4,476
Thereafter	16,862
Total fixed income securities	$26,715
The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at December 31, 2021 (in thousands):

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

The following table summarized our fixed income securities (excluding mutual funds) within our cemetery perpetual care trust investment in an unrealized loss position at March 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$763	$(9)	$586	$(216)	$1,349	$(225)
Corporate debt	5,004	(610)	—	—	5,004	(610)
Preferred stock	2,973	(76)	2,682	(148)	5,655	(224)
Total fixed income securities with an unrealized loss	$8,740	$(695)	$3,268	$(364)	$12,008	$(1,059)
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
Cemetery perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Realized gains	$691	$250
Realized losses	(420)	(8)
Unrealized gains, net	7,699	4,728
Net change in Care trusts’ corpus	(7,970)	(4,970)
Total	$—	$—
Cemetery perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Investment income	$2,513	$2,762
Realized losses, net	(138)	(346)
Total	$2,375	$2,416
Purchases and sales of investments in the cemetery perpetual care trusts are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Purchases	$(6,137)	$(131)
Sales	5,956	—

7.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2021	March 31, 2022
Preneed funeral trust funds, at cost	$19,597	$19,752
Less: allowance for contract cancellation	(588)	(592)
Receivables from preneed funeral trusts, net	$19,009	$19,160
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2021 and March 31, 2022. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed funeral trust funds at March 31, 2022 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,752	$5,752
Fixed income investments	11,351	11,351
Mutual funds and common stocks	2,646	2,555
Annuities	3	3
Total	$19,752	$19,661
The composition of the preneed funeral trust funds at December 31, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,595	$5,595
Fixed income investments	11,386	11,386
Mutual funds and common stocks	2,611	2,682
Annuities	5	5
Total	$19,597	$19,668
8.FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 10) and Senior Notes (as defined in Note 11) are classified within Level 2 of the Fair Value Measurements hierarchy.
At March 31, 2022, the carrying value and fair value of our Credit Facility was $174.2 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At March 31, 2022, the carrying value of our acquisition debt was $4.5 million, which approximated its fair value. The fair value of our Senior Notes was $373.4 million at March 31, 2022 based on the last traded or broker quoted price.
At December 31, 2021 and March 31, 2022, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

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

9.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2021	March 31, 2022
Tradenames	$23,565	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $3,316 and $3,464, respectively	2,247	2,156
Capitalized commissions on preneed contracts, net of accumulated amortization of $2,278 and $2,448, respectively	3,560	3,665
Other	6	231
Intangible and other non-current assets, net	$29,378	$29,617
Tradenames
Our tradenames have indefinite lives and therefore are not amortized.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $168,000 and $148,000 for the three months ended March 31, 2021 and 2022, respectively.
Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense was $152,000 and $170,000 for the three months ended March 31, 2021 and 2022, respectively.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of March 31, 2022 is as follows (in thousands):

	Prepaid Agreements	Capitalized Commissions
Years ending December 31,
Remainder of 2022	$407	$648
2023	496	636
2024	381	575
2025	372	511
2026	257	444
Thereafter	243	851
Total amortization expense	$2,156	$3,665
10.CREDIT FACILITY AND ACQUISITION DEBT
At March 31, 2022, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $200.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.

Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 11) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At March 31, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility as of March 31, 2022.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2021	March 31, 2022
Credit Facility	$155,400	$174,200
Debt issuance costs, net of accumulated amortization of $1,324 and $1,413, respectively	(1,543)	(1,454)
Total Credit Facility	$153,857	$172,746

Acquisition debt	$4,500	$4,487
Less: current portion	(521)	(552)
Total acquisition debt, net of current portion	$3,979	$3,935
At March 31, 2022, we had outstanding borrowings under the Credit Facility of $174.2 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At March 31, 2022, we had $23.5 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At March 31, 2022, the prime rate margin was equivalent to 0.875% and the LIBOR rate margin was 1.875%. The weighted average interest rate on our Credit Facility was 3.3% and 2.1% for the three months ended March 31, 2021 and 2022, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Credit Facility interest expense	$445	$847
Credit Facility amortization of debt issuance costs	118	88

Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended March 31,
	2021	2022
Acquisition debt imputed interest expense	$97	$80
11. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2021	March 31, 2022
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $301 and $422, respectively	(4,199)	(4,078)
Debt issuance costs, net of accumulated amortization of $86 and $120, respectively	(1,191)	(1,157)
Carrying value of the Senior Notes	$394,610	$394,765
At March 31, 2022, the fair value of the Senior Notes, which are Level 2 measurements, was $373.4 million.
The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Senior Notes interest expense	$6,625	$4,250
Senior Notes amortization of debt discount	138	121
Senior Notes amortization of debt premium	58	—
Senior Notes amortization of debt issuance costs	74	34
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 86 months of the Senior Notes. For the three months ended March 31, 2022, the effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes was 4.42% and 4.30%, respectively.
For the three months ended March 31, 2021, the effective interest rate on the unamortized debt discount and unamortized debt issuance costs for our $400 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Original Senior Notes”) was 6.69%. For the three months ended March 31, 2021, the effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019 was 6.88%. All of our Original Senior Notes were redeemed on June 1, 2021.
12.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Three months ended March 31,
	Income Statement Classification	2021	2022
Operating lease cost	Facilities and grounds expense(1)	$960	$848
Short-term lease cost	Facilities and grounds expense(1)	49	102
Variable lease cost	Facilities and grounds expense(1)	41	7

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$108	$108
Interest on lease liabilities	Interest expense	120	113
Total finance lease cost		228	221
Total lease cost		$1,278	$1,178

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Three months ended March 31,
	2021	2022
Cash paid for operating leases included in operating activities	$965	$897
Cash paid for finance leases included in financing activities	209	213
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Three months ended March 31,
	2021	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$56	$178
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2021	March 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,881	$17,622

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(2,443)	(2,551)
Finance lease right-of-use assets, net		$4,327	$4,219

Operating lease current liabilities	Current portion of operating lease obligations	$1,913	$1,950
Finance lease current liabilities	Current portion of finance lease obligations	375	393
Total current lease liabilities		$2,288	$2,343

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$18,520	$18,181
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,157	5,052
Total non-current lease liabilities		$23,677	$23,233

Total lease liabilities		$25,965	$25,576
The average lease terms and discount rates at March 31, 2022 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	9.5	8.1%
Finance leases	12.1	8.2%
The aggregate future lease payments for operating and finance leases at March 31, 2022 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2022	$2,633	$655
2023	3,404	860
2024	3,377	791
2025	3,174	736
2026	3,136	745
Thereafter	13,059	4,810
Total lease payments	28,783	8,597
Less: Interest	(8,652)	(3,152)
Present value of lease liabilities	$20,131	$5,445
At March 31, 2022, we had no additional significant operating or finance leases that had not yet commenced.
13.COMMITMENTS AND CONTINGENCIES
Chinchilla v. Carriage Services, Inc., et al., Superior Court of California, San Joaquin County, Case No. STK-CV-UOE-2021-0004661. On May 19, 2021, a putative class action against the Company and several of our subsidiaries was filed. The plaintiff, a former employee, seeks monetary damages on behalf of himself and other similarly situated current and former non-exempt employees. The plaintiff claims that the Company failed to, among other things, pay minimum wages, provide meal and rest breaks, pay overtime, provide accurately itemized wage statements, reimburse employees for business expenses, and provide wages when due.
On January 5, 2022, the parties to the litigation engaged in and executed a Memorandum of Understanding for class settlement in the amount of $1.0 million. The parties subsequently executed a Class Settlement Agreement, and the court granted preliminary approval of the Class Settlement Agreement on March 29, 2022. The parties are now working with the Claims Administrator. At March 31, 2022, we accrued $1.1 million for the expected settlement amount and associated legal fees.

14.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2021		2022
	Shares	Fair Value	Shares	Fair Value
Granted(1)	9,300	$324	—	$—
Returned for payroll taxes	9,688	$347	4,185	$207
Cancelled	—	$—	1,000	$31

(1)
Restricted stock granted during the three months ended March 31 2021 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $34.79.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $121,000 and $57,000, for the three months ended March 31, 2021 and 2022, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended March 31,
	2021		2022
	Shares	Fair Value	Shares	Fair Value
Granted(1)	701,400	$7,115	58,500	$959
Granted(2)	—	$—	310,000	$5,388
Cancelled	3,840	$24	7,000	$71

(1)
Stock options granted during the three months ended March 31, 2021 and 2022 had a weighted average price of $34.79 and $49.48, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2021 and 2022 vest over a five-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(2)
Stock options granted during the three months ended March 31, 2022 had a weighted average price of $49.48. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a seven-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

Additionally, during the three months ended March 31, 2021, we granted 150,000 options to a certain key employee at a weighted average price of $34.79. These options will vest when the price of our common stock closes at or above $53.39 (50,000 options) and $77.34 (100,000 options) for three consecutive days within the ten-year term and the employee has remained continuously employed by us through such date. The fair value of these options was $1.7 million.
The fair value of the options granted during the three months ended March 31, 2022 were estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	February 23, 2022
Expected holding period (years)	7.00	5.00
Awards granted	310,000	58,500
Dividend yield	0.91%	0.91%
Expected volatility	34.35%	33.18%
Risk-free interest rate	1.98%	1.89%
Black-Scholes value	$17.38	$16.39

Additional stock option activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2021		2022
	Shares	Cash	Shares	Cash
Exercised(1)	101,000	N/A	18,736	N/A
Returned for option price(2)	62,766	$147	8,125	$60
Returned for payroll taxes(3)	8,011	$295	1,601	$82

(1)
Stock options exercised during the three months ended March 31, 2021 and 2022 had a weighted average exercise price of $24.18 and $25.88, respectively, with an aggregate intrinsic value of $1.3 million and $0.5 million, respectively.

(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $560,000 and $638,000, for the three months ended March 31, 2021 and 2022, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2021		2022
	Shares	Fair Value	Shares	Fair Value
Granted	—	$—	3,750	$162
Cancelled	27,948	$268	6,987	$67
The fair value of the performance awards granted during the three months ended March 31, 2022 was determined by using the Monte-Carlo simulation pricing model with the following assumptions:

Grant Date	February 23, 2022
Performance Period	February 23, 2022 - December 31, 2024
Simulation period (years)	2.85
Share price at grant date	$49.48
Expected volatility	44.0%
Risk-free interest rate	1.75%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $237,000 and $566,000 for the three months ended March 31, 2021 and 2022, respectively.
Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2021		2022
	Shares	Price	Shares	Price
ESPP	18,182	$26.32	13,293	$45.33
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2022
Dividend yield	0.01%
Expected volatility	30.24%
Risk-free interest rate	0.08%, 0.22%, 0.31%, 0.40%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $206,000 and $199,000 for the three months ended March 31, 2021 and 2022, respectively.

Good To Great Incentive Program
During the three months ended March 31, 2022, we issued 27,448 shares of our common stock to certain employees, which were valued at approximately $1.4 million at a grant date stock price of $49.48. During the three months ended March 31, 2021, we did not issue any shares of common stock related to this incentive program.
Non-Employee Director and Board Advisor Compensation
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2021		2022
	Shares	Fair Value	Shares	Fair Value
Board of Directors	5,040	$177	2,669	$142
Advisor to the Board	142	$5	93	$5

(1)	Common stock granted during the three months ended March 31, 2021 and 2022 had a weighted average price of $35.19 and $53.33, respectively.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $236,000 and $201,000 for the three months ended March 31, 2021 and 2022, respectively.
Share Repurchase
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Prior to the Board's approval of the increase, we had $8.1 million remaining available for repurchase under our authorized program.
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended March 31
	2021	2022
Number of Shares Repurchased(1)	—	490,000
Average Price Paid Per Share	$—	$53.08
Dollar Value of Shares Repurchased(1)	$—	$26,010

(1)	During the three months ended March 31, 2022, 52,242 shares settled in April 2022, which had a cost of $2.8 million.
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At March 31, 2022, our share repurchase program had $57.1 million authorized for repurchases.
Cash Dividend
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2021	2022
Numerator for basic and diluted earnings per share:
Net income	$12,933	$16,402
Less: Earnings allocated to unvested restricted stock	(27)	(15)
Income attributable to common stockholders	$12,906	$16,387

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,965	15,244
Effect of dilutive securities:
Stock options	234	409
Performance awards	—	716
Denominator for diluted earnings per common share - weighted average shares outstanding	18,199	16,369

Basic earnings per common share:	$0.72	$1.07
Diluted earnings per common share:	$0.71	$1.00
For the three months ended March 31, 2021 and 2022, no stock options were excluded from the computation of diluted earnings per share.
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At March 31, 2022, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended March 31, 2022
	Funeral	Cemetery	Total
Services	$45,516	$4,221	$49,737
Merchandise	25,285	3,101	28,386
Cemetery property	—	13,226	13,226
Other revenue	3,554	3,258	6,812
Total	$74,355	$23,806	$98,161

Three months ended March 31, 2021
	Funeral	Cemetery	Total
Services	$43,522	$4,235	$47,757
Merchandise	24,461	3,424	27,885
Cemetery property	—	14,011	14,011
Other revenue	3,791	3,193	6,984
Total	$71,774	$24,863	$96,637

The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended March 31, 2022	$25,463	$8,218	$(8,530)	$25,151
Three months ended March 31, 2021	25,876	9,493	(9,123)	26,246

Income (loss) before income taxes:
Three months ended March 31, 2022	$27,209	$8,259	$(13,984)	$21,484
Three months ended March 31, 2021	25,718	9,476	(16,620)	18,574

Total assets:
March 31, 2022	$769,717	$394,627	$16,005	$1,180,349
December 31, 2021	769,539	390,344	18,748	1,178,631

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2021	March 31, 2022
Prepaid and other current assets:
Prepaid expenses	$2,215	$3,829
Federal income taxes receivable	4,064	50
Other current assets	125	126
Total prepaid and other current assets	$6,404	$4,005

Current portion of debt and lease obligations:
Acquisition debt	$521	$552
Finance lease obligations	375	393
Operating lease obligations	1,913	1,950
Total current portion of debt and lease obligations	$2,809	$2,895

Accrued and other liabilities:
Incentive compensation	$19,121	$3,690
Insurance	4,089	4,443
Unrecognized tax benefit	3,761	3,228
Vacation	3,334	3,389
Natural disaster liability	2,628	269
Interest	2,250	6,542
Salaries and wages	2,193	3,517
Employer payroll tax deferral	1,773	1,773
Employee meetings and award trips	1,462	666
Commissions	684	787
Income tax payable	485	469
Ad valorem and franchise taxes	450	1,045
Perpetual care trust payable	389	463
Other accrued liabilities	1,154	1,064
Total accrued and other liabilities	$43,773	$31,345

Other long-term liabilities:
Incentive compensation	$1,291	$1,309
Other long-term liabilities	128	—
Total other long-term liabilities	$1,419	$1,309
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2021	2022
Cash paid for interest	$616	$927
Cash paid for taxes	532	1,540
Unsettled share repurchases	—	2,784
Fair value of donated real property	635	—

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, debt levels or other financial items; any statements of the plans, strategies and objectives of management for future operations; including, but not limited to, technology innovations; any statements of the plans, timing and objectives of management for acquisition activities; any statements of the plans, timing, expectations and objectives of management for future financing activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
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
•our ability to generate preneed sales, including implementing our cemetery portfolio sales strategy and optimization plan;
•the investment performance of our funeral and cemetery trust funds;
•fluctuations in interest rates;
•our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
•our ability to meet the timing, objectives and expectations related to our capital allocation framework, including our forecasted rates of return, planned uses of free cash flow and future capital allocation, including share repurchases, potential strategic acquisitions, internal growth projects, dividend increases, or debt repayment plans;
•our ability to meet the projected financial and equity performance metrics to our updated three-year roughly right range and performance scenario, our rolling four quarter outlook, and intrinsic value per share range, if at all;
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
•economic, financial and stock market fluctuations,
•interruptions or security lapses of our information technology, including any cybersecurity or ransomware incidents,

•acts of war or terrorists acts and the governmental or military response to such acts;
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
At March 31, 2022, we operated 168 funeral homes in 26 states and 31 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Share Repurchase Program
On February 23, 2022, our Board of Directors (our “Board”) authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized. At March 31, 2022, our share repurchase program had $57.1 million authorized for repurchases.
Divestitures
During the three months ended March 31, 2022, we sold two funeral homes for an aggregate of $0.9 million for a loss of $0.7 million.
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
Our businesses are open and ready to provide service to the families and communities they serve. While our businesses provide an essential public function, along with a critical responsibility to the communities and families they serve, the health and safety of our employees and the families we serve remain our top priority. We continue to review and update our processes and procedures to comply with all regulatory mandates and procure additional supplies to ensure that each of our businesses have appropriate personal protective equipment to provide these essential services. The Company also implemented additional safety and precautionary measures as it concerns our businesses’ day-to-day interaction with the families and communities they serve.
The overall impact of the macroeconomic environment to the deathcare industry from the pandemic may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. During the first quarter of 2022, we continued to see the number of funeral contracts normalize to pre-COVID-19 levels. Regardless of these recent trends, our businesses have remained focused on being innovative and resourceful, providing families immediate service as part of the grieving process.

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
During the first quarter of 2022, we continued to see a decrease in COVID-19-related deaths and the normalization of funeral contracts to pre-COVID-19 levels at broadly higher funeral contract revenue averages. During this same time, we have not seen an adverse impact to our overall financial performance. Although we expect these trends to continue, we will continue to assess these impacts, including the potential impacts of new variants of COVID-19, such as the Delta and Omicron variants, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related regulatory mandates and restrictions, if any, evolves.
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
Business Strategy
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long term market share, revenue, and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture and operating framework linked with incentive compensation programs that attract top quality industry talent to our organization. We also believe that Carriage provides a unique consolidation and operating framework that offers a highly attractive succession planning solution for independent funeral home owners who want their legacy family business to remain operationally prosperous in their local communities.
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
4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E qualities essential to succeed in a high performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level within our Standards in a business year after year, we require our local Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (defined below).
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Our plan is to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes, payment of dividends and debt obligations, strategic acquisitions, internal growth capital expenditures, share repurchases, dividend increases and further debt repayments. We also expect continued divestiture activity for the next three to six months, which could yield an aggregate of approximately $3-4 million of cash from the proceeds of the sales. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to repurchase shares of our common stock, subject to satisfying certain financial covenants in our Credit Facility and in the Indenture (defined below) governing our Senior Notes (defined below). We believe that our existing and anticipated cash resources will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.
Cash Flows
We began 2022 with $1.1 million in cash and ended the first quarter with $0.9 million in cash. At March 31, 2022, we had borrowings of $174.2 million outstanding on our Credit Facility compared to $155.4 million at December 31, 2021.
The following table sets forth the elements of cash flow (in thousands):

	Three months ended March 31,
	2021	2022
Cash at beginning of the year	$889	$1,148

Net cash provided by operating activities	26,811	15,801

Acquisitions of real estate	(350)	(2,575)
Proceeds from divestitures and sale of other assets	2,800	1,026
Proceeds from insurance reimbursements	—	676
Capital expenditures	(4,347)	(6,883)
Net cash used in investing activities	(1,897)	(7,756)

Net borrowings on our Credit Facility, acquisition debt and finance lease obligations	(19,133)	18,700
Conversions and maturity of the Convertibles Notes	(3,980)	—
Net proceeds related to employee equity plans	(17)	374
Dividends paid on common stock	(1,799)	(1,725)
Purchase of treasury stock	—	(25,655)
Other financing costs	(461)	—
Net cash used in financing activities	(25,390)	(8,306)

Cash at end of the period	$413	$887
Operating Activities
For the three months ended March 31, 2022, cash provided by operating activities was $15.8 million compared to $26.8 million for the three months ended March 31, 2021. The decrease of $11.0 million is primarily due to unfavorable working capital changes in accrued liabilities and income tax receivables.

Investing Activities
Our investing activities, resulted in a net cash outflow of $7.8 million for the three months ended March 31, 2022 compared to $1.9 million for the three months ended March 31, 2021, a decrease of $5.9 million.
Acquisition and Divestiture Activity
During the three months ended March 31, 2022, we sold two funeral homes for an aggregate of $0.9 million and purchased real property for $2.6 million.
During the three months ended March 31, 2021, we sold one funeral home for $1.5 million and real property for $1.3 million and we purchased real property for $0.4 million.
Capital Expenditures
For the three months ended March 31, 2022, capital expenditures (comprising of growth and maintenance spend) totaled $6.9 million compared to $4.3 million for the three months ended March 31, 2021, an increase of $2.6 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Three months ended March 31,
	2021	2022
Growth
Cemetery development	$1,486	$2,264
Renovations at certain businesses(1)	710	1,155
Other	11	(148)
Total Growth	$2,207	$3,271

(1)	During the three months ended March 31, 2022, we spent $0.4 million for renovations on two businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance.

	Three months ended March 31,
	2021	2022
Maintenance
Facility repairs and improvements	$253	$1,067
Vehicles	514	795
General equipment and furniture	1,130	1,339
Paving roads and parking lots	182	311
Other	61	100
Total Maintenance	$2,140	$3,612
Financing Activities
Our financing activities resulted in a net cash outflow of $8.3 million for the three months ended March 31, 2022 compared to $25.4 million for the three months ended March 31, 2021, a decrease of $17.1 million.
During the three months ended March 31, 2022, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $18.7 million, offset by $25.7 million for the purchase of treasury stock and $1.7 million in dividends.
During the three months ended March 31, 2021, we had net payments on our Credit Facility, acquisition debt and finance leases of $19.1 million, we paid $1.8 million in dividends and $4.0 million for the conversions and maturity of our Convertible
Notes.
Share Repurchase
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Prior to the Board's approval of the increase, we had $8.1 million remaining available for repurchase under our authorized program.

Share repurchase activity is as follows (dollar value in thousands):

	Three months ended March 31,
	2021	2022
Number of Shares Repurchased(1)	—	490,000
Average Price Paid Per Share	$—	$53.08
Dollar Value of Shares Repurchased(1)	$—	$26,010

(1)	During the three months ended March 31, 2022, 52,242 shares settled in April 2022, which had a cost of $2.8 million.
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At March 31, 2022, our share repurchase program had $57.1 million authorized for repurchases.
Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at March 31, 2022 is as follows (in thousands):

March 31, 2022
Credit Facility	$174,200
Finance leases	5,445
Operating leases	20,131
Acquisition debt	4,487
Total	$204,263
Credit Facility
At March 31, 2022, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $200.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (defined below) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At March 31, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility as of March 31, 2022.
At March 31, 2022, we had outstanding borrowings under the Credit Facility of $174.2 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At March 31, 2022, we had $23.5 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at either a prime rate or a LIBOR rate, plus an applicable margin based upon our leverage ratio. At March 31, 2022, the prime rate margin was equivalent to 0.875% and the LIBOR rate margin was 1.875%. The weighted average interest rate on our Credit Facility was 3.3% and 2.1% for the three months ended March 31, 2021 and 2022, respectively. The interest payments on our remaining borrowings under the Credit Facility will be determined based on the average outstanding balance of our borrowings and the prevailing interest rate during that time.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Credit Facility interest expense	$445	$847
Credit Facility amortization of debt issuance costs	118	88
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years. At March 31, 2022, operating and finance lease obligations were $37.4 million, with $4.4 million payable within 12 months.
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Three months ended March 31,
	2020	2021
Operating lease cost	$960	$848
Short-term lease cost	49	102
Variable lease cost	41	7

Finance lease cost:
Depreciation of leased assets	$108	$108
Interest on lease liabilities	120	113
Total finance lease cost	228	221
Total lease cost	$1,278	$1,178
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years. At March 31, 2022, acquisition debt obligations were $7.3 million, with $0.8 million payable within 12 months.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended March 31,
	2021	2022
Acquisition debt imputed interest expense	$97	$80

Senior Notes
At March 31, 2022, the principal amount of our 4.25% senior notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 86 months of the Senior Notes. For the three months ended March 31, 2022, the effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes was 4.42% and 4.30%, respectively.
For the three months ended March 31, 2021, the effective interest rate on the unamortized debt discount and unamortized debt issuance costs for our $400 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Original Senior Notes”) was 6.69%. For the three months ended March 31, 2021, the effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019 was 6.88%. All of our Original Senior Notes were redeemed on June 1, 2021.
At March 31, 2022, the fair value of the Senior Notes, which are Level 2 measurements, was $373.4 million.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Senior Notes interest expense	$6,625	$4,250
Senior Notes amortization of debt discount	138	121
Senior Notes amortization of debt premium	58	—
Senior Notes amortization of debt issuance costs	74	34
At March 31, 2022, our future interest payments on our outstanding balance were $125.3 million, with $17.0 million payable within 12 months.

FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended March 31,
	2021	2022
Revenue	$96,637	$98,161
Funeral contracts	13,296	13,515
Average revenue per funeral contract	$5,276	$5,396
Preneed interment rights (property) sold	2,658	2,378
Average price per preneed interment right sold	$4,551	$4,490
Gross profit	$35,061	$34,478
Net income	$12,933	$16,402
Revenue for the three months ended March 31, 2022 increased $1.5 million compared to the three months ended March 31, 2021, as we experienced a 1.6% increase in funeral contract volume, as well as a 2.3% increase in average revenue per funeral contract primarily due to market share gains and higher normalized death rates, offset by a 10.5% decrease in the number of preneed interment rights (property) sold, as well as a 1.3% decrease in the average price per interment right sold.
Gross profit for the three months ended March 31, 2022 decreased $0.6 million compared to the three months ended March 31, 2021, primarily due to the decrease in revenue from our cemetery segment.
Net income for the three months ended March 31, 2022 increased $3.5 million compared to the three months ended March 31, 2021, primarily due to a $2.0 million decrease in interest expense, a $1.9 million gain on insurance reimbursements and a $0.6 million decrease in income tax expense, offset by a $1.1 million increase in net loss on divestitures, disposals and impairments charges.
Further discussion of Revenue and the components of Gross profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
Further discussion of General, administrative and other expenses, Interest expense, Income taxes and other components of income and expenses are presented herein under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended March 31, 2022 issued on April 27, 2022 and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of Net income, a GAAP measure, to Adjusted net income, a non-GAAP measure, (in thousands):

	Three months ended March 31,
	2021	2022
Net income	$12,933	$16,402
Special items(1)
Severance and separation costs(2)	1,575	—
Accretion of discount on Convertible Notes(1)	20	—
Net loss on divestitures and other costs(1)	(308)	703
Net gain on insurance reimbursements(3)	—	(1,899)
Disaster recovery and pandemic costs(4)	894	168
Change in uncertain tax reserves and other(1)	—	(533)
Sum of special items	$2,181	$(1,561)
Tax effect on special items(1)	424	(273)
Adjusted net income(5)	$14,690	$15,114

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. In 2021, Special items were taxed at the federal statutory rate of 21.0%, except for the Accretion of the discount on Convertible Notes, as this is a non-tax deductible item. The Net loss on divestitures and other costs were taxed at the operating tax rate for the period. In 2022, Special items were taxed at the operating tax rate for the period, except for the Change in uncertain tax reserves and other, as this item is a tax benefit.

(2)	Costs related to the termination or resignation of certain key members of leadership in the first quarter of 2021.
(3)	Net gain recognized on insurance reimbursements for property damaged caused by Hurricane Ida that occurred during the third quarter of 2021.
(4)	Relates to health and safety expenses, including personal protective equipment (“PPE”) due to COVID-19. We purchased more PPE during the first quarter of 2021 compared to the same period in 2022.
(5)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.
Below is a reconciliation of Gross profit (a GAAP measure) to Operating profit (a non-GAAP measure) (in thousands):

	Three months ended March 31,
	2021	2022
Gross profit	$35,061	$34,478

Cemetery property amortization	1,517	1,332
Field depreciation expense	3,136	3,297
Regional and unallocated funeral and cemetery costs	6,073	6,347
Operating profit(1)	$45,787	$45,454

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP measure) by Segment (in thousands):

	Three months ended March 31,
	2021	2022
Funeral Home	$32,906	$33,735
Cemetery	12,881	11,719
Operating profit	$45,787	$45,454

Operating profit margin(1)	47.4%	46.3%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2022 and 2021.
The term “same store” refers to funeral homes and cemeteries acquired prior to January 1, 2018 and owned and operated for the entirety of each period being presented, excluding certain funeral home and cemetery businesses that we intend to divest in the near future.
The term “acquired” refers to funeral homes and cemeteries purchased after December 31, 2017, excluding any funeral home and cemetery businesses that we intend to divest in the near future. This classification of acquisitions has been important to management and investors in monitoring the results of these businesses and to gauge the leveraging performance contribution that a selective acquisition program can have on total company performance.
The term “divested” when discussed in the Funeral Home Segment, refers to one funeral home we sold and one funeral home we merged with another business in an existing market in the three months ended March 31, 2021 and two funeral homes we sold in the three months ended March 31, 2022 . The term “divested” when discussed in the Cemetery Segment, refers to one cemetery we sold during 2021.
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
Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Three months ended March 31,
	2021	2022
Revenue:
Same store operating revenue	$58,983	$61,632
Acquired operating revenue	7,985	8,610
Divested/planned divested revenue	1,061	609
Ancillary revenue	1,207	1,070
Preneed funeral insurance commissions	330	263
Preneed funeral trust and insurance	2,208	2,171
Total	$71,774	$74,355

Operating profit:
Same store operating profit	$26,652	$27,510
Acquired operating profit	3,644	3,750
Divested/planned divested operating profit	107	111
Ancillary operating profit	242	221
Preneed funeral insurance commissions	91	12
Preneed funeral trust and insurance	2,170	2,131
Total	$32,906	$33,735

The following measures reflect the significant metrics over this comparative period:

	Three months ended March 31,
	2021	2022
Same store:
Contract volume	11,303	11,675
Average revenue per contract, excluding preneed funeral trust earnings	$5,218	$5,279
Average revenue per contract, including preneed funeral trust earnings	$5,393	$5,445
Burial rate	37.2%	35.0%
Cremation rate	56.5%	56.9%

Acquired:
Contract volume	1,748	1,706
Average revenue per contract, excluding preneed funeral trust earnings	$4,568	$5,047
Average revenue per contract, including preneed funeral trust earnings	$4,649	$5,123
Burial rate	38.4%	36.9%
Cremation rate	56.4%	57.5%
Funeral home same store operating revenue increased $2.6 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase in operating revenue is primarily related to a 3.3% increase in same store contract volume, as well as a 1.2% increase in the average revenue per contract excluding preneed interest. The same store contract volume increased in spite of a 38.7% decrease in COVID-19 related contracts for the first quarter of 2022 compared to the first quarter of 2021. This additional volume increase is primarily due to market share gains and higher normalized death rates. The increase in average revenue per contract in the first quarter of 2022 reflects an increase in both burial and cremation contracts with services compared to the first quarter of 2021. The percentage of cremation contracts had the largest increase with a 3.4% increase in cremation contracts with memorial service. This increase is primarily due to our continued focus to welcome and educate families on the many products and service options that are available with cremation.
Funeral home same store operating profit for the three months ended March 31, 2022 increased $0.9 million when compared to the same period in 2021. The comparable operating profit margin decreased 60 basis points to 44.6%. The increase in operating profit is primarily related to the increase in same store operating revenue, offset by a slight increase in bad debt expenses as a percent of revenue, which is due to the aging of higher accounts receivable related to high sales volume in the third quarter of 2021 due to the COVID-19 spike.
Funeral home acquired operating revenue for the three months ended March 31, 2022 increased $0.6 million compared to the same period in 2021. The increase in operating revenue is primarily due to a 10.5% increase in the average revenue per contract excluding preneed interest, offset by a 2.4% decrease in acquired contract volume. The average revenue per contract in the first quarter of 2022 reflects an increase in both burial and cremation contracts with services compared to the first quarter of 2021. The percentage of cremation contracts had the largest increase with a 4.1% increase in cremation contracts with memorial services. This increase is primarily due to our continued focus to welcome and educate families on the many products and service options that are available with cremation. The acquired contract volume decrease is primarily related to the 57.1% decrease in COVID-19 related contracts for the first quarter of 2022 compared to the first quarter of 2021.
Funeral home acquired operating profit for the three months ended March 31, 2022 increased $0.1 million when compared to the same period in 2021. The comparable operating profit margin decreased 200 basis points to 43.6%. The increase in operating profit is primarily related to the increase in acquired operating revenue, offset by an increase in operating expenses as a percent of operating revenue. Overall acquired operating expenses increased 2.1% as a percent of operating revenue with the largest increases in bad debt expense of 1.0% and salaries and benefits expense of 0.4%. The increase in bad debt expense is due to the aging of higher accounts receivable related to a high volume of sales due to the COVID-19 spike during the third quarter of 2021. The increase in salaries and benefits relates to filling vacant managing partner positions at three of our acquired businesses.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses, decreased $0.1 million, while Ancillary operating profit remained flat for the three months ended March 31, 2022 compared to the same period in 2021.
Preneed funeral insurance commissions and preneed funeral trust and insurance revenue (recorded in Other revenue) on a combined basis, decreased $0.1 million for the three months ended March 31, 2022 compared to the same period in 2021. The decrease is primarily related to the decrease in funeral insurance commissions, as preneed insurance sales decreased over the prior year due to the uncertainty of COVID-19. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, decreased $0.1 million for the same comparative period, primarily due to the decrease in preneed funeral insurance commission revenue.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Three months ended March 31,
	2021	2022
Revenue:
Same store operating revenue	$14,635	$14,251
Acquired operating revenue	6,980	6,297
Divested revenue	80	—
Preneed cemetery trust revenue	2,903	3,014
Preneed cemetery finance charges	265	244
Total	$24,863	$23,806

Operating profit:
Same store operating profit	$5,704	$5,300
Acquired operating profit	4,102	3,299
Divested operating profit	31	—
Preneed cemetery trust operating profit	2,779	2,876
Preneed cemetery finance charges	265	244
Total	$12,881	$11,719
The following measures reflect the significant metrics over this comparative period:

	Three months ended March 31,
	2021	2022
Same store:
Preneed revenue as a percentage of operating revenue	58%	57%
Preneed revenue (in thousands)	$8,458	$8,103
Atneed revenue (in thousands)	$6,177	$6,148
Number of preneed interment rights sold	1,899	1,781
Average price per interment right sold	$4,075	$3,994

Acquired:
Preneed revenue as a percentage of operating revenue	64%	63%
Preneed revenue (in thousands)	$4,443	$3,990
Atneed revenue (in thousands)	$2,537	$2,307
Number of preneed interment rights sold	750	597
Average price per interment right sold	$5,800	$5,969
Cemetery same store preneed revenue decreased $0.4 million for the three months ended March 31, 2022 compared to the same period in 2021, as we experienced a 6.2% decrease in the number of interment rights sold, as well as a 2.0% decrease in the average price per interment right sold. Cemetery same store atneed revenue, which represents 43% of our same store operating revenue, remained flat for the three months ended March 31, 2022 compared to the same period in 2021.
Cemetery same store operating profit for the three months ended March 31, 2022 decreased $0.4 million from the same period in 2021, primarily due to the decrease in operating revenue. The comparable operating profit margin decreased 180 basis points to 37.2%. Operating expenses as a percent of operating revenue increased 1.8% with the largest increases in general and administrative expenses of 1.1% and salaries and benefits expenses of 0.4%, primarily due to the lower comparative costs in the prior period due to COVID-19 restrictions.

Cemetery acquired businesses experienced a $0.5 million decrease in preneed revenue and a $0.2 million decrease in atneed revenue for the three months ended March 31, 2022 compared to the same period in 2021. In the first quarter of 2022, we experienced a 20.4% decrease in the number of interment rights sold, which was slightly offset by a 2.9% increase in the average price per interment right sold. The decrease in interment rights sold is primarily due to atypical group and larger sales at our Virginia business in the first quarter of 2021. Group or larger sales impact the interment counts, as multiple interments are listed on a single contract, which creates a high comparable on interments sold in the prior period compared to the current period.
Cemetery acquired operating profit decreased $0.8 million for the three months ended March 31, 2022 from the same period in 2021. The comparable operating profit margin decreased 640 basis points to 52.4% primarily as a result of the decrease in operating revenue and a 6.4% increase in operating expenses as a percent of operating revenue. The areas with the largest increases are as follows: (1) salaries, benefits and atneed commissions increased 2.2%, (2) facilities and grounds increased 1.5%, (3) general and administrative expenses increased 1.0% and (4) promotional expenses increased 0.9%.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $0.1 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase in trust revenue is due to an increase in realized gains on delivered merchandise and services contracts and an increase in income in our perpetual care trust fund. Operating profit for the two categories of Other Revenue, on a combined basis, increased $0.1 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the increase in revenue.
Cemetery property amortization. Cemetery property amortization totaled $1.3 million for the three months ended March 31, 2022, a decrease of $0.2 million compared to the same period in 2021, primarily due to the decrease in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.3 million for the three months ended March 31, 2022, an increase of $0.2 million compared to the same period in 2021, primarily due to depreciation from computer equipment assets added in the latter half of 2021.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $6.3 million for the three months ended March 31, 2022, an increase of $0.3 million compared to the same period in 2021, primarily due to the following: (1) a $0.3 million increase in other general administrative costs, which includes higher travel costs; (2) a $0.3 million increase in salary and benefits expenses, which includes additional cemetery sales employees; and (3) a $0.3 million increase in incentive award trips and annual managing partner meetings, which were postponed in the prior year due to COVID-19, offset by (4) a $0.6 million decrease in health and safety expenses related to COVID-19.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $8.6 million for the three months ended March 31, 2022, a decrease of $0.6 million compared to the same period in 2021, primarily due to the following: (1) a $1.6 million decrease in separation expense related to the resignation of two members of senior leadership in the first quarter of 2021; and (2) a $0.1 million decrease in divestiture expenses, offset by (3) a $0.5 million increase in cash incentives and equity compensation; (4) a $0.3 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; and (5) a $0.3 million increase in salary and benefits expenses, which includes five new employees in our recently developed marketing department.
Net (gain) loss on divestitures, disposals and impairments charges. The components of Net (gain) loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended March 31,
	2021	2022
Net (gain) loss on divestitures and real property	$(308)	$703
Net loss on disposals of fixed assets	—	64
Total	$(308)	$767
We divested two funeral homes for an aggregate net loss of $0.7 million and we divested one funeral home and real property for a net gain of $0.3 million, during the three months ended March 31, 2022 and 2021, respectively.

Interest expense. Interest expense related to our various debt arrangement is as follows (in thousands):

	Three months ended March 31,
	2021	2022
Senior Notes	$6,779	$4,406
Credit Facility	563	935
Finance leases	120	113
Acquisition debt	97	80
Convertible Notes	19	—
Other	6	8
Total	$7,584	$5,542
Gain on insurance reimbursements. During the three months ended March 31, 2022, we recorded a gain on the reimbursements received from insurance for property damaged by Hurricane Ida that occurred during third quarter of 2021.
Income taxes. Income tax expense totaled $5.1 million and $5.6 million for the three months ended March 31, 2022 and 2021. Our operating tax rate before discrete items was 26.5% and 31.0% for the three months ended March 31, 2022 and 2021, respectively.
On June 30, 2020, we filed carryback refund claims for the 2018 and 2019 tax years. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales.
On October 11, 2021, we received an adverse ruling from the IRS related to our accounting method change for cemetery property revenue recognition filed in 2018 and subsequently filed an automatic accounting method change to adopt the IRS’ preferred method of revenue recognition for cemetery property effective for the year ending December 31, 2021.
On March 2, 2022, we received approval from the IRS regarding our method change filed related to the revenue recognition of cemetery merchandise and services sales. As a result, we recorded a $0.5 million reduction to the reserve for uncertain tax positions during the three months ended March 31, 2022.
At December 31, 2021 and March 31, 2022, the reserve for uncertain tax positions was $3.8 million and $3.2 million, respectively, related to carrying back the NOLs generated in the tax year ended December 31, 2018, filed under the CARES Act on June 30, 2020.
OVERVIEW OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our Consolidated Financial Statements. Our critical accounting policies are more fully described in Part I, Item 1, Financial Statements, Note 1.
We have identified Business Combinations and Goodwill as those accounting policies that require significant judgments, assumptions and estimates and that have a significant impact on our financial condition and results of operations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2022 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at March 31, 2022 are presented in Part 1, Item 1, Financial Statements, Note 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.37% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At March 31, 2022, we had outstanding borrowings under the Credit Facility of $174.2 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or the LIBOR rate plus a margin. At March 31, 2022, the prime rate margin was equivalent to 0.875% and the LIBOR rate margin was 1.875%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.7 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At March 31, 2022, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $394.8 million and the fair value of the Senior Notes was $373.4 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at March 31, 2022 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
For more information regarding legal proceedings see Part I, Item 1, Financial Statements, Note 13.
Item 1A.Risk Factors.
There have been no material changes in our risk factors as previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)(3)

January 1, 2022 - January 31, 2022	—	$—	—	$8,132,056
February 1, 2022 - February 28, 2022	4,185	$49.46	—	$83,132,056
March 1, 2022 - March 31, 2022	—	$—	490,000	$57,122,849
Total for quarter ended March 31, 2022	4,185		490,000

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	We repurchased shares of our common stock at an average cost of $53.08 in March 2022.
(3)	See Part I, Item 1, Financial Statements, Note 14 for additional information on our publicly announced share repurchase program.
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

CARRIAGE SERVICES, INC.
Date:	May 3, 2022	/s/ C. Benjamin Brink
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