Form 10-Q
period 2022-06-30
CARRIAGE SERVICES INC
filed 2022-08-02
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 29, 2022 was 14,697,650.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	December 31, 2021	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$1,058
Accounts receivable, net	25,314	24,308
Inventories	7,346	7,645
Prepaid and other current assets	6,404	3,951
Total current assets	40,212	36,962
Preneed cemetery trust investments	100,903	91,352
Preneed funeral trust investments	113,658	102,843
Preneed cemetery receivables, net	23,150	25,699
Receivables from preneed funeral trusts, net	19,009	19,689
Property, plant and equipment, net	269,367	271,532
Cemetery property, net	100,701	101,348
Goodwill	391,972	391,071
Intangible and other non-current assets, net	29,378	29,653
Operating lease right-of-use assets	17,881	17,571
Cemetery perpetual care trust investments	72,400	63,703
Total assets	$1,178,631	$1,151,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$2,809	$3,023
Accounts payable	14,205	9,064
Accrued and other liabilities	43,773	30,744
Total current liabilities	60,787	42,831
Acquisition debt, net of current portion	3,979	3,891
Credit facility	153,857	173,501
Senior notes	394,610	394,923
Obligations under finance leases, net of current portion	5,157	4,945
Obligations under operating leases, net of current portion	18,520	18,005
Deferred preneed cemetery revenue	50,202	52,494
Deferred preneed funeral revenue	30,584	31,466
Deferred tax liability	45,784	47,495
Other long-term liabilities	1,419	1,829
Deferred preneed cemetery receipts held in trust	100,903	91,352
Deferred preneed funeral receipts held in trust	113,658	102,843
Care trusts’ corpus	71,156	63,004
Total liabilities	1,050,616	1,028,579
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,264,245 and 26,325,468 shares issued, respectively and 15,331,923 and 14,697,650 shares outstanding, respectively	263	263
Additional paid-in capital	236,809	238,571
Retained earnings	135,462	162,763
Treasury stock, at cost; 10,932,322 and 11,627,818 shares, respectively	(244,519)	(278,753)
Total stockholders’ equity	128,015	122,844
Total liabilities and stockholders’ equity	$1,178,631	$1,151,423
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Revenue:
Service revenue	$40,119	$42,550	$87,876	$92,287
Property and merchandise revenue	41,606	41,276	83,502	82,888
Other revenue	6,552	6,774	13,536	13,586
	88,277	90,600	184,914	188,761
Field costs and expenses:
Cost of service	19,583	21,389	40,550	43,488
Cost of merchandise	27,520	29,306	56,040	58,636
Cemetery property amortization	2,175	1,704	3,692	3,036
Field depreciation expense	3,142	3,253	6,278	6,550
Regional and unallocated funeral and cemetery costs	5,770	5,966	11,843	12,313
Other expenses	1,160	1,270	2,523	2,548
	59,350	62,888	120,926	126,571
Gross profit	28,927	27,712	63,988	62,190
Corporate costs and expenses:
General, administrative and other	7,176	9,180	16,299	17,740
Net (gain) loss on divestitures, disposals and impairments charges	827	(1,193)	519	(426)
Operating income	20,924	19,725	47,170	44,876

Interest expense	(7,478)	(5,988)	(15,062)	(11,530)
Accretion of discount on convertible subordinated notes	—	—	(20)	—
Loss on extinguishment of debt	(23,807)	—	(23,807)	—
Gain on insurance reimbursements	—	1,376	—	3,275
Other, net	2	7	(66)	(17)
Income (loss) before income taxes	(10,359)	15,120	8,215	36,604
Benefit (expense) for income taxes	3,417	(4,234)	(2,341)	(9,938)
Tax adjustment related to discrete items	775	13	892	635
Total benefit (expense) for income taxes	4,192	(4,221)	(1,449)	(9,303)
Net income (loss)	$(6,167)	$10,899	$6,766	$27,301

Basic earnings (loss) per common share:	$(0.34)	$0.74	$0.38	$1.82
Diluted earnings (loss) per common share:	$(0.33)	$0.69	$0.37	$1.70

Dividends declared per common share:	$0.100	$0.1125	$0.200	$0.225

Weighted average number of common and common equivalent shares outstanding:
Basic	17,967	14,798	17,966	15,020
Diluted	18,511	15,712	18,364	16,033
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended June 30,
	2021	2022
Cash flows from operating activities:
Net income	$6,766	$27,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,536	9,895
Provision for credit losses	849	1,657
Stock-based compensation expense	2,537	3,085
Deferred income tax expense (benefit)	(4,461)	1,711
Amortization of intangibles	645	634
Amortization of debt issuance costs	345	253
Amortization and accretion of debt	201	243
Loss on extinguishment of debt	23,807	—
Net (gain) loss on divestitures, disposals and impairment charges	519	(426)
Gain on insurance reimbursements	—	(3,275)
Other	181	(6)

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(702)	(3,200)
Inventories, prepaid and other current assets	(894)	2,967
Intangible and other non-current assets	(592)	(747)
Preneed funeral and cemetery trust investments	(18,473)	(11,100)
Accounts payable	(471)	(2,712)
Accrued and other liabilities	1,382	(10,242)
Deferred preneed funeral and cemetery revenue	1,977	2,633
Deferred preneed funeral and cemetery receipts held in trust	17,289	11,506
Net cash provided by operating activities	41,441	30,177

Cash flows from investing activities:
Acquisitions of real estate	(2,935)	(2,601)
Proceeds from divestitures and sale of other assets	3,622	3,720
Proceeds from insurance reimbursements	120	2,167
Capital expenditures	(8,751)	(13,468)
Net cash used in investing activities	(7,944)	(10,182)

Cash flows from financing activities:
Borrowings from the credit facility	100,868	97,900
Payments against the credit facility	(87,568)	(78,100)
Payment to redeem the original senior notes	(400,000)	—
Payment of call premium for the redemption of the original senior notes	(19,876)	—
Proceeds from the issuance of the senior notes	395,500	—
Payment of debt issuance costs for the credit facility and senior notes	(1,930)	(339)
Conversions and maturity of the convertible notes	(3,980)	—
Payments on acquisition debt and obligations under finance leases	(452)	(202)
Payments on contingent consideration recorded at acquisition date	(461)	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,495	1,060
Taxes paid on restricted stock vestings and exercises of stock options	(1,323)	(286)
Dividends paid on common stock	(3,607)	(3,455)
Purchase of treasury stock	(11,559)	(36,663)
Net cash used in financing activities	(32,893)	(20,085)

Net increase (decrease) in cash and cash equivalents	604	(90)
Cash and cash equivalents at beginning of period	889	1,148
Cash and cash equivalents at end of period	$1,493	$1,058
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended June 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2021	18,048	$261	$238,056	$115,236	$(102,050)	$251,503
Net loss	—	—	—	(6,167)	—	(6,167)
Issuance of common stock from employee stock purchase plan	14	—	361	—	—	361
Issuance of common stock to directors and board advisor	5	—	160	—	—	160
Exercise of stock options	85	1	52	—	—	53
Cancellation and surrender of restricted common stock	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	1,070	—	—	1,070
Dividends on common stock	—	—	(1,808)	—	—	(1,808)
Treasury stock acquired	(325)	—	—	—	(12,301)	(12,301)
Balance – June 30, 2021	17,826	$262	$237,891	$109,069	$(114,351)	$232,871

	Three months ended June 30, 2022
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2022	14,889	$263	$238,423	$151,864	$(270,529)	$120,021
Net income	—	—	—	10,899	—	10,899
Issuance of common stock from employee stock purchase plan	12	—	398	—	—	398
Issuance of common stock to directors and board advisor	2	—	99	—	—	99
Cancellation and surrender of restricted common stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	1,379	—	—	1,379
Dividends on common stock	—	—	(1,730)	—	—	(1,730)
Treasury stock acquired	(205)	—	—	—	(8,224)	(8,224)
Balance – June 30, 2022	14,698	$263	$238,571	$162,763	$(278,753)	$122,844

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Six months ended June 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net income	—	—	—	6,766	—	6,766
Issuance of common stock from employee stock purchase plan	32	1	839	—	—	840
Issuance of common stock to directors and board advisor	10	—	337	—	—	337
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	115	1	(96)	—	—	(95)
Cancellation and surrender of restricted common stock	(10)	—	(347)	—	—	(347)
Stock-based compensation expense	—	—	2,200	—	—	2,200
Dividends on common stock	—	—	(3,607)	—	—	(3,607)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Treasury stock acquired	(325)	—	—	—	(12,301)	(12,301)
Balance – June 30, 2021	17,826	$262	$237,891	$109,069	$(114,351)	$232,871

	Six months ended June 30, 2022
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net income	—	—	—	27,301	—	27,301
Issuance of common stock from employee stock purchase plan	25	—	1,001	—	—	1,001
Issuance of common stock to directors and board advisor	5	—	246	—	—	246
Exercise of stock options	9	—	(22)	—	—	(22)
Cancellation and surrender of restricted common stock	(5)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	2,839	—	—	2,839
Dividends on common stock	—	—	(3,455)	—	—	(3,455)
Treasury stock acquired	(695)	—	—	—	(34,234)	(34,234)
Other	27	—	1,358	—	—	1,358
Balance – June 30, 2022	14,698	$263	$238,571	$162,763	$(278,753)	$122,844
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 70% of our revenue and Cemetery Operations, which currently account for approximately 30% of our revenue. At June 30, 2022, we operated 167 funeral homes in 26 states and 31 cemeteries in 11 states.
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
We did not acquire any businesses during the six months ended June 30, 2021 and 2022.
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
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2021	June 30, 2022
Land	$82,095	$82,628
Buildings and improvements	240,387	244,793
Furniture, equipment and automobiles	73,377	68,406
Property, plant and equipment, at cost	395,859	395,827
Less: accumulated depreciation	(126,492)	(124,295)
Property, plant and equipment, net	$269,367	$271,532
During the six months ended June 30, 2022, we acquired real property for $2.6 million. Additionally, we sold real property for $2.7 million, with a carrying value of $1.4 million, resulting in a gain on the sale of $1.3 million. We also divested two funeral homes that had a carrying value of property, plant and equipment of $0.7 million, which was included in the loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, described in Note 4 to the Consolidated Financial Statements included herein.
During the six months ended June 30, 2021, we acquired real property for $2.9 million. Additionally, we divested three funeral homes that had a carrying value of property, plant and equipment of $2.4 million, which was included in the gain/loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges.

Our growth and maintenance capital expenditures totaled $3.2 million and $5.2 million for the three months ended June 30, 2021 and 2022, respectively and $6.1 million and $9.8 million for the six months ended June 30, 2021 and 2022, respectively, for property, plant and equipment. In addition, we recorded depreciation expense of $3.4 million for both the three months ended June 30, 2021 and 2022 and $6.8 million and $6.7 million, for the six months ended June 30, 2021 and 2022, respectively.
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
Cemetery property was $100.7 million and $101.3 million, net of accumulated amortization of $53.1 million and $56.2 million at December 31, 2021 and June 30, 2022, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.2 million and $1.4 million for the three months ended June 30, 2021 and 2022, respectively and $2.7 million and $3.7 million, for the six months ended June 30, 2021 and 2022, respectively. We recorded amortization expense for cemetery interment rights of $2.2 million and $1.7 million for the three months ended June 30, 2021 and 2022, respectively and $3.7 million and $3.0 million, for the six months ended June 30, 2021 and 2022, respectively.
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
We determine if an arrangement is a lease at inception based on the facts and circumstances of the agreement. A right-of-use (“ROU”) asset represents our right to use the underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on our Consolidated Balance Sheet at the lease commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as depreciation expense and interest expense using the effective interest method of recognition. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense. We have real estate lease agreements which require payments for lease and non-lease components and we account for these as a single lease component. Leases with an initial term of 12 months or less, that do not include an option to renew the underlying asset, are not recorded on our Consolidated Balance Sheet and expense is recognized on a straight-line basis over the lease term.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of June 30, 2022, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.0 million and $8.2 million and at December 31, 2021 and June 30, 2022, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $10.4 million and $10.1 million at December 31, 2021 and June 30, 2022, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
On October 11, 2021, we received an adverse ruling from the Internal Revenue Service (“IRS”) related to our accounting method change for cemetery property revenue recognition filed in 2018 and subsequently filed an automatic accounting method change to adopt the IRS’ preferred method of revenue recognition for cemetery property effective for the year ending December 31, 2021.
On March 2, 2022, we received approval from the IRS regarding our method change filed related to the revenue recognition of cemetery merchandise and services sales. As a result, we recorded a $0.6 million reduction to the reserve for uncertain tax positions, including interest, during the six months ended June 30, 2022.
At December 31, 2021 and June 30, 2022, the reserve for uncertain tax positions was $3.8 million and $3.2 million, respectively, related to carrying back the net operating losses generated in the tax year ended December 31, 2018, filed under the CARES Act on June 30, 2020.
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
For the three months ended June 30, 2021 and 2022, we had an income tax benefit of $4.2 million and an income tax expense of $4.2 million, respectively and for the six months ended June 30, 2021 and 2022, we had an income tax expense of $1.4 million and $9.3 million, respectively. Our operating tax rate before discrete items was 33.0% and 28.0% for the three months ended June 30, 2021 and 2022, respectively and 28.5% and 27.2% for the six months ended June 30, 2021 and 2022, respectively.
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

Subsequent Events
We have evaluated events and transactions during the period subsequent to June 30, 2022 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2.RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. We adopted this amendment in March 2020.
On May 27 2022, we amended our Credit Facility (defined in Note 10) to establish the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) as a benchmark rate and removed LIBOR from our Credit Facility, among other things. We did not apply the optional expedients provided by the guidance in this ASU. See Note 10 to the Consolidated Financial Statements herein for additional information related to the amended Credit Facility.
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
3.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2021	June 30, 2022
Goodwill at the beginning of the period	$392,978	$391,972
Decrease in goodwill related to divestitures	(1,006)	(901)
Goodwill at the end of the period	$391,972	$391,071
During the six months ended June 30, 2022, we allocated $0.9 million of goodwill to the sale of two funeral homes for a loss recorded in Net (gain) loss on divestitures, disposals and impairments charges.

4.DIVESTED OPERATIONS
During the three and six months ended June 30, 2022, we merged one funeral home with another business we own in an existing market and sold two funeral homes for an aggregate of $0.9 million, respectively. During the three and six months ended June 30, 2021, we sold one funeral home for $0.7 million and three funeral homes for $3.5 million, respectively.
The operating results of these divested funeral homes are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Revenue	$29	$63	$349	$296

Operating income (loss)	(37)	(4)	(12)	25
Gain (loss) on divestitures(1)	(205)	—	103	(703)
Income tax benefit (expense)	80	1	(26)	184
Net income (loss) from divested operations, after tax	$(162)	$(3)	$65	$(494)

(1)	Gain (loss) on divestitures is recorded in Net (gain) loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
5.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	June 30, 2022
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$8,719	$14,650	$—	$23,369
Other receivables	402	1,160	331	1,893
Allowance for credit losses	(328)	(626)	—	(954)
Accounts receivable, net	$8,793	$15,184	$331	$24,308

	December 31, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,728	$13,629	$—	$24,357
Other receivables	329	1,433	185	1,947
Allowance for credit losses	(365)	(625)	—	(990)
Accounts receivable, net	$10,692	$14,437	$185	$25,314
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	Recoveries	June 30, 2022
Trade and financed receivables:
Funeral	$(365)	$(869)	$1,518	$(612)	$(328)
Cemetery	(625)	(300)	299	—	(626)
Total allowance for credit losses on Trade and financed receivables	$(990)	$(1,169)	$1,817	$(612)	$(954)

Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2021	June 30, 2022
Interment rights	$40,863	$43,387
Merchandise and services	7,348	8,131
Unearned finance charges	4,644	4,769
Preneed cemetery receivables	$52,855	$56,287
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2021	June 30, 2022
Preneed cemetery receivables	$52,855	$56,287
Less: unearned finance charges	(4,644)	(4,769)
Preneed cemetery receivables, at amortized cost	$48,211	$51,518
Less: allowance for credit losses	(1,704)	(1,732)
Less: balances due on undelivered cemetery preneed contracts	(10,353)	(10,063)
Less: amounts in accounts receivable	(13,004)	(14,024)
Preneed cemetery receivables, net	$23,150	$25,699
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	June 30, 2022
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,079)	$(488)	$461	$(1,106)
The amortized cost basis of our preneed cemetery receivables by year of origination at June 30, 2022 is as follows (in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Total preneed cemetery receivables, at amortized cost	$16,696	$17,141	$8,749	$5,053	$2,117	$1,762	$51,518
The aging of past due preneed cemetery receivables at June 30, 2022 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$608	$393	$201	$1,901	$3,103	$38,352	$41,455
Deferred revenue	191	144	60	469	864	13,968	14,832
Total contracts	$799	$537	$261	$2,370	$3,967	$52,320	$56,287
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	June 30, 2022
Preneed cemetery trust investments, at market value	$103,808	$94,435
Less: allowance for contract cancellation	(2,905)	(3,083)
Preneed cemetery trust investments	$100,903	$91,352
The cost and market values associated with preneed cemetery trust investments at June 30, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$11,852	$—	$—	$11,852
Fixed income securities:
U.S. agency obligations	2	803	—	(46)	757
Foreign debt	2	10,914	752	(791)	10,875
Corporate debt	2	13,837	214	(2,869)	11,182
Preferred stock	2	12,647	224	(1,324)	11,547
Certificates of deposit	2	79	—	(5)	74
Common stock	1	40,998	3,160	(5,560)	38,598
Mutual funds:
Equity	1	29	—	(3)	26
Fixed income	2	11,612	23	(2,875)	8,760
Trust securities		$102,771	$4,373	$(13,473)	$93,671
Accrued investment income		$764			$764
Preneed cemetery trust investments					$94,435
Market value as a percentage of cost					91.1%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$1,372
Due in one to five years	7,092
Due in five to ten years	6,137
Thereafter	19,834
Total fixed income securities	$34,435

The cost and market values associated with preneed cemetery trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,088	$—	$—	$3,088
Fixed income securities:
Foreign debt	2	15,846	2,025	(953)	16,918
Corporate debt	2	12,965	1,374	(49)	14,290
Preferred stock	2	12,455	1,111	(344)	13,222
Common stock	1	40,992	6,906	(4,079)	43,819
Mutual funds:
Equity	1	28	8	—	36
Fixed income	2	11,443	615	(567)	11,491
Trust Securities		$96,817	$12,039	$(5,992)	$102,864
Accrued investment income		$944			$944
Preneed cemetery trust investments					$103,808
Market value as a percentage of cost					106.2%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at June 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$757	$(46)	$—	$—	$757	$(46)
Foreign debt	6,018	(323)	616	(468)	6,634	(791)
Corporate debt	8,298	(2,869)	—	—	8,298	(2,869)
Preferred stock	6,574	(868)	3,430	(456)	10,004	(1,324)
Certificates of deposit	74	(5)	—	—	74	(5)
Total fixed income securities with an unrealized loss	$21,721	$(4,111)	$4,046	$(924)	$25,767	$(5,035)
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

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Investment income	$662	$571	$1,129	$1,062
Realized gains	10,016	6,870	14,108	8,893
Realized losses	(3,831)	(2,320)	(6,349)	(2,383)
Unrealized gains (losses), net	(849)	(15,977)	8,859	(9,100)
Expenses and taxes	(435)	(507)	(762)	(871)
Net change in deferred preneed cemetery receipts held in trust	(5,563)	11,363	(16,985)	2,399
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Purchases	$(18,797)	$(309)	$(27,208)	$(1,624)
Sales	19,352	461	27,401	661
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	June 30, 2022
Preneed funeral trust investments, at market value	$116,973	$106,232
Less: allowance for contract cancellation	(3,315)	(3,389)
Preneed funeral trust investments	$113,658	$102,843
The cost and market values associated with preneed funeral trust investments at June 30, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$31,673	$—	$—	$31,673
Fixed income securities:
U.S treasury debt	1	551	—	(31)	520
Foreign debt	2	9,728	681	(684)	9,725
Corporate debt	2	11,713	185	(2,394)	9,504
Preferred stock	2	10,881	203	(1,181)	9,903
Common stock	1	35,408	2,851	(4,665)	33,594
Mutual funds:
Equity	1	26	0	(2)	24
Fixed income	2	9,312	20	(2,383)	6,949
Other investments	2	3,677	—	—	3,677
Trust securities		$112,969	$3,940	$(11,340)	$105,569
Accrued investment income		$663			$663
Preneed funeral trust investments					$106,232
Market value as a percentage of cost					93.4%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$1,241
Due in one to five years	5,844
Due in five to ten years	5,297
Thereafter	17,270
Total fixed income securities	$29,652
The cost and market values associated with preneed funeral trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,438	$—	$—	$23,438
Fixed income securities:
Foreign debt	2	14,936	1,874	(887)	15,923
Corporate debt	2	11,231	1,223	(46)	12,408
Preferred stock	2	11,001	986	(319)	11,668
Common stock	1	36,694	6,417	(3,574)	39,537
Mutual funds:
Equity	1	26	7	—	33
Fixed income	2	9,396	454	(470)	9,380
Other investments	2	3,754	—	—	3,754
Trust securities		$110,476	$10,961	$(5,296)	$116,141
Accrued investment income		$832			$832
Preneed funeral trust investments					$116,973
Market value as a percentage of cost					105.1%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at June 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$520	$(31)	$—	$—	$520	$(31)
Foreign debt	5,365	(289)	522	(395)	5,887	(684)
Corporate debt	6,951	(2,394)	—	—	6,951	(2,394)
Preferred stock	5,683	(762)	3,009	(419)	8,692	(1,181)
Total fixed income securities with an unrealized loss	$18,519	$(3,476)	$3,531	$(814)	$22,050	$(4,290)

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
Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Investment income	$535	$481	$904	$847
Realized gains	9,388	6,147	13,259	7,890
Realized losses	(3,528)	(2,088)	(5,896)	(2,146)
Unrealized gains (losses), net	(1,113)	(13,927)	8,206	(7,400)
Expenses and taxes	(436)	(322)	(632)	(537)
Net change in deferred preneed funeral receipts held in trust	(4,846)	9,709	(15,841)	1,346
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Purchases	$(17,863)	$—	$(25,491)	$(590)
Sales	17,765	30	25,289	530
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2021	June 30, 2022
Cemetery perpetual care trust investments, at market value	$72,400	$63,703
Obligations due from trust	(1,244)	(699)
Care trusts’ corpus	$71,156	$63,004

The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at June 30, 2022 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$7,600	$—	$—	$7,600
Fixed income securities:
Foreign debt	2	7,637	480	(566)	7,551
Corporate debt	2	9,449	209	(1,974)	7,684
Preferred stock	2	9,630	143	(951)	8,822
Common stock	1	26,615	2,210	(3,771)	25,054
Mutual funds:
Equity	1	18	—	(2)	16
Fixed Income	2	8,312	28	(1,922)	6,418
Trust securities		$69,261	$3,070	$(9,186)	$63,145
Accrued investment income		$558			$558
Cemetery perpetual care investments					$63,703
Market value as a percentage of cost					91.2%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$875
Due in one to five years	4,217
Due in five to ten years	4,177
Thereafter	14,788
Total fixed income securities	$24,057
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

The following table summarized our fixed income securities (excluding mutual funds) within our cemetery perpetual care trust investment in an unrealized loss position at June 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,401	$(225)	$446	$(341)	$4,847	$(566)
Corporate debt	5,511	(1,974)	—	—	5,511	(1,974)
Preferred stock	5,137	(634)	2,831	(317)	7,968	(951)
Total fixed income securities with an unrealized loss	$15,049	$(2,833)	$3,277	$(658)	$18,326	$(3,491)
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
Cemetery perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Realized gains	$1,258	$994	$1,949	$1,244
Realized losses	(496)	(281)	(916)	(289)
Unrealized gains (losses), net	(882)	(10,844)	6,817	(6,116)
Net change in Care trusts’ corpus	120	10,131	(7,850)	5,161
Total	$—	$—	$—	$—
Cemetery perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Investment income	$2,710	$2,776	$5,223	$5,538
Realized losses, net	(141)	(258)	(279)	(604)
Total	$2,569	$2,518	$4,944	$4,934
Purchases and sales of investments in the cemetery perpetual care trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Purchases	$(12,919)	$(280)	$(19,056)	$(411)
Sales	13,307	441	19,263	441

7.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2021	June 30, 2022
Preneed funeral trust funds, at cost	$19,597	$20,298
Less: allowance for contract cancellation	(588)	(609)
Receivables from preneed funeral trusts, net	$19,009	$19,689
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2021 and June 30, 2022. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed funeral trust funds at June 30, 2022 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,927	$5,927
Fixed income investments	11,706	11,706
Mutual funds and common stocks	2,661	2,436
Annuities	4	4
Total	$20,298	$20,073
The composition of the preneed funeral trust funds at December 31, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,595	$5,595
Fixed income investments	11,386	11,386
Mutual funds and common stocks	2,611	2,682
Annuities	5	5
Total	$19,597	$19,668
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
At June 30, 2022, the carrying value and fair value of our Credit Facility was $175.2 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. At June 30, 2022, the carrying value of our acquisition debt was $4.5 million, which approximated its fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At June 30, 2022, the fair value of our Senior Notes was $327.7 million based on the last traded or broker quoted price.
At December 31, 2021 and June 30, 2022, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.

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
9.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2021	June 30, 2022
Tradenames	$23,565	$23,565
Prepaid agreements not-to-compete, net of accumulated amortization of $3,316 and $3,232, respectively	2,247	2,019
Capitalized commissions on preneed contracts, net of accumulated amortization of $2,278 and $2,622, respectively	3,560	3,809
Other	6	260
Intangible and other non-current assets, net	$29,378	$29,653
Tradenames
Our tradenames have indefinite lives and therefore are not amortized.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $169,000 and $142,000 for the three months ended June 30, 2021 and 2022, respectively and $337,000 and $290,000 for the six months ended June 30, 2021 and 2022, respectively.
Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense was $156,000 and $174,000 for the three months ended June 30, 2021 and 2022, respectively and $308,000 and $344,000 for the six months ended June 30, 2021 and 2022, respectively.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of June 30, 2022 is as follows (in thousands):

	Prepaid Agreements	Capitalized Commissions
Years ending December 31,
Remainder of 2022	$270	$644
2023	496	673
2024	381	612
2025	372	547
2026	257	481
Thereafter	243	852
Total amortization expense	$2,019	$3,809
10.CREDIT FACILITY AND ACQUISITION DEBT
On May 27 2022, we entered into a second amendment and commitment increase (the “Credit Facility Amendment”) to the first amended and restated credit agreement dated May 13, 2021 (as amended, the “Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Facility Amendment provided, among other things, for (i) an increase to the Revolving Credit Commitments (as defined in the Credit Facility) under the Credit Facility from $200.0 million to $250.0 million in the aggregate; (ii) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (iii) the establishment of the BSBY as a benchmark rate and the removal of LIBOR from the Credit Facility; (iv) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) to 5.25 to 1.00; and (v) modifications to the restricted payments covenant to allow the Company to make additional stock repurchases, subject to the satisfaction of certain conditions therein. We incurred $0.3 million in transactions costs related to this amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
At June 30, 2022, our senior secured revolving Credit Facility was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.25 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility as of June 30, 2022.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2021	June 30, 2022
Credit Facility	$155,400	$175,200
Debt issuance costs, net of accumulated amortization of $1,324 and $1,508, respectively	(1,543)	(1,699)
Total Credit Facility	$153,857	$173,501

Acquisition debt	$4,500	$4,474
Less: current portion	(521)	(583)
Total acquisition debt, net of current portion	$3,979	$3,891
At June 30, 2022, we had outstanding borrowings under the Credit Facility of $175.2 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2022, we had $72.5 million of availability under the Credit Facility.
As of the effective date of the Credit Facility Amendment, outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based our leverage ratio. At June 30, 2022, the prime rate margin was equivalent to 1.125% and the BSBY rate margin was 2.125%. The weighted average interest rate on our Credit Facility was 2.5% and 2.9% for the three months ended June 30, 2021 and 2022, respectively and 2.8% and 2.5% for the six months ended June 30, 2021 and 2022, respectively.

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Credit Facility interest expense	$372	$1,314	$817	$2,161
Credit Facility amortization of debt issuance costs	99	96	217	184
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Acquisition debt imputed interest expense	$93	$79	$190	$159
11. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2021	June 30, 2022
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $301 and $544, respectively	(4,199)	(3,955)
Debt issuance costs, net of accumulated amortization of $86 and $155, respectively	(1,191)	(1,122)
Carrying value of the Senior Notes	$394,610	$394,923
At June 30, 2022, the fair value of the Senior Notes, which are Level 2 measurements, was $327.7 million.
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

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Senior Notes interest expense	$6,642	$4,230	$13,267	$8,480
Senior Notes amortization of debt discount	128	122	266	243
Senior Notes amortization of debt premium	27	—	85	—
Senior Notes amortization of debt issuance costs	53	35	127	69
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 83 months of the Senior Notes. For both the three and six months ended June 30, 2022, the effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes was 4.42% and 4.30%, respectively.
For the three and six months ended June 30, 2021, the effective interest rate on the unamortized debt discount and unamortized debt issuance costs for our $400 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Original Senior Notes”) was 6.87% and 6.69%, respectively. For the three and six months ended June 30, 2021, the effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019 was 6.20% and 6.88%, respectively. All of our Original Senior Notes were redeemed on June 1, 2021.
12.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Income Statement Classification	2021	2022	2021	2022
Operating lease cost	Facilities and grounds expense(1)	$964	$853	$1,924	$1,701
Short-term lease cost	Facilities and grounds expense(1)	57	76	106	178
Variable lease cost	Facilities and grounds expense(1)	16	16	57	23

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$109	$109	$217	$217
Interest on lease liabilities	Interest expense	119	112	239	225
Total finance lease cost		228	221	456	442
Total lease cost		$1,265	$1,166	$2,543	$2,344

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Six months ended June 30,
	2021	2022
Cash paid for operating leases included in operating activities	$1,930	$1,795
Cash paid for finance leases included in financing activities	417	426
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Six months ended June 30,
	2021	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$75	$576
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2021	June 30, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,881	$17,571

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(2,443)	(2,660)
Finance lease right-of-use assets, net		$4,327	$4,110

Operating lease current liabilities	Current portion of operating lease obligations	$1,913	$2,029
Finance lease current liabilities	Current portion of finance lease obligations	375	411
Total current lease liabilities		$2,288	$2,440

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$18,520	$18,005
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,157	4,945
Total non-current lease liabilities		$23,677	$22,950

Total lease liabilities		$25,965	$25,390
The average lease terms and discount rates at June 30, 2022 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	9.3	8.1%
Finance leases	12.0	8.2%
The aggregate future lease payments for operating and finance leases at June 30, 2022 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2022	$1,791	$442
2023	3,509	860
2024	3,485	791
2025	3,256	736
2026	3,201	745
Thereafter	13,101	4,810
Total lease payments	28,343	8,384
Less: Interest	(8,309)	(3,028)
Present value of lease liabilities	$20,034	$5,356
At June 30, 2022, we had no additional significant operating or finance leases that had not yet commenced.
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
On January 5, 2022, the parties to the litigation engaged in and executed a Memorandum of Understanding for class settlement in the amount of $1.0 million. The parties subsequently executed a Class Settlement Agreement, and the court granted preliminary approval of the Class Settlement Agreement on March 29, 2022. The court granted Final Approval on July 26, 2022, and we will fund the final settlement in the amount of $1.2 million within 15 days of the court’s order. At June 30, 2022, we accrued $1.3 million for the final settlement amount and associated legal fees.

14.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	9,300	$324	—	$—
Returned for payroll taxes	—	$—	(49)	$(2)	9,688	$347	4,136	$205
Cancelled	966	$27	450	$16	966	$27	1,450	$47

(1)
Restricted stock granted during the six months ended June 30, 2021 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $34.79.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $98,000 and $40,000 for the three months ended June 30, 2021 and 2022, respectively and $219,000 and $97,000 for the six months ended June 30, 2021 and 2022, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	701,400	$7,115	58,500	$959
Granted(2)	—	$—	—	$—	—	$—	310,000	$5,388
Granted(3)	—	—	—	—	150,000	$1,684	—	—
Cancelled	—	$—	18,138	$214	3,840	$24	25,138	$285

(1)
Stock options granted during the six months ended June 30, 2021 and 2022 had a weighted average price of $34.79 and $49.48, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2021 and 2022 vest over a five-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(2)
Stock options granted during the six months ended June 30, 2022 had a weighted average price of $49.48. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a seven-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(3)
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

Additional stock option activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2021		2022		2021		2022
	Shares	Cash	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	180,629	(1)	—	—	281,629	(1)	18,736	(1)
Returned for option price(2)	77,792	$733	—	$—	142,524	$879	8,125	$60
Returned for payroll taxes(3)	17,971	$681	—	$—	25,982	$976	1,601	$82

(1)
Stock options exercised during the three months ended June 30, 2021 had a weighted average exercise price of $20.44, with an aggregate intrinsic value of $3.1 million. Stock options exercised during the six months ended June 30, 2021 and 2022 had a weighted average exercise price of $21.78 and $25.88, respectively, with an aggregate intrinsic value of $4.4 million and $0.5 million, respectively.

(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $480,000 and $550,000 for the three months ended June 30, 2021 and 2022, respectively and $1,040,000 and $1,188,000 for the six months ended June 30, 2021 and 2022, respectively.

Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	—	$—	23,263	$1,100	10,254	$402	27,013	$1,262
Cancelled	6,987	$67	13,974	$134	34,935	$335	20,961	$201
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
The fair value of the performance awards granted during the three months ended June 30, 2022 was determined by using the Monte-Carlo simulation pricing model with the following assumptions:

Grant date	April 1, 2022
Performance Period	April 1, 2022 - December 31, 2024
Simulation period (years)	2.75
Share price at grant date	$52.49
Expected volatility	44.44%
Risk-free interest rate	2.55%
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $352,000 and $637,000 for the three months ended June 30, 2021 and 2022, respectively and $589,000 and $1,203,000 for the six months ended June 30, 2021 and 2022, respectively.
Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2021		2022		2021		2022
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
ESPP	13,706	$26.32	11,796	$33.70	31,888	$26.32	25,089	$39.86
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2022
Dividend yield	0.01%
Expected volatility	30.24%
Risk-free interest rate	0.08%, 0.22%, 0.31%, 0.40%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $135,000 and $152,000 for the three months ended June 30, 2021 and 2022, respectively and $341,000 and $351,000 for the six months ended June 30, 2021 and 2022, respectively.

Good To Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in millions, except shares):

Three months ended June 30,				Six months ended June 30,
2021		2022		2021		2022
Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
—	$—	—	$—	—	$—	27,448	$1.4

(1)	Common stock granted during the six months ended June 30, 2022 had a grant date stock price of $49.48.
Non-Employee Director and Board Advisor Compensation
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors	4,333	$160	2,372	$94	9,373	$338	5,041	$236
Advisor to the Board	135	$5	126	$5	277	$10	219	$10

(1)
Common stock granted during the three months ended June 30, 2021 and 2022 had a weighted average price of $36.97 and $39.65, respectively and $36.01 and $46.83 for the six months ended June 30, 2021 and 2022.

We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $219,000 and $184,000 for the three months ended June 30, 2021 and 2022, respectively and $455,000 and $385,000 for the six months ended June 30, 2021 and 2022, respectively.
Share Repurchase
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”).
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Number of Shares Repurchased(1)	324,700	205,496	324,700	695,496
Average Price Paid Per Share	$37.88	$40.02	$37.88	$49.22
Dollar Value of Shares Repurchased(1)	$12,301	$8,224	$12,301	$34,234

(1)	During the six months ended June 30, 2021, 24,700 shares settled in July 2021, which had a cost of $0.7 million.
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At June 30, 2022, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividend
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Numerator for basic and diluted earnings per share:
Net income (loss)	$(6,167)	$10,899	$6,766	$27,301
Less: Loss (earnings) allocated to unvested restricted stock	8	(6)	(13)	(20)
Income (loss) attributable to common stockholders	$(6,159)	$10,893	$6,753	$27,281

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,967	14,798	17,966	15,020
Effect of dilutive securities:
Stock options	213	226	232	325
Performance awards	331	688	166	688
Denominator for diluted earnings per common share - weighted average shares outstanding	18,511	15,712	18,364	16,033

Basic earnings (loss) per common share:	$(0.34)	$0.74	$0.38	$1.82
Diluted earnings (loss) per common share:	$(0.33)	$0.69	$0.37	$1.70
For the three and six months ended June 30, 2022 there were 366,038 and 259,359 stock options, respectively, excluded from the computation of diluted earnings per share because the inclusion of such stock option would result in an antidilutive effect. For the three and six months ended June 30, 2021, no stock options were excluded from the computation of diluted earnings per share.
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At June 30, 2022, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended June 30, 2022
	Funeral	Cemetery	Total
Services	$38,140	$4,410	$42,550
Merchandise	20,525	3,777	24,302
Cemetery property	—	16,974	16,974
Other revenue	3,273	3,501	6,774
Total	$61,938	$28,662	$90,600

Three months ended June 30, 2021
	Funeral	Cemetery	Total
Services	$36,225	$3,894	$40,119
Merchandise	20,370	3,658	24,028
Cemetery property	—	17,578	17,578
Other revenue	3,237	3,315	6,552
Total	$59,832	$28,445	$88,277

Six months ended June 30, 2022
	Funeral	Cemetery	Total
Services	$83,656	$8,631	$92,287
Merchandise	45,810	6,878	52,688
Cemetery property	—	30,200	30,200
Other revenue	6,827	6,759	13,586
Total	$136,293	$52,468	$188,761

Six months ended June 30, 2021
	Funeral	Cemetery	Total
Services	$79,747	$8,129	$87,876
Merchandise	44,831	7,082	51,913
Cemetery property	—	31,589	31,589
Other revenue	7,028	6,508	13,536
Total	$131,606	$53,308	$184,914

The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended June 30, 2022	$18,485	$10,421	$(9,181)	$19,725
Three months ended June 30, 2021	16,604	11,498	(7,178)	20,924

Six months ended June 30, 2022	$43,947	$18,639	$(17,710)	$44,876
Six months ended June 30, 2021	42,480	20,991	(16,301)	47,170

Income (loss) before income taxes:
Three months ended June 30, 2022	$19,765	$10,427	$(15,072)	$15,120
Three months ended June 30, 2021	16,462	11,552	(38,373)	(10,359)

Six months ended June 30, 2022	$46,973	$18,686	$(29,055)	$36,604
Six months ended June 30, 2021	42,174	21,028	(54,987)	8,215

Total assets:
June 30, 2022	$757,341	$377,702	$16,380	$1,151,423
December 31, 2021	769,539	390,344	18,748	1,178,631

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2021	June 30, 2022
Prepaid and other current assets:
Prepaid expenses	$2,215	$3,466
Federal income taxes receivable	4,064	—
State income taxes receivable	—	361
Other current assets	125	124
Total prepaid and other current assets	$6,404	$3,951

Current portion of debt and lease obligations:
Acquisition debt	$521	$583
Finance lease obligations	375	411
Operating lease obligations	1,913	2,029
Total current portion of debt and lease obligations	$2,809	$3,023

Accrued and other liabilities:
Incentive compensation	$19,121	$6,069
Insurance	4,089	4,547
Unrecognized tax benefit	3,761	3,250
Vacation	3,334	3,425
Natural disaster liability	2,628	—
Interest	2,250	2,221
Salaries and wages	2,193	5,131
Employer payroll tax deferral	1,773	1,773
Employee meetings and award trips	1,462	234
Commissions	684	1,077
Income tax payable	485	387
Ad valorem and franchise taxes	450	1,653
Perpetual care trust payable	389	65
Other accrued liabilities	1,154	912
Total accrued and other liabilities	$43,773	$30,744

Other long-term liabilities:
Incentive compensation	$1,291	$1,829
Other long-term liabilities	128	—
Total other long-term liabilities	$1,419	$1,829
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2021	2022
Cash paid for interest	$14,329	$10,901
Cash paid for taxes	7,663	4,495
Unsettled share repurchases	742	—
Fair value of donated real property	635	—

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, debt levels, market share growth, overhead or other financial items; any statements of the plans, strategies and objectives of management for future operations; including, but not limited to, technology innovations and product development; any statements of the plans, timing and objectives of management for acquisition activities; any statements of the plans, timing, expectations and objectives of management for future financing activities, including, but not limited to, capital allocation; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
•our ability to find and retain skilled personnel;
•the effects of our talent recruitment efforts, incentive and compensation plans and programs, including such effects on our Standards Operating Model and the Company’s operational and financial performance;
•our ability to execute our growth strategy;
•the execution of our Standards Operating, 4E Leadership and Standard Acquisition Models;
•the effects of competition;
•changes in the number of deaths in our markets;
•changes in consumer preferences and our ability to adapt to or meet those changes;
•our ability to generate preneed sales, including implementing our cemetery portfolio sales strategy, product development and optimization plans;
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
•our ability to meet the projected financial and equity performance metrics to our rolling four quarter outlook, if at all;
•the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance contracts;
•the financial condition of third-party insurance companies that fund our preneed funeral contracts;
•increased or unanticipated costs, such as merchandise, goods, insurance or taxes, and our ability to mitigate or minimize such costs, if at all;
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
At June 30, 2022, we operated 167 funeral homes in 26 states and 31 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Executive Leadership Changes
On April 1, 2022, Rob Franch joined our executive leadership team as Chief Information Officer.
Divestitures
During the six months ended June 30, 2022, we sold real property for $2.7 million and two funeral homes for $0.9 million for a net gain of $0.6 million.
Credit Facility
On May 27 2022, we entered into a second amendment and commitment increase to the Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Pursuant to this amendment, the revolving credit commitment was increased from $200.0 million to $250.0 million.
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
The overall impact of the macroeconomic environment to the deathcare industry from the pandemic may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. During the second quarter of 2022, we continued to see the number of funeral contracts normalize to pre-COVID-19 levels. Regardless of these recent trends, our businesses have remained focused on being innovative and resourceful, providing families immediate service as part of the grieving process.
Within our financial reporting environment, we have considered various areas that could affect the results of our operations, though the scope, severity and duration of these impacts remain uncertain at this time because the ultimate impact of COVID-19 remains uncertain, including the potential impacts of new variants of COVID-19, such as the Delta and Omicron variants, and any resulting government responses to such variants. We do not believe we are particularly vulnerable to concentrations, with respect to geographic area, revenue for specific products or our relationships with our vendors. Our relationships with our vendors and suppliers have remained consistent and we continue to receive reliable service. To date, we have not experienced any material supply chain impacts or disruptions from our vendors attributable to COVID-19. Remote working arrangements, when utilized, have not materially affected our ability to maintain and support operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures.
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
During the second quarter of 2022, we continued to see a decrease in COVID-19-related deaths and the normalization of funeral contracts to pre-COVID-19 levels at broadly higher funeral contract revenue averages. During this same time, we have not seen an adverse impact to our overall financial performance. Although we expect these trends to continue, we will continue to assess these impacts, including the potential impacts of new variants of COVID-19, such as the Delta and Omicron variants, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related regulatory mandates and restrictions, if any, evolves.
Inflationary Trends
Beginning in the second quarter of 2022, we began to experience modest cost increases and surcharges from our vendors and suppliers on merchandise and goods due to broader inflationary, raw material cost increases, and global supply chain impacts. Although we have taken steps to mitigate these cost increases, we expect these impacts to continue through the end of the year. More broadly, the U.S. economy has recently experienced an increase in the rate of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumers or discretionary spending, although we have not experienced such impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although we expect these trends to continue through the end of the year, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate these cost increases, if possible.
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
We have learned that the long-term growth or decline of a local branded funeral and cemetery business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenue and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins (a non-GAAP financial measure). We use criteria such as cultural alignment, volume and price trends, size of business, size of market, competitive standing, demographics, strength of brand and barriers to entry to evaluate the strategic position of potential acquisition candidates. Our financial valuation of the acquisition candidate is then determined through the application of an appropriate after-tax cash return on investment that exceeds our cost of capital.
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
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. At June 30, 2022, we had $72.5 million of availability under the Credit Facility. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Cash Flows
We began 2022 with $1.1 million in cash and ended the second quarter with $1.1 million in cash. At June 30, 2022, we had borrowings of $175.2 million outstanding on our Credit Facility compared to $155.4 million at December 31, 2021.
The following table sets forth the elements of cash flow (in thousands):

	Six months ended June 30,
	2021	2022
Cash at beginning of the year	$889	$1,148

Net cash provided by operating activities	41,441	30,177

Acquisitions of real estate	(2,935)	(2,601)
Proceeds from divestitures and sale of other assets	3,622	3,720
Proceeds from insurance reimbursements	120	2,167
Capital expenditures	(8,751)	(13,468)
Net cash used in investing activities	(7,944)	(10,182)

Net borrowings on our Credit Facility, acquisition debt and finance lease obligations	12,848	19,598
Payments to redeem the Original Senior Notes	(400,000)	—
Payment of call premium for the redemption of the Original Senior Notes	(19,876)	—
Payment of debt issuance costs for the Credit Facility and Senior Notes	(1,930)	(339)
Proceeds from the issuance of the Senior Notes	395,500	—
Conversions and maturity of the Convertibles Notes	(3,980)	—
Net proceeds related to employee equity plans	172	774
Dividends paid on common stock	(3,607)	(3,455)
Purchase of treasury stock	(11,559)	(36,663)
Other financing costs	(461)	—
Net cash used in financing activities	(32,893)	(20,085)

Cash at end of the period	$1,493	$1,058

Operating Activities
For the six months ended June 30, 2022, cash provided by operating activities was $30.2 million compared to $41.4 million for the six months ended June 30, 2021. The decrease of $11.2 million is primarily due to unfavorable working capital changes in accrued liabilities and income tax receivables.
Investing Activities
Our investing activities, resulted in a net cash outflow of $10.2 million for the six months ended June 30, 2022 compared to $7.9 million for the six months ended June 30, 2021, a decrease of $2.3 million.
Acquisition and Divestiture Activity
During the six months ended June 30, 2022, we sold real property for $2.9 million and two funeral homes for $0.9 million and we purchased real property for $2.6 million.
During the six months ended June 30, 2021, we sold three funeral homes for $3.5 million and we purchased real property for $2.9 million.
Capital Expenditures
For the six months ended June 30, 2022, capital expenditures (comprised of growth and maintenance spend) totaled $13.5 million compared to $8.8 million for the six months ended June 30, 2021, an increase of $4.7 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Six months ended June 30,
	2021	2022
Growth
Cemetery development	$2,665	$3,673
Renovations at certain businesses(1)	1,397	3,620
Other	87	193
Total Growth	$4,149	$7,486

(1)	During the six months ended June 30, 2022, we spent $2.1 million for renovations on two businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance.

	Six months ended June 30,
	2021	2022
Maintenance
Facility repairs and improvements	$870	$1,599
Vehicles	795	1,129
General equipment and furniture	2,296	2,347
Paving roads and parking lots	265	485
Other	376	422
Total Maintenance	$4,602	$5,982
Financing Activities
Our financing activities resulted in a net cash outflow of $20.1 million for the six months ended June 30, 2022 compared to $32.9 million for the six months ended June 30, 2021, a decrease of $12.8 million.
During the six months ended June 30, 2022, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $19.6 million, offset by $36.7 million for the purchase of treasury stock and $3.5 million in dividends.
During the six months ended June 30, 2021, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $12.8 million, offset by the following payments: i) $19.9 million for the call premium to redeem our Original Senior Notes; ii) $11.6 million for the purchase of treasury stock; iii) $6.4 million for debt issuance and transactions costs related to our Senior Notes and Credit Facility; iv) $4.0 million for the conversions and maturity of our Convertible Notes; and v) $3.6 million in dividends.

Share Repurchase
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”).
Share repurchase activity is as follows (dollar value in thousands):

	Six months ended June 30,
	2021	2022
Number of Shares Repurchased(1)	324,700	695,496
Average Price Paid Per Share	$37.88	$49.22
Dollar Value of Shares Repurchased(1)	$12,301	$34,233
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. At June 30, 2022, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at June 30, 2022 is as follows (in thousands):

June 30, 2022
Credit Facility	$175,200
Finance leases	5,356
Operating leases	20,034
Acquisition debt	4,474
Total	$205,064
Credit Facility
On May 27 2022, we entered into a second amendment and commitment increase (the “Credit Facility Amendment”) to the first amended and restated credit agreement dated May 13, 2021 (as amended, the “Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Facility Amendment provided, among other things, for (i) an increase to the Revolving Credit Commitments (as defined in the Credit Facility) under the Credit Facility from $200.0 million to $250.0 million in the aggregate; (ii) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (iii) the establishment of the BSBY as a benchmark rate and the removal of LIBOR from the Credit Facility; (iv) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) to 5.25 to 1.00; and (v) modifications to the restricted payments covenant to allow the Company to make additional stock repurchases, subject to the satisfaction of certain conditions therein. We incurred $0.3 million in transactions costs related to this amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
At June 30, 2022, our senior secured revolving Credit Facility was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.

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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.25 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility as of June 30, 2022.
At June 30, 2022, we had outstanding borrowings under the Credit Facility of $175.2 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2022, we had $72.5 million of availability under the Credit Facility.
As of the effective date of the Credit Facility Amendment, outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based our leverage ratio. At June 30, 2022, the prime rate margin was equivalent to 1.125% and the BSBY rate margin was 2.125%. The weighted average interest rate on our Credit Facility was 2.5% and 2.9% for the three months ended June 30, 2021 and 2022, respectively and 2.8% and 2.5% for the six months ended June 30, 2021 and 2022, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Credit Facility interest expense	$372	$1,314	$817	$2,161
Credit Facility amortization of debt issuance costs	99	96	217	184

Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years. At June 30, 2022, operating and finance lease obligations were $36.7 million, with $4.4 million payable within 12 months.
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2021	2021	2022
Operating lease cost	$964	$853	$1,924	$1,701
Short-term lease cost	57	76	106	178
Variable lease cost	16	16	57	23

Finance lease cost:
Depreciation of leased assets	$109	$109	$217	$217
Interest on lease liabilities	119	112	239	225
Total finance lease cost	228	221	456	442
Total lease cost	$1,265	$1,166	$2,543	$2,344
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years. At June 30, 2022, acquisition debt obligations were $6.4 million, with $0.8 million payable within 12 months.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Acquisition debt imputed interest expense	$93	$79	$190	$159
Senior Notes
At June 30, 2022, the principal amount of our 4.25% senior notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 83 months of the Senior Notes. For both the three and six months ended June 30, 2022, the effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes was 4.42% and 4.30%, respectively.
For the three and six months ended June 30, 2021, the effective interest rate on the unamortized debt discount and unamortized debt issuance costs for our $400 million in aggregate principal amount of 6.625% senior notes due 2026 (the “Original Senior Notes”) was 6.87% and 6.69%, respectively. For the six months ended June 30, 2021, the effective interest rate on the unamortized debt premium and the unamortized debt issuance costs for the additional Original Senior Notes, issued in December 2019 was 6.20% and 6.88%, respectively. All of our Original Senior Notes were redeemed on June 1, 2021.
At June 30, 2022, the fair value of the Senior Notes, which are Level 2 measurements, was $327.7 million.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Senior Notes interest expense	$6,642	$4,230	$13,267	$8,480
Senior Notes amortization of debt discount	128	122	266	243
Senior Notes amortization of debt premium	27	—	85	—
Senior Notes amortization of debt issuance costs	53	35	127	69
At June 30, 2022, our future interest payments on our outstanding balance were $116.9 million, with $17.0 million payable within 12 months.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Revenue	$88,277	$90,600	$184,914	$188,761
Funeral contracts	10,842	11,006	24,138	24,521
Average revenue per funeral contract	$5,385	$5,493	$5,325	$5,439
Preneed interment rights (property) sold	3,276	3,511	5,934	5,889
Average price per preneed interment right sold	$4,592	$4,337	$4,573	$4,398
Gross profit	$28,927	$27,712	$63,988	$62,190
Net income (loss)	$(6,167)	$10,899	$6,766	$27,301
Revenue for the three months ended June 30, 2022 increased $2.3 million compared to the three months ended June 30, 2021, as we experienced a 1.5% increase in funeral contract volume, as well as a 2.0% increase in average revenue per funeral contract primarily due to market share gains and higher normalized death rates, offset by a 7.2% decrease in the number of preneed interment rights (property) sold, as well as a 5.6% decrease in the average price per interment right sold.
Gross profit for the three months ended June 30, 2022 decreased $1.2 million compared to the three months ended June 30, 2021, primarily due to the increase in operating expenses in our cemetery segment.
Net income for the three months ended June 30, 2022 increased $17.1 million compared to the three months ended June 30, 2021, primarily due to a $23.8 million loss on extinguishment of debt in 2021, a $2.0 million increase in net gain on divestitures, disposals and impairments charges, a $1.5 million decrease in interest expense, and a $1.4 million gain on insurance reimbursements, offset by a $8.4 million increase in income tax expense.
Revenue for the six months ended June 30, 2022 increased $3.8 million compared to the six months ended June 30, 2021, as we experienced a 1.6% increase in funeral contract volume, as well as a 2.1% increase in average revenue per funeral contract primarily due to market share gains and higher normalized death rates, offset by a 0.8% decrease in the number of preneed interment rights (property) sold, as well as a 3.8% decrease in the average price per interment right sold.
Gross profit for the six months ended June 30, 2022 decreased $1.8 million compared to the six months ended June 30, 2021, primarily due to the increase in operating expenses in our cemetery segment.
Net income for the six months ended June 30, 2022 increased $20.5 million compared to the six months ended June 30, 2021, primarily due primarily due to a $23.8 million loss on extinguishment of debt in 2021, a $3.5 million decrease in interest expense, a $3.3 million gain on insurance reimbursements and a $0.9 million increase in net gain on divestitures, disposals and impairments charges, offset by a $7.9 million increase in income tax expense.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended June 30, 2022 issued on July 27, 2022 and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report contains non-GAAP financial measures that we believe provides insight into underlying trends in our business.

Below is a reconciliation of Net income, a GAAP financial measure, to Adjusted net income, a non-GAAP financial measure, (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Net income (loss)	$(6,167)	$10,899	$6,766	$27,301
Special items(1)
Severance and separation costs(2)	—	—	1,575	—
Accretion of discount on Convertible Notes(1)	—	—	20	—
Loss on extinguishment of debt(3)	23,807	—	23,807	—
Net (gain) loss on divestitures and other costs	205	(1,284)	(103)	(581)
Litigation reserve(4)	—	200	—	200
Net gain on insurance reimbursements(5)	—	(1,376)	—	(3,275)
Disaster recovery and pandemic costs(6)	145	—	1,039	168
Change in uncertain tax reserves and other(1)	—	—	—	(533)
Other special items(7)	1,334	—	1,334	—
Sum of special items	$25,491	$(2,460)	$27,672	$(4,021)
Tax effect on special items(1)	7,457	(653)	7,881	(926)
Adjusted net income(8)	$11,867	$9,092	$26,557	$24,206

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special items are taxed at the operating tax rate for the period except for the Accretion of the discount on Convertible Notes, as this is a non-tax deductible item and the Change in uncertain tax reserves and other, as this item is a tax benefit.

(2)	Costs related to the termination or resignation of certain key members of leadership in the first quarter of 2021.
(3)	Loss on the redemption of our Original Senior Notes during the second quarter of 2021.
(4)	Costs related to litigation matters.
(5)	Net gain recognized on insurance reimbursements for property damage caused by Hurricane Ida that occurred during the third quarter of 2021.
(6)	Relates to health and safety expenses, including personal protective equipment (“PPE”) due to COVID-19. We purchased more PPE during the three and six months ended 2021 compared to the same periods in 2022.
(7)	Relates to the write-off of certain fixed assets and interest paid on our Original Senior Notes for the two-week period during which our Senior Notes were issued prior to the redemption of our Original Senior Notes.
(8)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.
Below is a reconciliation of Gross profit (a GAAP financial measure) to Operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Gross profit	$28,927	$27,712	$63,988	$62,190

Cemetery property amortization	2,175	1,704	3,692	3,036
Field depreciation expense	3,142	3,253	6,278	6,550
Regional and unallocated funeral and cemetery costs	5,770	5,966	11,843	12,313
Operating profit(1)	$40,014	$38,635	$85,801	$84,089

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP financial measure) by Segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Funeral Home	$24,184	$24,152	$57,090	$57,887
Cemetery	15,830	14,483	28,711	26,202
Operating profit	$40,014	$38,635	$85,801	$84,089

Operating profit margin(1)	45.3%	42.6%	46.4%	44.5%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021.
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
The term “divested” when discussed in the Funeral Home Segment, refers to two funeral homes we sold and one funeral home we merged with another business in an existing market in the first six months of 2022 and three funeral homes we sold in the first six months of 2021. The term “divested” when discussed in the Cemetery Segment, refers to one cemetery we sold during 2021.
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

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Three months ended June 30,
	2021	2022
Revenue:
Same store operating revenue	$48,922	$50,631
Acquired operating revenue	6,939	7,641
Divested/planned divested revenue	783	428
Ancillary revenue	1,088	980
Preneed funeral insurance commissions	263	409
Preneed funeral trust and insurance	1,837	1,849
Total	$59,832	$61,938

Operating profit:
Same store operating profit	$19,144	$19,042
Acquired operating profit	2,769	3,059
Divested/planned divested operating profit	119	(54)
Ancillary operating profit	274	151
Preneed funeral insurance commissions	79	145
Preneed funeral trust and insurance	1,799	1,809
Total	$24,184	$24,152
The following measures reflect the significant metrics over this comparative period:

	Three months ended June 30,
	2021	2022
Same store:
Contract volume	9,241	9,415
Average revenue per contract, excluding preneed funeral trust earnings	$5,294	$5,378
Average revenue per contract, including preneed funeral trust earnings	$5,472	$5,547
Burial rate	35.7%	34.3%
Cremation rate	56.5%	57.3%

Acquired:
Contract volume	1,446	1,489
Average revenue per contract, excluding preneed funeral trust earnings	$4,799	$5,131
Average revenue per contract, including preneed funeral trust earnings	$4,864	$5,238
Burial rate	38.4%	37.7%
Cremation rate	56.7%	57.2%
Funeral home same store operating revenue increased $1.7 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase in operating revenue is primarily related to a 1.9% increase in same store contract volume, as well as a 1.6% increase in the average revenue per contract excluding preneed interest. The same store contract volume increased in spite of a 45.4% decrease in same store COVID-19 related contracts during the second quarter of 2022 compared to the second quarter of 2021. This additional volume increase is primarily due to market share gains and higher normalized death rates. The increase in average revenue per contract in the second quarter of 2022 reflects increases of 1.8% in cremations with memorial services and 1.5% in burials with memorial services compared to the second quarter of 2021. These increases are primarily due to the normalization of customer preferences for memorial services and our continued focus to welcome and educate families on the many products and service options that are available with cremation.
Funeral home same store operating profit for the three months ended June 30, 2022 decreased $0.1 million when compared to the same period in 2021, due to the increase in operating expenses. The comparable operating profit margin decreased 150 basis points to 37.6%. Operating expenses as a percentage of operating revenue increased 1.5% with the largest increases in property and general liability insurance of 0.5%, transportation costs of 0.3%, and general and administrative expenses of 0.3%, which were partially offset by a decrease in salaries and benefits expenses of 0.4%, primarily due to lower health insurance expenses.
Funeral home acquired operating revenue for the three months ended June 30, 2022 increased $0.7 million compared to the same period in 2021. The increase in operating revenue is primarily due to a 6.9% increase in the average revenue per contract excluding preneed interest, as well as a 3.0% increase in acquired contract volume. The acquired contract volume increased in spite of a 74.1% decrease in acquired COVID-19 related contracts for the second quarter of 2022 compared to the second quarter of 2021. This additional volume increase is primarily due to market share gains and higher normalized death rates. The increase in average revenue per contract in the second quarter of 2022 reflects increases of 6.1% in burials with memorial services and 1.8% in cremations with memorial services compared to the second quarter of 2021. These increases are primarily due to the normalization of customer preferences for memorial services and our continued focus to welcome and educate families on the many products and service options that are available with cremation.
Funeral home acquired operating profit for the three months ended June 30, 2022 increased $0.3 million when compared to the same period in 2021, due to the increase in acquired operating revenue and a decrease in operating expenses. The comparable operating profit margin increased 10 basis points to 40.0%. Operating expenses as a percentage of operating revenue decreased 0.1% with the largest decrease in salaries and benefits expenses of 0.9%, primarily due to lower health insurance expenses, offset by an increase in allowance for credit losses of 0.8%, due to the aging of higher accounts receivable related to the high volume of sales due to the COVID-19 spike during the latter half of 2021.
Ancillary revenue, recorded in Other revenue, which represents revenue from our flower shop, pet cremation and online cremation businesses, as well as Ancillary operating profit each decreased $0.1 million for the three months ended June 30, 2022 compared to the same period in 2021.
Preneed funeral insurance commissions and preneed funeral trust and insurance revenue (recorded in Other revenue) on a combined basis, increased $0.2 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily related to the increase in funeral insurance commissions, resulting from an increase in preneed insurance sales. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.1 million for the same comparative period, primarily due to the increase in preneed funeral insurance commission revenue.
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Six months ended June 30,
	2021	2022
Revenue:
Same store operating revenue	$107,777	$112,157
Acquired operating revenue	14,924	16,251
Divested/planned divested revenue	1,984	1,146
Ancillary revenue	2,295	2,050
Preneed funeral insurance commissions	593	672
Preneed funeral trust and insurance	4,033	4,017
Total	$131,606	$136,293

Operating profit:
Same store operating profit	$45,770	$46,541
Acquired operating profit	6,413	6,809
Divested/planned divested operating profit	264	71
Ancillary operating profit	516	372
Preneed funeral insurance commissions	168	158
Preneed funeral trust and insurance	3,959	3,936
Total	$57,090	$57,887

The following measures reflect the significant metrics over this comparative period:

	Six months ended June 30,
	2021	2022
Same store:
Contract volume	20,516	21,068
Average revenue per contract, excluding preneed funeral trust earnings	$5,253	$5,324
Average revenue per contract, including preneed funeral trust earnings	$5,429	$5,491
Burial rate	36.5%	34.7%
Cremation rate	56.5%	57.1%

Acquired:
Contract volume	3,194	3,195
Average revenue per contract, excluding preneed funeral trust earnings	$4,673	$5,086
Average revenue per contract, including preneed funeral trust earnings	$4,747	$5,177
Burial rate	38.4%	37.3%
Cremation rate	56.5%	57.4%
Funeral home same store operating revenue increased $4.4 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase in operating revenue is primarily related to a 2.7% increase in same store contract volume, as well as a 1.4% increase in the average revenue per contract excluding preneed interest. The same store contract volume increased in spite of a 48.4% decrease in COVID-19 related contracts for the six months ended June 30, 2022 compared to the same period in 2021. This additional volume increase is primarily due to market share gains and higher normalized death rates. The increase in average revenue per contract for the six months ended June 30, 2022 reflects increases of 4.2% in burials with memorial services and 2.3% in cremations with memorial services compared to the same period of 2021. These increases are primarily due to the normalization of customer preferences for memorial services and our continued focus to welcome and educate families on the many products and service options that are available with cremation.
Funeral home same store operating profit for the six months ended June 30, 2022 increased $0.8 million when compared to the same period in 2021, due to the increase in operating revenue, offset by the increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 100 basis points to 41.5%. Operating expenses as a percentage of revenue increased 1.0% with the largest increases in allowance for credit losses of 0.3%, transportation costs of 0.2%, and general and administrative expenses of 0.2%, which were partially offset by a decrease in salaries and benefits expenses of 0.4%, primarily due to lower health insurance expenses.
Funeral home acquired operating revenue for the six months ended June 30, 2022 increased $1.3 million compared to the same period in 2021. The increase in operating revenue is primarily due to an 8.8% increase in the average revenue per contract excluding preneed interest, while the acquired contract volume was flat in spite of a 65.6% decrease in COVID-19 related contracts for the six months ended June 30, 2022 compared to the same period in 2021. The increase in average revenue per contract in the six months ending June 30, 2022 reflects increases of 6.9% in burials with memorial services and 5.2% in cremations with memorial services compared to the same period of 2021. These increases are primarily due to the normalization of customer preferences for memorial services and our continued focus to welcome and educate families on the many products and service options that are available with cremation.
Funeral home acquired operating profit for the six months ended June 30, 2022 increased $0.4 million when compared to the same period in 2021, due to the increase in operating revenue, offset by the increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 110 basis points to 41.9%. Operating expenses as a percentage of revenue increased 1.1% with the largest increases in allowance for credit losses of 0.9% and funeral costs of 0.5%, which were partially offset by a decrease in salaries and benefits expenses of 0.2%, primarily due to lower health insurance expenses.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses, decreased $0.2 million and Ancillary operating profit decreased $0.1 million for the six months ended June 30, 2022 compared to the same period in 2021.
Preneed funeral insurance commissions and preneed funeral trust and insurance revenue (recorded in Other revenue) on a combined basis, increased $0.1 million for the six months ended June 30, 2022 compared to the same period in 2021. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, remained flat for the same comparative period.

Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Three months ended June 30,
	2021	2022
Revenue:
Same store operating revenue	$16,906	$16,969
Acquired operating revenue	8,175	8,193
Divested revenue	70	—
Preneed cemetery trust revenue	3,040	3,183
Preneed cemetery finance charges	254	317
Total	$28,445	$28,662

Operating profit:
Same store operating profit	$7,907	$6,479
Acquired operating profit	4,737	4,640
Divested operating profit	16	—
Preneed cemetery trust operating profit	2,916	3,047
Preneed cemetery finance charges	254	317
Total	$15,830	$14,483
The following measures reflect the significant metrics over this comparative period:

	Three months ended June 30,
	2021	2022
Same store:
Preneed revenue as a percentage of operating revenue	63%	65%
Preneed revenue (in thousands)	$10,676	$11,097
Atneed revenue (in thousands)	$6,230	$5,872
Number of preneed interment rights sold	2,253	2,390
Average price per interment right sold	$4,108	$4,102

Acquired:
Preneed revenue as a percentage of operating revenue	74%	66%
Preneed revenue (in thousands)	$6,055	$5,397
Atneed revenue (in thousands)	$2,120	$2,796
Number of preneed interment rights sold	1,013	1,121
Average price per interment right sold	$5,704	$4,838
Cemetery same store preneed revenue increased $0.4 million for the three months ended June 30, 2022 compared to the same period in 2021, as we experienced a 6.1% increase in the number of interment rights sold, while the average price per interment right sold remained flat. Cemetery same store atneed revenue, which represents 35% of our same store operating revenue decreased $0.4 million for the three months ended June 30, 2022 compared to the same period in 2021, as we experienced a 3.7% decrease in the number of interment rights sold, as well as a 2.2% decrease in the average price per interment right sold.
Cemetery same store operating profit for the three months ended June 30, 2022 decreased $1.4 million from the same period in 2021, due to the increase in operating expenses. The comparable operating profit margin decreased 860 basis points to 38.2%. Operating expenses as a percent of operating revenue increased 8.6% with the largest increases in the following areas: (1) allowance for credit losses of 4.9%, due to a change in estimate in the prior period, which resulted in lower credit loss expense in the prior period; (2) promotional expenses of 2.4% due to an increase in commissions paid on preneed sales; and (3) facilities and grounds expenses of 1.8%, primarily due to an increase in property and general liability insurance.

Cemetery acquired preneed revenue decreased $0.7 million for the three months ended June 30, 2022 compared to the same period in 2021, as we experienced a 15.2% decrease in the average price per interment right sold, while the number of interment rights sold increased 10.7%. Cemetery acquired atneed revenue, which represents 34% of our acquired operating revenue, increased $0.7 million for the three months ended June 30, 2022 compared to the same period in 2021, as we experienced a 42.8% increase in the average price per interment right sold, while the number of interment rights sold decreased 16.3%.
Cemetery acquired operating profit decreased $0.1 million for the three months ended June 30, 2022 from the same period in 2021. The comparable operating profit margin decreased 130 basis points to 56.6% primarily as a result a 1.3% increase in operating expenses as a percent of operating revenue.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $0.2 million for the three months ended June 30, 2022 compared to the same period in 2021. The increase in trust revenue is due to an increase in realized gains on delivered merchandise and services contracts. Operating profit for the two categories of Other Revenue, on a combined basis, increased $0.2 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the increase in revenue.
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Six months ended June 30,
	2021	2022
Revenue:
Same store operating revenue	$31,541	$31,220
Acquired operating revenue	15,155	14,490
Divested revenue	150	—
Preneed cemetery trust revenue	5,943	6,197
Preneed cemetery finance charges	519	561
Total	$53,308	$52,468

Operating profit:
Same store operating profit	$13,611	$11,779
Acquired operating profit	8,839	7,939
Divested operating profit	47	—
Preneed cemetery trust operating profit	5,695	5,923
Preneed cemetery finance charges	519	561
Total	$28,711	$26,202

The following measures reflect the significant metrics over this comparative period:

	Six months ended June 30,
	2021	2022
Same store:
Preneed revenue as a percentage of operating revenue	61%	62%
Preneed revenue (in thousands)	$19,134	$19,201
Atneed revenue (in thousands)	12,407	12,019
Number of preneed interment rights sold	4,152	4,171
Average price per interment right sold	$4,093	$4,056

Acquired:
Preneed revenue as a percentage of operating revenue	69%	65%
Preneed revenue (in thousands)	10,498	9,386
Atneed revenue (in thousands)	4,657	5,104
Number of preneed interment rights sold	1,763	1,718
Average price per interment right sold	$5,745	$5,231
Cemetery same store preneed revenue increased $0.1 million for the six months ended June 30, 2022 compared to the same period in 2021, as we experienced a 0.5% increase in the number of interment rights sold, while the average price per interment right sold decreased 0.9%. Cemetery same store atneed revenue, which represents 38% of our same store operating revenue, decreased $0.4 million for the six months ended June 30, 2022 compared to the same period in 2021, as we experienced a 3.6% decrease in the number of interment rights sold, while the average price per interment right sold increased 0.5%.
Cemetery same store operating profit for the six months ended June 30, 2022 decreased $1.8 million from the same period in 2021, due to the decrease in operating revenue and increase in operating costs. The comparable operating profit margin decreased 550 basis points to 37.7%. Operating expenses as a percent of operating revenue increased 5.4% with the largest increases in the following areas: (1) allowance for credit losses of 2.6%, due to a change in estimate in the second quarter of the prior year, which resulted in lower credit loss expense in the prior period; (2) promotional expenses of 1.4% due to an increase in commissions paid on preneed sales; and (3) facilities and grounds expenses of 1.2%, primarily due to an increase in property and general liability insurance.
Cemetery acquired preneed revenue decreased $1.1 million for the six months ended June 30, 2022 compared to the same period in 2021, as we experienced an 8.9% decrease in the average price per interment right sold, as well as a 2.6% decrease in the number of interment rights sold. Cemetery acquired atneed revenue, which represents 35% of our acquired operating revenue, increased $0.4 million for the six months ended June 30, 2022 compared to the same period in 2021, as we experienced a 15.3% increase in the average price per interment right sold, while the number of interment rights sold decreased 12.7%.
Cemetery acquired operating profit decreased $0.9 million for the six months ended June 30, 2022 from the same period in 2021, due to the decrease in operating revenue and increase in operating costs. The comparable operating profit margin decreased 350 basis points to 54.8%. Operating expenses as a percent of operating revenue increased 3.5% with the largest increases in the following areas: (1) facilities and grounds expenses of 1.5%, primarily due to an increase in property and general liability insurance; (2) promotional expenses of 0.9% due to an increase in commissions paid on preneed and atneed sales; and (3) general and administrative expenses increased 0.7%.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $0.3 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase in trust revenue is primarily due to an increase in realized gains on delivered merchandise and services contracts. Operating profit for the two categories of Other Revenue, on a combined basis, increased $0.3 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the increase in revenue.
Cemetery property amortization. Cemetery property amortization totaled $1.7 million and $3.0 million for the three and six months ended June 30, 2022, respectively, a decrease of $0.5 million and $0.7 million, respectively, compared to the same periods in 2021, primarily due to the decrease in property sold across our cemetery portfolio.

Field depreciation. Depreciation expense for our field businesses totaled $3.3 million and $6.6 million for the three and six months ended June 30, 2022, respectively, an increase of $0.1 million and $0.3 million, respectively, compared to the same periods in 2021, primarily due to depreciation from technology equipment added in the last twelve months.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $6.0 million for the three months ended June 30, 2022, an increase of $0.2 million compared to the same period in 2021, primarily due to the following: (1) a $0.6 million increase in incentive award trips and annual managing partner meetings, which were postponed in the prior year due to COVID-19; (2) a $0.2 million increase in salary and benefits expenses, which includes additional cemetery sales employees; offset by (3) a $0.5 million decrease in cash incentives and equity compensation; and (4) a $0.1 million decrease in health and safety expenses related to COVID-19.
Regional and unallocated funeral and cemetery costs totaled $12.3 million for the six months ended June 30, 2022, an increase of $0.5 million compared to the same period in 2021, primarily due to the following: (1) a $1.0 million increase in incentive award trips and annual managing partner meetings, which were postponed in the prior year due to COVID-19; (2) a $0.5 million increase in salary and benefits expenses, which includes additional cemetery sales employees; (3) a $0.3 million increase in other general administrative costs, which includes higher travel costs; and (4) a $0.1 million increase in separation expenses; offset by (4) a $0.7 million decrease in cash incentives and equity compensation; and (5) a $0.7 million decrease in health and safety expenses related to COVID-19.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $9.2 million for the three months ended June 30, 2022, an increase of $2.0 million compared to the same period in 2021, primarily due to the following: (1) a $1.0 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; (2) a $0.8 million increase in salary and benefits expenses, which includes talent investment in our recently developed marketing department, as well as a Chief Information Officer; and (3) a $0.2 million increase in cash incentives and equity compensation.
General, administrative and other expenses totaled $17.7 million for the six months ended June 30, 2022, an increase of $1.4 million compared to the same period in 2021, primarily due to the following: (1) a $1.3 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; (2) a $1.1 million increase in salary and benefits expenses, which includes talent investment in our recently developed marketing department, as well as a Chief Information Officer; (3) a $0.7 million increase in cash incentives and equity compensation; offset by (4) a $1.6 million decrease in separation expense related to the resignation of two members of senior leadership in the first quarter of 2021, and (5) a $0.1 million decrease in divestiture expenses.
Net (gain) loss on divestitures, disposals and impairments charges. The components of Net (gain) loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Net (gain) loss on divestitures and real property	$205	$(1,278)	(103)	(575)
Net loss on disposals of fixed assets	622	85	622	149
Total	$827	$(1,193)	$519	$(426)
During the six months ended June 30, 2022, we sold real property for $2.7 million and two funeral homes for $0.9 million for a net gain of $0.6 million. During the six months ended June 30, 2021, we sold three funeral homes for $3.5 million for a net gain of $0.1 million and disposed of fixed assets for a net loss of $0.6 million.
Interest expense. Interest expense related to our various debt arrangement is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Senior Notes	$6,795	$4,387	$13,574	$8,793
Credit Facility	470	1,409	1,033	2,344
Finance leases	119	112	239	225
Acquisition debt	93	79	190	159
Convertible Notes	—	—	19	—
Other	1	1	7	9
Total	$7,478	$5,988	$15,062	$11,530

Gain on insurance reimbursements. During the three and six months ended June 30, 2022, we recorded a gain on the reimbursements received from insurance for property damaged by Hurricane Ida that occurred during third quarter of 2021.
Income taxes. We had an income tax expense of $4.2 million and an income tax benefit of $4.2 million for the three months ended June 30, 2022 and 2021, respectively and income tax expense of $9.3 million and $1.4 million for the six month ended June 30, 2022 and 2021, respectively. Our operating tax rate before discrete items was 28.0% and 33.0% for the three months ended June 30, 2022 and 2021, respectively and 27.15% and 28.5% for the six month ended June 30, 2022 and 2021, respectively.
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
On March 2, 2022, we received approval from the IRS regarding our method change filed related to the revenue recognition of cemetery merchandise and services sales. As a result, we recorded a $0.6 million reduction to the reserve for uncertain tax positions, including interest, during the six months ended June 30, 2022.
At December 31, 2021 and June 30, 2022, the reserve for uncertain tax positions was $3.8 million and $3.2 million, respectively, related to carrying back the net operating losses generated in the tax year ended December 31, 2018, filed under the CARES Act on June 30, 2020.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2022 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at June 30, 2022 are presented in Part 1, Item 1, Financial Statements, Note 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.27% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At June 30, 2022, we had outstanding borrowings under the Credit Facility of $175.2 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or a BSBY rate, plus an applicable margin based our leverage ratio. At June 30, 2022, the prime rate margin was equivalent to 1.125% and the BSBY rate margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.7 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At June 30, 2022, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $394.9 million and the fair value of the Senior Notes was $327.7 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.
Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at June 30, 2022 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
For more information regarding legal proceedings see Part I, Item 1, Financial Statements, Note 13.
Item 1A.Risk Factors.
Risk Factor Update
In light of increased inflationary trends in the U.S. and global marketplace, we are also supplementing the risk factors set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 with the new risk factor set out below. The risk factor below should be carefully read in conjunction with the risk factors set out in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
GENERAL RISKS
Economic Conditions and Natural Disasters
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure or by reducing the amount of discretionary income consumers have available to spend on our services. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have already experienced modest cost increases and surcharges from our vendors and suppliers on merchandise and goods and may continue to experience additional cost increases in the future, which could be of greater magnitude than those experienced to date. In addition, the impacts of inflation are also felt by consumers who face rising prices for a variety of goods and services, which could reduce the amount of discretionary spending that would otherwise be available to our client families and potential client families to spend on our services. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)(2)

April 1, 2022 - April 30, 2022	—	$—	—	$57,122,849
May 1, 2022 - May 31, 2022	—	$—	127,639	$52,105,898
June 1, 2022 - June 30, 2022	—	$—	77,857	$48,898,769
Total for quarter ended June 30, 2022	—		205,496

(1)	We repurchased shares of our common stock at an average cost of $39.31 in May 2022 and $41.19 in June 2022.
(2)	See Part I, Item 1, Financial Statements, Note 14 for additional information on our publicly announced share repurchase program.
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

CARRIAGE SERVICES, INC.
Date:	August 2, 2022	/s/ C. Benjamin Brink
C. Benjamin Brink
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
10.1
Second Amendment and Commitment Increase to First Amended and Restated Credit Agreement dated as of May 27, 2022, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.

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