Form 10-Q
period 2022-09-30
CARRIAGE SERVICES INC
filed 2022-11-02
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 28, 2022 was 14,714,808.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	December 31, 2021	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$821
Accounts receivable, net	25,314	23,352
Inventories	7,346	7,675
Prepaid and other current assets	6,404	4,131
Total current assets	40,212	35,979
Preneed cemetery trust investments	100,903	87,030
Preneed funeral trust investments	113,658	98,638
Preneed cemetery receivables, net	23,150	25,873
Receivables from preneed funeral trusts, net	19,009	20,119
Property, plant and equipment, net	269,367	275,977
Cemetery property, net	100,701	101,691
Goodwill	391,972	393,765
Intangible and other non-current assets, net	29,378	30,451
Operating lease right-of-use assets	17,881	17,295
Cemetery perpetual care trust investments	72,400	60,569
Total assets	$1,178,631	$1,147,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$2,809	$3,104
Accounts payable	14,205	9,325
Accrued and other liabilities	43,773	37,123
Total current liabilities	60,787	49,552
Acquisition debt, net of current portion	3,979	3,846
Credit facility	153,857	167,410
Senior notes	394,610	395,082
Obligations under finance leases, net of current portion	5,157	4,842
Obligations under operating leases, net of current portion	18,520	17,638
Deferred preneed cemetery revenue	50,202	52,173
Deferred preneed funeral revenue	30,584	32,006
Deferred tax liability	45,784	47,483
Other long-term liabilities	1,419	2,700
Deferred preneed cemetery receipts held in trust	100,903	87,030
Deferred preneed funeral receipts held in trust	113,658	98,638
Care trusts’ corpus	71,156	60,067
Total liabilities	1,050,616	1,018,467
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,264,245 and 26,341,132 shares issued, respectively and 15,331,923 and 14,713,314 shares outstanding, respectively	263	263
Additional paid-in capital	236,809	238,787
Retained earnings	135,462	168,623
Treasury stock, at cost; 10,932,322 and 11,627,818 shares, respectively	(244,519)	(278,753)
Total stockholders’ equity	128,015	128,920
Total liabilities and stockholders’ equity	$1,178,631	$1,147,387
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Revenue:
Service revenue	$46,210	$42,992	$134,086	$135,279
Property and merchandise revenue	42,043	37,607	125,545	120,495
Other revenue	6,788	6,898	20,324	20,484
	95,041	87,497	279,955	276,258
Field costs and expenses:
Cost of service	20,523	22,317	61,073	65,805
Cost of merchandise	28,632	28,668	84,672	87,304
Cemetery property amortization	1,521	1,278	5,213	4,314
Field depreciation expense	3,154	3,281	9,432	9,831
Regional and unallocated funeral and cemetery costs	6,812	5,096	18,655	17,409
Other expenses	1,235	1,259	3,758	3,807
	61,877	61,899	182,803	188,470
Gross profit	33,164	25,598	97,152	87,788
Corporate costs and expenses:
General, administrative and other	9,041	10,383	25,340	28,123
Net (gain) loss on divestitures, disposals and impairments charges	858	(7)	1,377	(433)
Operating income	23,265	15,222	70,435	60,098

Interest expense	(5,076)	(6,678)	(20,138)	(18,208)
Accretion of discount on convertible subordinated notes	—	—	(20)	—
Loss on extinguishment of debt	—	—	(23,807)	—
Gain on insurance reimbursements	—	—	—	3,275
Other, net	(21)	95	(87)	78
Income before income taxes	18,168	8,639	26,383	45,243
Expense for income taxes	(5,125)	(2,640)	(7,466)	(12,578)
Tax adjustment related to discrete items	3	(139)	895	496
Total expense for income taxes	(5,122)	(2,779)	(6,571)	(12,082)
Net income	$13,046	$5,860	$19,812	$33,161

Basic earnings per common share:	$0.74	$0.40	$1.11	$2.22
Diluted earnings per common share:	$0.71	$0.38	$1.08	$2.09

Dividends declared per common share:	$0.1000	$0.1125	$0.3000	$0.3375

Weighted average number of common and common equivalent shares outstanding:
Basic	17,499	14,689	17,809	14,908
Diluted	18,246	15,537	18,365	15,849
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended September 30,
	2021	2022
Cash flows from operating activities:
Net income	$19,812	$33,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,486	14,611
Provision for credit losses	1,426	2,292
Stock-based compensation expense	3,832	4,577
Deferred income tax expense (benefit)	(3,433)	1,699
Amortization of intangibles	968	957
Amortization of debt issuance costs	459	397
Amortization and accretion of debt	319	368
Loss on extinguishment of debt	23,807	—
Net (gain) loss on divestitures, disposals and impairment charges	1,558	(433)
Gain on insurance reimbursements	—	(3,275)
Other	—	(153)

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(4,387)	(3,053)
Inventories, prepaid and other current assets	(266)	2,785
Intangible and other non-current assets	(887)	(1,381)
Preneed funeral and cemetery trust investments	(23,355)	(12,585)
Accounts payable	(845)	(2,451)
Accrued and other liabilities	9,643	(3,080)
Deferred preneed funeral and cemetery revenue	3,587	2,852
Deferred preneed funeral and cemetery receipts held in trust	21,975	12,758
Net cash provided by operating activities	69,699	50,046

Cash flows from investing activities:
Acquisitions of businesses and real estate	(3,285)	(8,876)
Proceeds from divestitures and sale of other assets	4,375	4,313
Proceeds from insurance reimbursements	2,946	2,209
Capital expenditures	(15,252)	(20,346)
Net cash used in investing activities	(11,216)	(22,700)

Cash flows from financing activities:
Borrowings from the credit facility	154,968	114,600
Payments against the credit facility	(115,268)	(101,000)
Payment to redeem the 6.625% senior notes due 2026	(400,000)	—
Payment of call premium for the redemption of the 6.625% senior notes due 2026	(19,876)	—
Proceeds from the issuance of the 4.25% senior notes due 2029	395,500	—
Payment of debt issuance costs for the credit facility and the 4.25% senior notes due 2029	(2,054)	(339)
Conversions and maturity of the convertible notes	(3,980)	—
Payments on acquisition debt and obligations under finance leases	(658)	(314)
Payments on contingent consideration recorded at acquisition date	(461)	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	2,107	1,438
Taxes paid on restricted stock vestings and exercises of stock options	(1,433)	(287)
Dividends paid on common stock	(5,390)	(5,108)
Purchase of treasury stock	(61,739)	(36,663)
Net cash used in financing activities	(58,284)	(27,673)

Net increase (decrease) in cash and cash equivalents	199	(327)
Cash and cash equivalents at beginning of period	889	1,148
Cash and cash equivalents at end of period	$1,088	$821
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended September 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2021	17,826	$262	$237,891	$109,069	$(114,351)	$232,871
Net income	—	—	—	13,046	—	13,046
Issuance of common stock from employee stock purchase plan	15	—	388	—	—	388
Issuance of common stock to directors and board advisor	3	—	147	—	—	147
Exercise of stock options	12	—	(82)	—	—	(82)
Cancellation and surrender of restricted common stock	(1)	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	1,148	—	—	1,148
Dividends on common stock	—	—	(1,783)	—	—	(1,783)
Treasury stock acquired	(1,203)	—	—	—	(53,239)	(53,239)
Balance – September 30, 2021	16,652	$262	$237,681	$122,115	$(167,590)	$192,468

	Three months ended September 30, 2022
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2022	14,698	$263	$238,571	$162,763	$(278,753)	$122,844
Net income	—	—	—	5,860	—	5,860
Issuance of common stock from employee stock purchase plan	14	—	377	—	—	377
Issuance of common stock to directors and board advisor	2	—	76	—	—	76
Cancellation and surrender of restricted common stock	(1)	—		—	—	—
Stock-based compensation expense	—	—	1,416	—	—	1,416
Dividends on common stock	—	—	(1,653)	—	—	(1,653)
Balance – September 30, 2022	14,713	$263	$238,787	$168,623	$(278,753)	$128,920

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Nine months ended September 30, 2021
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net income	—	—	—	19,812	—	19,812
Issuance of common stock from employee stock purchase plan	47	1	1,227	—	—	1,228
Issuance of common stock to directors and board advisor	13	—	495	—	—	495
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	127	1	(178)	—	—	(177)
Cancellation and surrender of restricted common stock	(11)	—	(375)	—	—	(375)
Stock-based compensation expense	—	—	3,337	—	—	3,337
Dividends on common stock	—	—	(5,390)	—	—	(5,390)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Treasury stock acquired	(1,528)	—	—	—	(65,540)	(65,540)
Balance – September 30, 2021	16,652	$262	$237,681	$122,115	$(167,590)	$192,468

	Nine months ended September 30, 2022
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net income	—	—	—	33,161	—	33,161
Issuance of common stock from employee stock purchase plan	39	—	1,378	—	—	1,378
Issuance of common stock to directors and board advisor	7	—	322	—	—	322
Exercise of stock options	9	—	(22)	—	—	(22)
Cancellation and surrender of restricted common stock	(6)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	4,255	—	—	4,255
Dividends on common stock	—	—	(5,108)	—	—	(5,108)
Treasury stock acquired	(695)	—	—	—	(34,234)	(34,234)
Other	27	—	1,358	—	—	1,358
Balance – September 30, 2022	14,713	$263	$238,787	$168,623	$(278,753)	$128,920
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently account for approximately 70% of our revenue and Cemetery Operations, which currently account for approximately 30% of our revenue. At September 30, 2022, we operated 169 funeral homes in 26 states and 31 cemeteries in 11 states.
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
During the three and nine months ended September 30, 2022, we acquired a business consisting of two funeral homes for $6.3 million. We did not acquire any businesses during the three and nine months ended September 30, 2021.
See Notes 3 and 4 to the Consolidated Financial Statements herein for additional information related to our acquisitions.
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

We performed our annual goodwill impairment test as of August 31, 2022. Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted qualitative assessments in 2020 and 2021; however, we performed a quantitative assessment in 2022. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
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
Our 2022 quantitative assessment is not complete at the time of this filing, but we do not expect any impairment to goodwill as a result of our testing. For our 2020 and 2021 annual qualitative assessments, there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value.
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
We performed our annual intangible assets impairment test as of August 31, 2022. Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted qualitative assessments in 2020 and 2021; however, we performed a quantitative assessment in 2022. In addition to our intangible assets annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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

Our 2022 quantitative assessment is not complete at the time of this filing, but we do not expect any impairment to intangible assets as a result of our testing. For our 2020 and 2021 qualitative assessments, there was no impairment to intangibles assets as the fair value of our intangible assets was greater than the carrying value.
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
Long-lived assets, such as property, plant and equipment and right-of-use assets (see discussion of Leases below), are reported at the lower of their carrying amount or fair value and are reviewed for impairment whenever events, such as significant negative industry or economic trends, or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2021	September 30, 2022
Land	$82,095	$83,757
Buildings and improvements	240,387	250,890
Furniture, equipment and automobiles	73,377	68,919
Property, plant and equipment, at cost	395,859	403,566
Less: accumulated depreciation	(126,492)	(127,589)
Property, plant and equipment, net	$269,367	$275,977
During the nine months ended September 30, 2022, we acquired real property for $5.6 million. Additionally, we sold real property for $3.3 million, with a carrying value of $1.8 million, resulting in a gain on the sale of $1.4 million. We also divested two funeral homes that had a carrying value of property, plant and equipment of $0.7 million, which was included in the loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, described in Note 5 to the Consolidated Financial Statements included herein.
During the nine months ended September 30, 2021, we acquired real property for $3.3 million. Additionally, we divested three funeral homes that had a carrying value of property, plant and equipment of $2.4 million, which was included in the gain/loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges.
Our growth and maintenance capital expenditures totaled $5.0 million and $5.3 million for the three months ended September 30, 2021 and 2022, respectively, and $11.1 million and $15.1 million for the nine months ended September 30, 2021 and 2022, respectively, for property, plant and equipment. In addition, we recorded depreciation expense of $3.4 million for both the three months ended September 30, 2021 and 2022 and $10.2 million and $10.1 million, for the nine months ended September 30, 2021 and 2022, respectively.
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
Cemetery property was $100.7 million and $101.7 million, net of accumulated amortization of $53.1 million and $57.4 million at December 31, 2021 and September 30, 2022, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.5 million for both the three months ended September 30, 2021 and 2022 and $4.1 million and $5.2 million, for the nine months ended September 30, 2021 and 2022, respectively. We recorded amortization expense for cemetery interment rights of $1.5 million and $1.3 million for the three months ended September 30, 2021 and 2022, respectively, and $5.2 million and $4.3 million, for the nine months ended September 30, 2021 and 2022, respectively.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. As of September 30, 2022, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.0 million and $8.8 million at December 31, 2021 and September 30, 2022, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $10.4 million and $10.5 million at December 31, 2021 and September 30, 2022, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
See Note 17 to the Consolidated Financial Statements herein for additional information related to revenue.
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

On October 11, 2021, we received an adverse ruling from the Internal Revenue Service (“IRS”) related to our accounting method change for cemetery property revenue recognition filed in 2018 and subsequently filed an automatic accounting method change to adopt the IRS’s preferred method of revenue recognition for cemetery property effective for the year ending December 31, 2021.
On March 2, 2022, we received approval from the IRS regarding our filed method change related to the revenue recognition of cemetery merchandise and services sales. As a result, we recorded a $0.5 million reduction to the reserve for uncertain tax positions, including interest, during the nine months ended September 30, 2022.
At December 31, 2021 and September 30, 2022, the reserve for uncertain tax positions was $3.8 million and $3.3 million, respectively, related to carrying back the net operating losses generated in the tax year ended December 31, 2018, filed under the CARES Act on June 30, 2020.
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
For the three months ended September 30, 2021 and 2022, we had an income tax expense of $5.1 million and $2.8 million, respectively, and for the nine months ended September 30, 2021 and 2022, we had an income tax expense of $6.6 million and $12.1 million, respectively. Our operating tax rate before discrete items was 28.2% and 30.6% for the three months ended September 30, 2021 and 2022, respectively, and 28.3% and 27.8% for the nine months ended September 30, 2021 and 2022, respectively.
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
See Note 16 to the Consolidated Financial Statements included herein related to the computation of earnings per share.
Subsequent Events
We have evaluated events and transactions during the period subsequent to September 30, 2022 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
On May 27, 2022, we amended our Credit Facility (defined in Note 11) to establish the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) as a benchmark rate and removed LIBOR from our Credit Facility, among other things. We did not apply the optional expedients provided by the guidance in Topic 848. See Note 11 to the Consolidated Financial Statements herein for additional information related to the amended Credit Facility.
Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
In October 2021, the FASB issued ASU, Business Combinations (“Topic 805”) to improve the accounting for acquired revenue contracts with customers in a business combination. The amendments in this update provide specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. These amendments require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606 – Revenue from Contracts with Customers (“Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. These amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. We plan to adopt the provisions of Topic 805 for our fiscal year beginning January 1, 2023. We are still evaluating the impact of adoption on our consolidated financial statements.
Credit Losses - Vintage Disclosures
In March 2022, the FASB issued ASU, Financial Instruments - Credit Losses (“Topic 326”) to make the requirement to disclose gross write-offs by class of financing receivable and major security type consistent for all public business entities. The amendment in this update provides specific guidance on the disclosure for current period write-offs by year of origination for financing receivables. This amendment is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to disclosures occurring on or after the effective date of the amendment. We plan to adopt the provisions of Topic 326 for our fiscal year beginning January 1, 2023. We expect the adoption will have no impact on our consolidated financial statements.
3.ACQUISITIONS
On August 8, 2022, we acquired a business consisting of two funeral homes in Kissimmee, Florida for $6.3 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
The pro forma impact of this acquisition on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired business are reflected in our Consolidated Statements of Operations from the date of acquisition.
The measurement period to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of 12 months from the date of the acquisition or as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date. Provisional estimates for inventory, furniture and equipment and intangible assets have been recorded for the acquisition as independent valuations have not been finalized. We do not not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows (in thousands):

Estimated Fair Values
Current assets	$28
Property, plant & equipment	2,986
Goodwill	2,694
Intangible and other non-current assets	542
Purchase price	$6,250
The intangible and other non-current assets relate to the fair value of tradenames. For the nine months ended September 30, 2021, we did not acquire any businesses. At September 30, 2022, we did not estimate a fair value for preneed funeral trust assets and liabilities for this acquisition as this information was not yet available. However, the preneed funeral trust assets and liabilities offset in our Consolidated Balance Sheet.

4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2021	September 30, 2022
Goodwill at the beginning of the period	$392,978	$391,972
Increase in goodwill related to acquisitions	—	2,694
Decrease in goodwill related to divestitures	(1,006)	(901)
Goodwill at the end of the period	$391,972	$393,765
During the three and nine months ended September 30, 2022, we recognized $2.7 million in goodwill related to our 2022 acquisition described in Note 3 to the Consolidated Financial Statements included herein. During the nine months ended September 30, 2021 and 2022, we allocated $1.0 million and $0.9 million of goodwill to the sale of one funeral home and two funeral homes, respectively, for a loss recorded in Net (gain) loss on divestitures, disposals and impairments charges.
See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our goodwill impairment test.
5.DIVESTED OPERATIONS
During the three months ended September 30, 2021 and 2022, we did not sell any funeral homes or cemeteries. During the nine months ended September 30, 2022, we merged one funeral home with another business we own in an existing market and sold two funeral homes for an aggregate of $0.9 million. During the nine months ended September 30, 2021, we sold three funeral homes for an aggregate of $3.5 million.
The operating results of these divested funeral homes are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Revenue	$(10)	$—	$338	$296

Operating income (loss)	(41)	—	(54)	25
Gain (loss) on divestitures(1)	—	—	103	(703)
Income tax benefit (expense)	12	—	(14)	188
Net income (loss) from divested operations, after tax	$(29)	$—	$35	$(490)

(1)	Gain (loss) on divestitures is recorded in Net (gain) loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
6.RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	September 30, 2022
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$7,992	$14,524	$—	$22,516
Other receivables	509	1,047	189	1,745
Allowance for credit losses	(255)	(654)	—	(909)
Accounts receivable, net	$8,246	$14,917	$189	$23,352

	December 31, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,728	$13,629	$—	$24,357
Other receivables	329	1,433	185	1,947
Allowance for credit losses	(365)	(625)	—	(990)
Accounts receivable, net	$10,692	$14,437	$185	$25,314

Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	Recoveries	September 30, 2022
Trade and financed receivables:
Funeral	$(365)	$(1,104)	$2,150	$(936)	$(255)
Cemetery	(625)	(452)	423	—	(654)
Total allowance for credit losses on Trade and financed receivables	$(990)	$(1,556)	$2,573	$(936)	$(909)
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2021	September 30, 2022
Interment rights	$40,863	$43,888
Merchandise and services	7,348	8,233
Unearned finance charges	4,644	4,778
Preneed cemetery receivables	$52,855	$56,899
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2021	September 30, 2022
Preneed cemetery receivables	$52,855	$56,899
Less: unearned finance charges	(4,644)	(4,778)
Preneed cemetery receivables, at amortized cost	$48,211	$52,121
Less: allowance for credit losses	(1,704)	(1,832)
Less: balances due on undelivered cemetery preneed contracts	(10,353)	(10,546)
Less: amounts in accounts receivable	(13,004)	(13,870)
Preneed cemetery receivables, net	$23,150	$25,873
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	September 30, 2022
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,079)	$(736)	$637	$(1,178)
The amortized cost basis of our preneed cemetery receivables by year of origination at September 30, 2022 is as follows (in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Total preneed cemetery receivables, at amortized cost	$21,973	$14,838	$7,854	$4,376	$1,585	$1,495	$52,121
The aging of past due preneed cemetery receivables at September 30, 2022 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$634	$357	$148	$2,042	$3,181	$38,394	$41,575
Deferred revenue	185	147	441	518	1,291	14,033	15,324
Total contracts	$819	$504	$589	$2,560	$4,472	$52,427	$56,899

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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	September 30, 2022
Preneed cemetery trust investments, at market value	$103,808	$90,130
Less: allowance for contract cancellation	(2,905)	(3,100)
Preneed cemetery trust investments	$100,903	$87,030

The cost and market values associated with preneed cemetery trust investments at September 30, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,852	$—	$—	$6,852
Fixed income securities:
U.S. agency obligations	2	803	—	(76)	727
Foreign debt	2	11,146	533	(1,024)	10,655
Corporate debt	2	14,073	37	(3,311)	10,799
Preferred stock	2	12,568	367	(1,665)	11,270
Certificates of deposit	2	79	—	(7)	72
Common stock	1	45,169	2,483	(7,816)	39,836
Mutual funds:
Equity	1	309	—	(63)	246
Fixed income	2	12,324	8	(3,603)	8,729
Trust securities		$103,323	$3,428	$(17,565)	$89,186
Accrued investment income		$944			$944
Preneed cemetery trust investments					$90,130
Market value as a percentage of cost					86.3%
The estimated maturities of the fixed income securities (excluding mutual funds) at September 30, 2022 included above are as follows (in thousands):

Due in one year or less	$1,515
Due in one to five years	6,815
Due in five to ten years	6,435
Thereafter	18,758
Total fixed income securities	$33,523
The cost and market values associated with preneed cemetery trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,088	$—	$—	$3,088
Fixed income securities:
Foreign debt	2	15,846	2,025	(953)	16,918
Corporate debt	2	12,965	1,374	(49)	14,290
Preferred stock	2	12,455	1,111	(344)	13,222
Common stock	1	40,992	6,906	(4,079)	43,819
Mutual funds:
Equity	1	28	8	—	36
Fixed income	2	11,443	615	(567)	11,491
Trust Securities		$96,817	$12,039	$(5,992)	$102,864
Accrued investment income		$944			$944
Preneed cemetery trust investments					$103,808
Market value as a percentage of cost					106.2%

The following table summarized our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at September 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$728	$(76)	$—	$—	$728	$(76)
Foreign debt	6,829	(528)	583	(496)	7,412	(1,024)
Corporate debt	7,886	(3,111)	580	(200)	8,466	(3,311)
Preferred stock	6,438	(1,088)	3,356	(577)	9,794	(1,665)
Certificates of deposit	72	(7)	—	—	72	(7)
Total fixed income securities with an unrealized loss	$21,953	$(4,810)	$4,519	$(1,273)	$26,472	$(6,083)
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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Investment income	$441	$556	$1,570	$1,618
Realized gains	2,207	392	16,315	9,285
Realized losses	(214)	(105)	(6,563)	(2,488)
Unrealized gains (losses), net	(3,966)	(5,037)	4,893	(14,137)
Expenses and taxes	(546)	(482)	(1,308)	(1,353)
Net change in deferred preneed cemetery receipts held in trust	2,078	4,676	(14,907)	7,075
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Purchases	$(7,532)	$(459)	$(34,740)	$(2,083)
Sales	6,446	—	33,847	661

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	September 30, 2022
Preneed funeral trust investments, at market value	$116,973	$102,028
Less: allowance for contract cancellation	(3,315)	(3,390)
Preneed funeral trust investments	$113,658	$98,638
The cost and market values associated with preneed funeral trust investments at September 30, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$26,473	$—	$—	$26,473
Fixed income securities:
U.S treasury debt	1	551	—	(51)	500
Foreign debt	2	10,018	486	(897)	9,607
Corporate debt	2	12,024	32	(2,772)	9,284
Preferred stock	2	10,898	335	(1,477)	9,756
Common stock	1	39,081	2,234	(6,655)	34,660
Mutual funds:
Equity	1	282	—	(57)	225
Fixed income	2	10,028	7	(2,979)	7,056
Other investments	2	3,635	—	—	3,635
Trust securities		$112,990	$3,094	$(14,888)	$101,196
Accrued investment income		$832			$832
Preneed funeral trust investments					$102,028
Market value as a percentage of cost					89.6%
The estimated maturities of the fixed income securities (excluding mutual funds) at September 30, 2022 included above are as follows (in thousands):

Due in one year or less	$1,382
Due in one to five years	5,678
Due in five to ten years	5,623
Thereafter	16,464
Total fixed income securities	$29,147

The cost and market values associated with preneed funeral trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,438	$—	$—	$23,438
Fixed income securities:
Foreign debt	2	14,936	1,874	(887)	15,923
Corporate debt	2	11,231	1,223	(46)	12,408
Preferred stock	2	11,001	986	(319)	11,668
Common stock	1	36,694	6,417	(3,574)	39,537
Mutual funds:
Equity	1	26	7	—	33
Fixed income	2	9,396	454	(470)	9,380
Other investments	2	3,754	—	—	3,754
Trust securities		$110,476	$10,961	$(5,296)	$116,141
Accrued investment income		$832			$832
Preneed funeral trust investments					$116,973
Market value as a percentage of cost					105.1%
The following table summarized our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at September 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$500	$(51)	$—	$—	$500	$(51)
Foreign debt	6,151	(475)	498	(422)	6,649	(897)
Corporate debt	6,676	(2,589)	529	(183)	7,205	(2,772)
Preferred stock	5,436	(953)	2,973	(524)	8,409	(1,477)
Total fixed income securities with an unrealized loss	$18,763	$(4,068)	$4,000	$(1,129)	$22,763	$(5,197)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Investment income	$357	$398	$1,261	$1,245
Realized gains	2,072	357	15,331	8,247
Realized losses	(201)	(96)	(6,097)	(2,242)
Unrealized gains (losses), net	(3,728)	(4,394)	4,478	(11,794)
Expenses and taxes	(409)	(214)	(1,041)	(751)
Net change in deferred preneed funeral receipts held in trust	1,909	3,949	(13,932)	5,295
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Purchases	$(6,729)	$—	$(32,219)	$(590)
Sales	6,864	8	32,153	538
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2021	September 30, 2022
Cemetery perpetual care trust investments, at market value	$72,400	$60,569
Obligations due from trust	(1,244)	(502)
Care trusts’ corpus	$71,156	$60,067
The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at September 30, 2022 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,889	$—	$—	$3,889
Fixed income securities:
Foreign debt	2	7,872	344	(757)	7,459
Corporate debt	2	9,705	63	(2,349)	7,419
Preferred stock	2	9,673	237	(1,238)	8,672
Common stock	1	29,510	1,651	(5,289)	25,872
Mutual funds:
Equity	1	199	—	(40)	159
Fixed Income	2	8,895	5	(2,473)	6,427
Trust securities		$69,743	$2,300	$(12,146)	$59,897
Accrued investment income		$672			$672
Cemetery perpetual care investments					$60,569
Market value as a percentage of cost					85.9%

The estimated maturities of the fixed income securities (excluding mutual funds) at September 30, 2022 included above are as follows (in thousands):

Due in one year or less	$978
Due in one to five years	4,038
Due in five to ten years	4,400
Thereafter	14,134
Total fixed income securities	$23,550
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
The following table summarized our fixed income securities (excluding mutual funds) within our cemetery perpetual care trust investment in an unrealized loss position at September 30, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,939	$(393)	$427	$(364)	$5,366	$(757)
Corporate debt	5,237	(2,219)	374	(130)	5,611	(2,349)
Preferred stock	4,937	(814)	2,782	(424)	7,719	(1,238)
Total fixed income securities with an unrealized loss	$15,113	$(3,426)	$3,583	$(918)	$18,696	$(4,344)

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
Cemetery perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Realized gains	$275	$48	$2,224	$1,292
Realized losses	(26)	(13)	(942)	(302)
Unrealized gains (losses), net	(3,070)	(3,730)	3,747	(9,846)
Net change in Care trusts’ corpus	2,821	3,695	(5,029)	8,856
Total	$—	$—	$—	$—
Cemetery perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Investment income	$2,881	$3,075	$8,104	$8,613
Realized losses, net	(278)	(739)	(557)	(1,343)
Total	$2,603	$2,336	$7,547	$7,270
Purchases and sales of investments in the cemetery perpetual care trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Purchases	$(5,049)	$(233)	$(24,105)	$(644)
Sales	4,431	—	23,695	441
8.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2021	September 30, 2022
Preneed funeral trust funds, at cost	$19,597	$20,741
Less: allowance for contract cancellation	(588)	(622)
Receivables from preneed funeral trusts, net	$19,009	$20,119
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations under preneed arrangements related to the preceding contracts at December 31, 2021 and September 30, 2022. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

The composition of the preneed funeral trust funds at September 30, 2022 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,973	$5,973
Fixed income investments	12,078	12,078
Mutual funds and common stocks	2,687	2,363
Annuities	3	3
Total	$20,741	$20,417
The composition of the preneed funeral trust funds at December 31, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$5,595	$5,595
Fixed income investments	11,386	11,386
Mutual funds and common stocks	2,611	2,682
Annuities	5	5
Total	$19,597	$19,668
9.FAIR VALUE MEASUREMENTS
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
We evaluated our financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 11) and Senior Notes (as defined in Note 12) are classified within Level 2 of the Fair Value Measurements hierarchy.
At September 30, 2022, the carrying value and fair value of our Credit Facility was $169.0 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. At September 30, 2022, the carrying value of our acquisition debt was $4.5 million, which approximated its fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At September 30, 2022, the fair value of our Senior Notes was $317.2 million based on the last traded or broker quoted price.
At December 31, 2021 and September 30, 2022, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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

10.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2021	September 30, 2022
Tradenames	$23,565	$24,108
Prepaid agreements not-to-compete, net of accumulated amortization of $3,316 and $3,373, respectively	2,247	1,884
Capitalized commissions on preneed contracts, net of accumulated amortization of $2,278 and $2,803, respectively	3,560	3,963
Other	6	496
Intangible and other non-current assets, net	$29,378	$30,451
Tradenames
Our tradenames have indefinite lives and therefore are not amortized. During the three and nine months ended September 30, 2022, we increased the value of our tradenames by $0.5 million related to our 2022 acquisition described in Note 3 to the Consolidated Financial Statements included herein.
See Note 1 to the Consolidated Financial Statements included herein for a discussion of the methodology used for our indefinite-lived intangible asset impairment test.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, ranging generally from one to ten years. Amortization expense was $158,000 and $142,000 for the three months ended September 30, 2021 and 2022, respectively, and $495,000 and $432,000 for the nine months ended September 30, 2021 and 2022, respectively.
Capitalized Commissions
We capitalize our selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts. These costs are amortized on a straight-line basis over the average maturity period for our preneed cemetery merchandise and services contracts and preneed funeral trust contracts, of eight and ten years, respectively. Amortization expense was $165,000 and $181,000 for the three months ended September 30, 2021 and 2022, respectively, and $473,000 and $525,000 for the nine months ended September 30, 2021 and 2022, respectively.
The aggregate amortization expense for our non-compete agreements and capitalized commissions as of September 30, 2022 is as follows (in thousands):

	Prepaid Agreements	Capitalized Commissions
Years ending December 31,
Remainder of 2022	$135	$186
2023	496	710
2024	381	650
2025	372	585
2026	257	518
Thereafter	243	1,314
Total amortization expense	$1,884	$3,963
11.CREDIT FACILITY AND ACQUISITION DEBT
On May 27 2022, we entered into a second amendment and commitment increase (the “Credit Facility Amendment”) to the first amended and restated credit agreement dated May 13, 2021 (as amended, including by the Credit Facility Amendment, the “Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Facility Amendment provided, among other things, for (i) an increase to the Revolving Credit Commitments (as defined in the Credit Facility) under the Credit Facility from $200.0 million to $250.0 million in the aggregate; (ii) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (iii) the establishment of the BSBY as a benchmark rate and the removal of LIBOR from the Credit Facility; (iv) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) to 5.25 to 1.00; and (v) modifications to the restricted payments covenant to allow us to make additional stock repurchases, subject to the satisfaction of certain conditions therein. We incurred $0.3 million in transactions costs related to the Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
At September 30, 2022, the Credit Facility was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 12) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The Credit Facility allows for future increases in the facility size in the form of increased revolving commitments or new incremental term loans by an additional amount of up to $75.0 million in the aggregate.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At September 30, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.25 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility as of September 30, 2022.
Our Credit Facility and Acquisition debt consisted of the following (in thousands):

	December 31, 2021	September 30, 2022
Credit Facility	$155,400	$169,000
Debt issuance costs, net of accumulated amortization of $1,324 and $1,617, respectively	(1,543)	(1,590)
Total Credit Facility	$153,857	$167,410

Acquisition debt	$4,500	$4,460
Less: current portion	(521)	(614)
Total acquisition debt, net of current portion	$3,979	$3,846
At September 30, 2022, we had outstanding borrowings under the Credit Facility of $169.0 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2022, we had $78.7 million of availability under the Credit Facility.
As of the effective date of the Credit Facility Amendment, outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based on our leverage ratio. At September 30, 2022, the prime rate margin was equivalent to 1.125% and the BSBY rate margin was 2.125%. The weighted average interest rate on our Credit Facility was 2.0% and 4.3% for the three months ended September 30, 2021 and 2022, respectively, and 2.5% and 3.1% for the nine months ended September 30, 2021 and 2022, respectively.

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Credit Facility interest expense	$383	$1,971	$1,200	$4,132
Credit Facility amortization of debt issuance costs	80	109	297	293
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Acquisition debt imputed interest expense	$90	$78	$280	$237
12. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2021	September 30, 2022
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $301 and $669, respectively	(4,199)	(3,831)
Debt issuance costs, net of accumulated amortization of $86 and $190, respectively	(1,191)	(1,087)
Carrying value of the Senior Notes	$394,610	$395,082
At September 30, 2022, the fair value of the Senior Notes, which are Level 2 measurements, was $317.2 million.
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
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Senior Notes interest expense	$4,250	$4,250	$17,517	$12,730
Senior Notes amortization of debt discount	118	125	384	368
Senior Notes amortization of debt premium	—	—	85	—
Senior Notes amortization of debt issuance costs	34	35	161	104
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 80 months of the Senior Notes. For both the three and nine months ended September 30, 2021 and 2022, the effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes was 4.42% and 4.30%, respectively.
13.LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Classification	2021	2022	2021	2022
Operating lease cost	Facilities and grounds expense(1)	$947	$863	$2,871	$2,564
Short-term lease cost	Facilities and grounds expense(1)	39	82	145	260
Variable lease cost	Facilities and grounds expense(1)	43	37	100	60

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$111	$111	$328	$328
Interest on lease liabilities	Interest expense	117	110	356	335
Total finance lease cost		228	221	684	663
Total lease cost		$1,257	$1,203	$3,800	$3,547

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Nine months ended September 30,
	2021	2022
Cash paid for operating leases included in operating activities	$2,891	$2,698
Cash paid for finance leases included in financing activities	626	646
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Nine months ended September 30,
	2021	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$(1,358)	$764
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2021	September 30, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,881	$17,295

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(2,443)	(2,771)
Finance lease right-of-use assets, net		$4,327	$3,999

Operating lease current liabilities	Current portion of operating lease obligations	$1,913	$2,074
Finance lease current liabilities	Current portion of finance lease obligations	375	416
Total current lease liabilities		$2,288	$2,490

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$18,520	$17,638
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,157	4,842
Total non-current lease liabilities		$23,677	$22,480

Total lease liabilities		$25,965	$24,970
The average lease terms and discount rates at September 30, 2022 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	9.1	8.0%
Finance leases	11.8	8.2%
The aggregate future lease payments for operating and finance leases at September 30, 2022 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2022	$899	$222
2023	3,557	860
2024	3,535	791
2025	3,306	736
2026	3,240	745
Thereafter	13,112	4,810
Total lease payments	27,649	8,164
Less: Interest	(7,937)	(2,906)
Present value of lease liabilities	$19,712	$5,258
At September 30, 2022, we had no additional significant operating or finance leases that had not yet commenced.
14.COMMITMENTS AND CONTINGENCIES
Chinchilla v. Carriage Services, Inc., et al., Superior Court of California, San Joaquin County, Case No. STK-CV-UOE-2021-0004661. On May 19, 2021, a putative class action against the Company and several of our subsidiaries was filed. The plaintiff, a former employee, sought monetary damages on behalf of himself and other similarly situated current and former non-exempt employees. The plaintiff claimed that the Company failed to, among other things, pay minimum wages, provide meal and rest breaks, pay overtime, provide accurately itemized wage statements, reimburse employees for business expenses, and provide wages when due.
On January 5, 2022, the parties to the litigation engaged in and executed a Memorandum of Understanding for class settlement in the amount of $1.0 million. The parties subsequently executed a Class Settlement Agreement, and the court granted preliminary approval of the Class Settlement Agreement on March 29, 2022. The court granted Final Approval on July 26, 2022, and we funded the final settlement in the amount of $1.2 million on August 8, 2022.

15.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	9,300	$324	—	$—
Returned for payroll taxes	711	$28	—	$—	10,399	$375	4,136	$205
Cancelled	—	$—	500	$16	966	$27	1,950	$63

(1)
Restricted stock granted during the nine months ended September 30, 2021 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $34.79.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $89,000 and $36,000 for the three months ended September 30, 2021 and 2022, respectively, and $308,000 and $133,000 for the nine months ended September 30, 2021 and 2022, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	701,400	$7,115	58,500	$959
Granted(2)	—	$—	—	$—	—	$—	310,000	$5,388
Granted(3)	—	$—	—	$—	150,000	$1,684	—	$—
Granted(4)	—	$—	12,600	$143	—	$—	12,600	$143
Cancelled	6,000	$61	3,652	$37	19,684	$181	28,790	$322

(1)
Stock options granted during the nine months ended September 30, 2021 and 2022 had a weighted average price of $34.79 and $49.48, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2021 and 2022 vest over a five-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(2)
Stock options granted during the nine months ended September 30, 2022 had a weighted average price of $49.48. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a seven-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(3)
We granted 150,000 options to a key employee at a weighted average price of $34.79. These options will vest when the price of our common stock closes at or above $53.39 (50,000 options) and $77.34 (100,000 options) for three consecutive days within the ten-year term and the employee has remained continuously employed by us through such date. The fair value of these options was $1.7 million.

(4)
Stock options granted during the three and nine months ended September 30, 2022 had a weighted average price of $31.58. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

Additional stock option activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2021		2022		2021		2022
	Shares	Cash	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	32,665	(1)	—	—	314,294	(1)	18,736	(1)
Returned for option price(2)	17,790	$—	—	$—	166,359	$880	8,125	$60
Returned for payroll taxes(3)	2,192	$82	—	$—	20,163	$1,058	1,601	$82

(1)
Stock options exercised during the three months ended September 30, 2021 had a weighted average exercise price of $21.81, with an aggregate intrinsic value of $0.6 million. Stock options exercised during the nine months ended September 30, 2021 and 2022 had a weighted average exercise price of $21.78 and $25.88, respectively, with an aggregate intrinsic value of $5.0 million and $0.5 million, respectively.

(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $467,000 and $559,000 for the three months ended September 30, 2021 and 2022, respectively, and $1,507,000 and $1,747,000 for the nine months ended September 30, 2021 and 2022, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	29,548	$1,062	—	$—	39,802	$1,464	27,013	$1,262
Cancelled	6,987	$101	—	$—	41,922	$598	20,961	$201
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
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $475,000 and $701,000 for the three months ended September 30, 2021 and 2022, respectively, and $1,064,000 and $1,904,000 for the nine months ended September 30, 2021 and 2022, respectively.
Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2021		2022		2021		2022
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
ESPP	14,734	$26.32	13,795	$27.34	46,622	$26.32	38,884	$35.42
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2022
Dividend yield	0.01%
Expected volatility	30.24%
Risk-free interest rate	0.08%, 0.22%, 0.31%, 0.40%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $117,000 and $120,000 for the three months ended September 30, 2021 and 2022, respectively, and $458,000 and $471,000 for the nine months ended September 30, 2021 and 2022, respectively.
Good To Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

Three months ended September 30,				Nine months ended September 30,
2021		2022		2021		2022
Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value (1)
—	$—	—	$—	—	$—	27,448	$1,358

(1)	Common stock granted during the nine months ended September 30, 2022 had a grant date stock price of $49.48.

Non-Employee Director and Board Advisor Compensation
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2021		2022		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors (1)	3,192	$142	2,214	$71	12,565	$480	7,255	$307
Advisor to the Board (1)	112	$5	155	$5	389	$15	374	$15

(1)
Common stock granted during the three months ended September 30, 2021 and 2022 had a weighted average price of $44.59 and $32.16, respectively, and $38.20 and $42.20 for the nine months ended September 30, 2021 and 2022.

We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board of Directors (the “Board”), of $201,000 and $167,000 for the three months ended September 30, 2021 and 2022, respectively, and $656,000 and $552,000 for the nine months ended September 30, 2021 and 2022, respectively.
Share Repurchase
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”).
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Number of Shares Repurchased(1)	1,203,493	—	1,528,197	695,496
Average Price Paid Per Share	$44.24	$—	$42.89	$49.22
Dollar Value of Shares Repurchased(1)	$53,239	$—	$65,540	$34,234

(1)	During the three and nine months ended September 30, 2021, 84,000 shares settled in October 2021, which had a cost of $3.8 million.
Our shares are purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. During the three months ended September 30, 2022, we did not repurchase any shares of our common stock pursuant to our share repurchase program. At September 30, 2022, our share repurchase program had $48.9 million authorized for additional repurchases.
Cash Dividend
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783

16.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Numerator for basic and diluted earnings per share:
Net income	$13,046	$5,860	$19,812	$33,361
Less: Earnings allocated to unvested restricted stock	(18)	(3)	(33)	(21)
Income attributable to common stockholders	$13,028	$5,857	$19,779	$33,340

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,499	14,689	17,809	14,908
Effect of dilutive securities:
Stock options	235	160	277	253
Performance awards	512	688	279	688
Denominator for diluted earnings per common share - weighted average shares outstanding	18,246	15,537	18,365	15,849

Basic earnings per common share:	$0.74	$0.40	$1.11	$2.22
Diluted earnings per common share:	$0.71	$0.38	$1.08	$2.09
For the three and nine months ended September 30, 2022, there were 363,073 and 294,310 stock options, respectively, excluded from the computation of diluted earnings per share because the inclusion of such stock option would result in an antidilutive effect. For the three and nine months ended September 30, 2021, no stock options were excluded from the computation of diluted earnings per share.
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At September 30, 2022, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
17.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended September 30, 2022
	Funeral	Cemetery	Total
Services	$38,477	$4,515	$42,992
Merchandise	20,777	3,651	24,428
Cemetery property	—	13,179	13,179
Other revenue	3,526	3,372	6,898
Total	$62,780	$24,717	$87,497

Three months ended September 30, 2021
	Funeral	Cemetery	Total
Services	$41,987	$4,223	$46,210
Merchandise	23,532	3,305	26,837
Cemetery property	—	15,206	15,206
Other revenue	3,378	3,410	6,788
Total	$68,897	$26,144	$95,041

Nine months ended September 30, 2022
	Funeral	Cemetery	Total
Services	$122,133	$13,146	$135,279
Merchandise	66,587	10,529	77,116
Cemetery property	—	43,379	43,379
Other revenue	10,353	10,131	20,484
Total	$199,073	$77,185	$276,258

Nine months ended September 30, 2021
	Funeral	Cemetery	Total
Services	$121,734	$12,352	$134,086
Merchandise	68,363	10,387	78,750
Cemetery property	—	46,795	46,795
Other revenue	10,406	9,918	20,324
Total	$200,503	$79,452	$279,955

The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended September 30, 2022	$17,584	$8,023	$(10,385)	$15,222
Three months ended September 30, 2021	22,924	9,471	(9,130)	23,265

Nine months ended September 30, 2022	$61,531	$26,662	$(28,095)	$60,098
Nine months ended September 30, 2021	65,404	30,462	(25,431)	70,435

Income (loss) before income taxes:
Three months ended September 30, 2022	$17,605	$7,985	$(16,951)	$8,639
Three months ended September 30, 2021	22,777	9,508	(14,117)	18,168

Nine months ended September 30, 2022	$64,577	$26,671	$(46,005)	$45,243
Nine months ended September 30, 2021	64,951	30,537	(69,105)	26,383

Total assets:
September 30, 2022	$759,431	$371,441	$16,515	$1,147,387
December 31, 2021	769,539	390,344	18,748	1,178,631

18.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2021	September 30, 2022
Prepaid and other current assets:
Prepaid expenses	$2,215	$3,348
Federal income taxes receivable	4,064	—
State income taxes receivable	—	617
Other current assets	125	166
Total prepaid and other current assets	$6,404	$4,131

Current portion of debt and lease obligations:
Acquisition debt	$521	$614
Finance lease obligations	375	416
Operating lease obligations	1,913	2,074
Total current portion of debt and lease obligations	$2,809	$3,104

Accrued and other liabilities:
Incentive compensation	$19,121	$8,801
Insurance	4,089	3,882
Unrecognized tax benefit	3,761	3,272
Vacation	3,334	3,339
Natural disaster liability	2,628	43
Interest	2,250	6,473
Salaries and wages	2,193	3,909
Employer payroll tax deferral	1,773	1,773
Employee meetings and award trips	1,462	868
Commissions	684	798
Income tax payable	485	864
Ad valorem and franchise taxes	450	2,196
Perpetual care trust payable	389	97
Other accrued liabilities	1,154	808
Total accrued and other liabilities	$43,773	$37,123

Other long-term liabilities:
Incentive compensation	$1,291	$2,038
Other long-term liabilities	128	662
Total other long-term liabilities	$1,419	$2,700
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2021	2022
Cash paid for interest	$14,817	$12,981
Cash paid for taxes	9,974	7,046
Unsettled share repurchases	3,801	—
Fair value of donated real property	635	—
19. SUBSEQUENT EVENTS
On October 25, 2022, we acquired a business consisting of three funeral home businesses, one cemetery and one cremation focused business in the Charlotte, North Carolina area for $25 million in cash. The consideration for this acquisition was funded through a combination of cash on hand and borrowings under our Credit Facility.
On October 25, 2022, in conjunction with our acquisition described above, the Company obtained a limited consent under our Credit Facility from the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, to consummate the acquisition notwithstanding the Company exceeding the allowed Total Leverage Ratio under the Credit Facility applicable to permitted acquisitions.
CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, debt levels, capital allocation, death rates, market share growth, overhead or other financial items; any statements of the plans, strategies and objectives of management for future operations; including, but not limited to, technology innovations, product development and organizational performance; any statements of the plans, timing and objectives of management for acquisition activities; any statements of the plans, timing, expectations and objectives of management for future financing activities, including, but not limited to, capital allocation and the ability to obtain credit or financing; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
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
•fluctuations in interest rates;
•the effects of inflation to our business and financial condition and performance, including increased overall costs to our goods and services, the impact on customer preferences as a result of changes in discretionary income, and our ability, if at all, to mitigate such effects;
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

•government, social, business and other actions that have been and will be taken in response to pandemics, including potential responses to new variants of COVID-19, its variants and any sub-variants;
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
At September 30, 2022, we operated 169 funeral homes in 26 states and 31 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
Recent Developments
Executive Leadership Changes
On September 27, 2022, C. Benjamin Brink informed the Company of his plans to resign from his position as Executive Vice President, Chief Financial Officer and Treasurer effective January 2, 2023. Mr. Brink will remain in his role through January 2, 2023 and will serve as a consultant for the Company for six months thereafter. The planned resignation was not the result of any disagreement Mr. Brink had with the Company on any matter related to the Company's operations, policies, and practices, including any matters concerning the Company's controls or any financial or accounting-related matters or disclosures.
Acquisitions
During the nine months ended September 30, 2022, we acquired a business consisting of two funeral homes for $6.3 million in cash.
Divestitures
During the nine months ended September 30, 2022, we sold real property for $3.3 million and two funeral homes for $0.9 million for a net gain of $0.7 million.
Business Impacts of COVID-19
On March 11, 2020, COVID-19 was deemed a global pandemic and since then, the Company has continued to proactively monitor and assess the pandemic’s current and potential impact to the Company’s operations. Since that time, the Company’s senior leadership team has taken steps to assist our businesses throughout each phase of the COVID-19 pandemic, including updating our processes and procedures to comply with all regulatory mandates, along with keeping the health and safety of our employees and the families we serve our top priority. While we believe the country has begun to transition to a post-pandemic phase, we continue to monitor the situation and may make appropriate adjustments to our operations as necessary.
The overall macroeconomic impact from the pandemic to the deathcare industry may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including for example, fluctuations in the death rate, the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. During the third quarter of 2022, we continued to see the death rate normalize to pre-COVID-19 levels, which accelerated during the latter part of the third quarter. Regardless of these recent trends, our businesses have remained focused on being innovative and resourceful, providing families immediate service as part of the grieving process.
Within our financial reporting environment, we have considered the impact of COVID-19 on the assumptions and estimates used in preparing our consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the quarter have been made but are complicated by the continued uncertainty surrounding the normalization of the death rate and the scope, severity and duration of the COVID-19 pandemic and its ultimate impact. This includes the potential impacts of new variants of COVID-19, its sub-variants and any other new variants, and any resulting impacts from such variants. We do not believe we are particularly vulnerable to concentrations, with respect to geographic area, revenue for specific products or our relationships with our vendors. To date, we have not experienced any material supply chain impacts or disruptions from our vendors attributable to COVID-19 and we continue to receive reliable service.
We believe our access to capital, the cost of our capital, or the sources and uses of our cash should be relatively consistent in the near term. While the expected duration and potential future impacts of the pandemic are unknown, we have not currently experienced any material negative impacts to our liquidity position, access to capital, or cash flows as a result of COVID-19. See “Liquidity and Capital Resources” below for additional information related to our liquidity position.
During the third quarter of 2022, we continued to see a decrease in COVID-19-related deaths and an accelerated normalization of the death rate to pre-COVID-19 levels. The normalization of the death rate to pre-COVID-19 levels during the third quarter of 2022 resulted in lower volumes, revenues, earnings and margins when compared to the third quarter of 2021, but overall financial performance remains at or above prior reporting periods during and prior to the COVID-19 pandemic. Although we expect these trends to continue, we will continue to assess these impacts, including the potential impacts of new variants of COVID-19, its sub-variants and any other new variants, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related regulatory mandates and restrictions, if any, evolves.
Inflationary Trends
Beginning in the second quarter of 2022, we began to experience modest cost increases and surcharges from our vendors and suppliers on merchandise and goods due to broader inflationary, raw material cost increases, and global supply chain impacts. This trend in modest cost increases continued during the third quarter of 2022, with the Company experiencing, for example, higher costs related to full-time hourly base rates, utilities, funeral supplies, merchandise costs and insurance. Although we have taken steps to mitigate these cost increases and we expect these impacts to continue through the end of the year, the ultimate scope and duration of these impacts are unknown at this time. More broadly, the U.S. economy continues to experience higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumers or discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced such impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although we expect these trends to continue through the end of the year, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate these cost increases, if possible.
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
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. At September 30, 2022, we had $78.7 million of availability under the Credit Facility. However, if our capital expenditures or acquisition plans change, we may need to access the capital markets or seek further borrowing capacity from our lenders to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Our plan is to use cash on hand and borrowings under our Credit Facility primarily for general corporate purposes, payment of dividends and debt obligations, strategic acquisitions, internal growth capital expenditures, and further debt repayments. From time to time we may also use available cash resources (including borrowings under our Credit Facility) to repurchase shares of our common stock, subject to satisfying certain financial covenants in our Credit Facility and in the Indenture (defined below) governing our Senior Notes (defined below). We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.
Cash Flows
We began 2022 with $1.1 million in cash and ended the third quarter with $0.8 million in cash. At September 30, 2022, we had borrowings of $169.0 million outstanding on our Credit Facility compared to $155.4 million at December 31, 2021.

The following table sets forth the elements of cash flow (in thousands):

	Nine months ended September 30,
	2021	2022
Cash at beginning of the year	$889	$1,148

Net cash provided by operating activities	69,699	50,046

Acquisitions of businesses and real estate	(3,285)	(8,876)
Proceeds from divestitures and sale of other assets	4,375	4,313
Proceeds from insurance reimbursements	2,946	2,209
Capital expenditures	(15,252)	(20,346)
Net cash used in investing activities	(11,216)	(22,700)

Net borrowings on our Credit Facility, acquisition debt and finance lease obligations	39,042	13,286
Payment to redeem the 6.625% senior notes due 2026	(400,000)	—
Payment of call premium for the redemption of the 6.625% senior notes due 2026	(19,876)	—
Payment of debt issuance costs for the Credit Facility and the Senior Notes	(2,054)	(339)
Proceeds from the issuance of the Senior Notes	395,500	—
Conversions and maturity of the Convertibles Notes	(3,980)	—
Net proceeds related to employee equity plans	674	1,151
Dividends paid on common stock	(5,390)	(5,108)
Purchase of treasury stock	(61,739)	(36,663)
Other financing costs	(461)	—
Net cash used in financing activities	(58,284)	(27,673)

Cash at end of the period	$1,088	$821
Operating Activities
For the nine months ended September 30, 2022, cash provided by operating activities was $50.0 million compared to $69.7 million for the nine months ended September 30, 2021. The decrease of $19.7 million is primarily due to unfavorable working capital changes in accrued liabilities, which were partially offset by favorable changes in income tax receivables.
Investing Activities
Our investing activities resulted in a net cash outflow of $22.7 million for the nine months ended September 30, 2022 compared to $11.2 million for the nine months ended September 30, 2021, a decrease of $11.5 million.
Acquisition and Divestiture Activity
During the nine months ended September 30, 2022, we acquired a business consisting of two funeral homes for $6.3 million in cash and we purchased real property for $2.6 million.
During the nine months ended September 30, 2022, we sold real property for $3.3 million and two funeral homes for $0.9 million.
During the nine months ended September 30, 2021, we sold three funeral homes for $3.5 million, sold real property for $0.7 million and purchased real property for $3.3 million. We also received proceeds of $2.8 million from our property insurance policy for the reimbursement of renovation costs for our funeral and cemetery businesses that were damaged by Hurricane Ida.
Capital Expenditures
For the nine months ended September 30, 2022, capital expenditures (comprised of growth and maintenance spend) totaled $20.3 million compared to $15.3 million for the nine months ended September 30, 2021, an increase of $5.0 million.

The following tables present our growth and maintenance capital expenditures (in thousands):

	Nine months ended September 30,
	2021	2022
Growth
Cemetery development	$4,120	$5,215
Renovations at certain businesses(1)	2,030	4,974
Other	142	447
Total Growth	$6,292	$10,636

(1)	During the nine months ended September 30, 2022, we spent $2.4 million for renovations on two businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance.

	Nine months ended September 30,
	2021	2022
Maintenance
Facility repairs and improvements	$2,172	$3,131
Vehicles	1,481	1,770
General equipment and furniture	4,167	3,744
Paving roads and parking lots	1,140	1,065
Total Maintenance	$8,960	$9,710
Financing Activities
Our financing activities resulted in a net cash outflow of $27.7 million for the nine months ended September 30, 2022 compared to $58.3 million for the nine months ended September 30, 2021, a decrease of $30.6 million.
During the nine months ended September 30, 2022, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $13.3 million, offset by $36.7 million for the purchase of treasury stock and $5.1 million in dividends.
During the nine months ended September 30, 2021, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $39.0 million, offset by the following payments: i) $19.9 million for the call premium to redeem our 6.625% senior notes due 2026; ii) $61.7 million for the purchase of treasury stock; iii) $6.6 million for debt issuance and transactions costs related to our Senior Notes and Credit Facility; iv) $4.0 million for the conversions and maturity of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”); and v) $5.4 million in dividends.
Share Repurchase
On February 23, 2022, our Board of Directors (the “Board”) authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”).
Share repurchase activity is as follows (dollar value in thousands):

	Nine months ended September 30,
	2021	2022
Number of Shares Repurchased(1)	1,528,197	695,496
Average Price Paid Per Share	$42.89	$49.22
Dollar Value of Shares Repurchased(1)	$65,540	$34,234

(1)	During the nine months ended September 30, 2021, 84,000 shares settled in October 2021, which had a cost of $3.8 million.
Our shares are purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury shares. During the three months ended September 30, 2022, we did not repurchase any shares of our common stock pursuant to our share repurchase program. At September 30, 2022, our share repurchase program had $48.9 million authorized for additional repurchases.

Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at September 30, 2022 is as follows (in thousands):

September 30, 2022
Credit Facility	$169,000
Finance leases	5,258
Operating leases	19,712
Acquisition debt	4,460
Total	$198,430
Credit Facility
On May 27 2022, we entered into a second amendment and commitment increase (the “Credit Facility Amendment”) to the first amended and restated credit agreement dated May 13, 2021 (as amended, including the Credit Facility Amendment, the “Credit Facility”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Facility Amendment provided, among other things, for (i) an increase to the Revolving Credit Commitments (as defined in the Credit Facility) under the Credit Facility from $200.0 million to $250.0 million in the aggregate; (ii) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (iii) the establishment of the BSBY as a benchmark rate and the removal of LIBOR from the Credit Facility; (iv) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) to 5.25 to 1.00; and (v) modifications to the restricted payments covenant to allow us to make additional stock repurchases, subject to the satisfaction of certain conditions therein. We incurred $0.3 million in transactions costs related to the Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
At September 30, 2022, our Credit Facility was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million million subfacility for letters of credit and a $10.0 million million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At September 30, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.25 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis.
We were in compliance with all of the covenants contained in our Credit Facility as of September 30, 2022.
At September 30, 2022, we had outstanding borrowings under the Credit Facility of $169.0 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 25, 2022 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2022, we had $78.7 million of availability under the Credit Facility.
As of the effective date of the Credit Facility Amendment, outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based on our leverage ratio. At September 30, 2022, the prime rate margin was equivalent to 1.125% and the BSBY rate margin was 2.125%. The weighted average interest rate on our Credit Facility was 2.0% and 4.3% for the three months ended September 30, 2021 and 2022, respectively, and 2.5% and 3.1% for the nine months ended September 30, 2021 and 2022, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Credit Facility interest expense	$383	$1,971	$1,200	$4,132
Credit Facility amortization of debt issuance costs	80	109	297	293
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years. At September 30, 2022, operating and finance lease obligations were $35.8 million, with $4.5 million payable within 12 months.
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Operating lease cost	$947	$863	$2,871	$2,564
Short-term lease cost	39	82	145	260
Variable lease cost	43	37	100	60

Finance lease cost:
Depreciation of leased assets	$111	$111	$328	$328
Interest on lease liabilities	117	110	356	335
Total finance lease cost	228	221	684	663
Total lease cost	$1,257	$1,203	$3,800	$3,547
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years. At September 30, 2022, acquisition debt obligations were $6.3 million, with $0.8 million payable within 12 months.

The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Acquisition debt imputed interest expense	$90	$78	$280	$237
Senior Notes
At September 30, 2022, the principal amount of our 4.25% senior notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 80 months of the Senior Notes. For both the three and nine months ended September 30, 2021 and 2022, the effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes was 4.42% and 4.30%, respectively.
At September 30, 2022, the fair value of the Senior Notes, which are Level 2 measurements, was $317.2 million.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Senior Notes interest expense	$4,250	$4,250	$17,517	$12,730
Senior Notes amortization of debt discount	118	125	384	368
Senior Notes amortization of debt premium	—	—	85	—
Senior Notes amortization of debt issuance costs	34	35	161	104
At September 30, 2022, our future interest payments on our outstanding balance were $112.5 million, with $17.0 million payable within 12 months.

FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Revenue	$95,041	$87,497	$279,955	$276,258
Funeral contracts	12,566	11,109	36,704	35,630
Average revenue per funeral contract	$5,358	$5,516	$5,336	$5,463
Preneed interment rights (property) sold	2,841	2,455	8,775	8,344
Average price per preneed interment right sold	$4,763	$4,569	$4,635	$4,449
Gross profit	$33,164	$25,598	$97,152	$87,788
Net income	$13,046	$5,860	$19,812	$33,161
Revenue for the three months ended September 30, 2022 decreased $7.5 million compared to the three months ended September 30, 2021, as we experienced an 11.6% decrease in funeral contract volume, which was slightly offset by a 2.9% increase in average revenue per funeral contract, as well as a 13.6% decrease in the number of preneed interment rights (property) sold and a 4.1% decrease in the average price per interment right sold. The decreases in funeral contract volume and the number of interment rights sold primarily correspond to the significant decline in COVID-19 related cases as compared to the third quarter of 2021, as the death rate normalized to pre-COVID-19 levels.
Gross profit for the three months ended September 30, 2022 decreased $7.6 million compared to the three months ended September 30, 2021, primarily due to the decrease in revenue.
Net income for the three months ended September 30, 2022 decreased $7.2 million compared to the three months ended September 30, 2021, primarily due to the $7.6 million decrease in gross profit, a $1.6 million increase in interest expense, a $1.3 million increase in general and administrative expense, offset by a $2.3 million decrease in income tax expense and a $0.9 million decrease in net gain on divestitures, disposals and impairments charges.
Revenue for the nine months ended September 30, 2022 decreased $3.7 million compared to the nine months ended September 30, 2021, as we experienced a 2.9% decrease in funeral contract volume, which was slightly offset by a 2.4% increase in average revenue per funeral contract, as well as a 4.9% decrease in the number of preneed interment rights (property) sold and a 4.0% decrease in the average price per interment right sold. The decreases in funeral contract volume and the number of interment rights sold primarily correspond to the decline in COVID-19 related cases in 2022 compared to 2021, as the death rate normalized to pre-COVID-19 levels.
Gross profit for the nine months ended September 30, 2022 decreased $9.4 million compared to the nine months ended September 30, 2021, due to the decrease in revenue, as well as the increase in operating expenses in both our funeral and cemetery segments. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, funeral supplies, merchandise costs and insurance.
Net income for the nine months ended September 30, 2022 increased $13.3 million compared to the nine months ended September 30, 2021, due to a $23.8 million loss on extinguishment of debt in 2021, a $3.3 million gain on insurance reimbursements in 2022, a $1.9 million decrease in interest expense, and a $1.8 million decrease in net gain on divestitures, disposals and impairments charges, offset by a $9.4 million decrease in gross profit, a $5.5 million increase in income tax expense and a $2.8 million increase in general and administrative expense.
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
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended September 30, 2022 issued on October 26, 2022 and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report contains non-GAAP financial measures that we believe provides insight into underlying trends in our business.

Below is a reconciliation of Net income, a GAAP financial measure, to Adjusted net income, a non-GAAP financial measure, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Net income	$13,046	$5,860	$19,812	$33,161
Special items(1)
Severance and separation costs(2)	—	1,431	1,575	1,431
Accretion of discount on Convertible Notes(1)	—	—	20	—
Loss on extinguishment of debt(3)	—	—	23,807	—
Net (gain) loss on divestitures	282	—	179	(575)
Net impact of impairment of goodwill and other	500	—	500	—
Litigation reserve(4)	—	—	—	200
Net gain on insurance reimbursements(5)	—	—	—	(3,275)
Disaster recovery and pandemic costs(6)	1,002	—	2,041	168
Change in uncertain tax reserves and other(1)	—	—	—	(533)
Other special items(7)	1,020	—	2,354	—
Sum of special items	$2,804	$1,431	$30,476	$(2,584)
Tax effect on special items(1)	738	356	8,619	(570)
Adjusted net income(8)	$15,112	$6,935	$41,669	$31,147

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

(2)	Costs related to the departure of certain key members of leadership in the first quarter of 2021 and in the third quarter of 2022.
(3)	Loss on the redemption of our 6.625% senior notes due 2026 during the second quarter of 2021.
(4)	Costs related to litigation matters.
(5)	Net gain recognized on insurance reimbursements for property damage caused by Hurricane Ida that occurred during the third quarter of 2021.
(6)	Relates to health and safety expenses, including personal protective equipment (“PPE”) due to COVID-19. We purchased more PPE during the three and nine months ended 2021 compared to the same periods in 2022.
(7)	Relates to the write-off of certain fixed assets and interest paid on our 6.625% senior notes due 2026 for the two-week period during which our Senior Notes were issued prior to the redemption of our 6.625% senior notes due 2026.
(8)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.
Below is a reconciliation of Gross profit (a GAAP financial measure) to Operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Gross profit	$33,164	$25,598	$97,152	$87,788

Cemetery property amortization	1,521	1,278	5,213	4,314
Field depreciation expense	3,154	3,281	9,432	9,831
Regional and unallocated funeral and cemetery costs	6,812	5,096	18,655	17,409
Operating profit(1)	$44,651	$35,253	$130,452	$119,342

(1)	Operating profit is defined as Gross profit less Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP financial measure) by Segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Funeral Home	$31,355	$24,173	$88,445	$82,060
Cemetery	13,296	11,080	42,007	37,282
Operating profit	$44,651	$35,253	$130,452	$119,342

Operating profit margin(1)	47.0%	40.3%	46.6%	43.2%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented herein under “– Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021.
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
The term “divested” when discussed in the Funeral Home Segment, refers to two funeral homes we sold and one funeral home we merged with another business in an existing market in the first nine months of 2022 and three funeral homes we sold in the first nine months of 2021. The term “divested” when discussed in the Cemetery Segment, refers to one cemetery we sold during 2021.
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

Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Three months ended September 30,
	2021	2022
Revenue:
Same store operating revenue	$57,321	$51,258
Acquired operating revenue	7,651	7,813
Divested/planned divested revenue	564	186
Ancillary revenue	1,096	1,049
Preneed funeral insurance commissions	375	357
Preneed funeral trust and insurance	1,890	2,117
Total	$68,897	$62,780

Operating profit:
Same store operating profit	$25,644	$18,717
Acquired operating profit	3,371	3,036
Divested/planned divested operating profit	92	16
Ancillary operating profit	274	188
Preneed funeral insurance commissions	121	142
Preneed funeral trust and insurance	1,853	2,074
Total	$31,355	$24,173
The following measures reflect the significant metrics over this comparative period:

	Three months ended September 30,
	2021	2022
Same store:
Contract volume	10,889	9,499
Average revenue per contract, excluding preneed funeral trust earnings	$5,264	$5,396
Average revenue per contract, including preneed funeral trust earnings	$5,419	$5,594
Burial rate	34.1%	33.7%
Cremation rate	57.2%	58.2%

Acquired:
Contract volume	1,555	1,570
Average revenue per contract, excluding preneed funeral trust earnings	$4,920	$4,977
Average revenue per contract, including preneed funeral trust earnings	$4,988	$5,066
Burial rate	35.9%	33.9%
Cremation rate	55.9%	58.2%
Funeral home same store operating revenue decreased $6.1 million for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in operating revenue is primarily due to a 12.8% decrease in same store contract volume, which was slightly offset by a 2.5% increase in the average revenue per contract excluding preneed interest. The same store contract volume decrease is primarily a result of the significant decline in COVID-19 related cases as compared to the third quarter of 2021, as the death rate normalized to pre-COVID-19 levels. The increase in average revenue per contract in the third quarter of 2022 reflects a 1.4% increase in cremations with memorial services. This increase is primarily due to our continued focus to welcome and educate families on the many products and service options that are available with cremation.
Funeral home same store operating profit for the three months ended September 30, 2022 decreased $6.9 million when compared to the same period in 2021, primarily due to the decrease in operating revenue, with increased operating expenses as a percentage of revenue also contributing to the decline. The comparable operating profit margin decreased 820 basis points to 36.5%. Operating expenses as a percentage of operating revenue increased 8.2% with the largest increases in salaries and benefits expenses of 3.7%, facilities and grounds expenses of 0.8%, general and administrative expenses of 0.8%, general liability insurance of 0.7% and transportation costs of 0.4%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, funeral supplies and insurance.
Funeral home acquired operating revenue for the three months ended September 30, 2022 increased $0.2 million compared to the same period in 2021, due to the addition of two funeral home businesses added to our funeral home acquired portfolio during the third quarter of 2022, which contributed $0.4 million of operating revenue. Excluding these two businesses, acquired operating revenue decreased $0.2 million, due to a 6.0% decrease in acquired contract volume, offset by a 3.7% increase in average revenue per contract excluding preneed interest.
Funeral home acquired operating profit for the three months ended September 30, 2022 decreased $0.3 million when compared to the same period in 2021, primarily due to an increase in operating expenses as a percentage of revenue. The two funeral homes added to our acquired portfolio during the third quarter of 2022 contributed almost $0.2 million of operating profit. Excluding these two businesses, acquired operating profit decreased $0.5 million. The comparable operating profit margin decreased 520 basis points to 38.9%. Operating expenses as a percentage of operating revenue increased 5.2% with the largest increase in salaries and benefits expenses of 2.3%, facilities and grounds expenses of 0.7%, general liability insurance of 0.7%, other funeral costs of 0.6% and general and administrative expenses of 0.5%, offset by a decrease in promotional expenses of 0.5%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, funeral supplies and insurance.
Ancillary revenue, recorded in Other revenue, which represents revenue from our flower shop, pet cremation and online cremation businesses, remained flat and Ancillary operating profit decreased $0.1 million for the three months ended September 30, 2022 compared to the same period in 2021.
Preneed funeral insurance commissions and preneed funeral trust and insurance revenue (recorded in Other revenue), on a combined basis, increased $0.2 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to a 14.3% increase in earnings on preneed contracts for the three months ended September 30, 2022 compared to the same period in 2021, as recognition is triggered at the time a preneed contract matures to atneed. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.2 million for the same comparative period, primarily due to the increase in preneed funeral trust and insurance revenue.
The following table sets forth certain information regarding our Revenue and Operating profit from our funeral home operations (in thousands):

	Nine months ended September 30,
	2021	2022
Revenue:
Same store operating revenue	$165,481	$163,776
Acquired operating revenue	22,575	24,064
Divested/planned divested revenue	2,120	907
Ancillary revenue	3,391	3,099
Preneed funeral insurance commissions	968	1,029
Preneed funeral trust and insurance	5,968	6,198
Total	$200,503	$199,073

Operating profit:
Same store operating profit	$71,520	$65,313
Acquired operating profit	9,784	9,845
Divested/planned divested operating profit (loss)	205	(32)
Ancillary operating profit	790	560
Preneed funeral insurance commissions	288	300
Preneed funeral trust and insurance	5,858	6,074
Total	$88,445	$82,060

The following measures reflect the significant metrics over this comparative period:

	Nine months ended September 30,
	2021	2022
Same store:
Contract volume	31,503	30,686
Average revenue per contract, excluding preneed funeral trust earnings	$5,253	$5,337
Average revenue per contract, including preneed funeral trust earnings	$5,422	$5,516
Burial rate	35.6%	34.3%
Cremation rate	56.8%	57.5%

Acquired:
Contract volume	4,749	4,765
Average revenue per contract, excluding preneed funeral trust earnings	$4,754	$5,050
Average revenue per contract, including preneed funeral trust earnings	$4,826	$5,140
Burial rate	37.6%	36.2%
Cremation rate	56.3%	57.6%
Funeral home same store operating revenue decreased $1.7 million for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in operating revenue is primarily due to a 2.6% decrease in same store contract volume, offset by a 1.6% increase in the average revenue per contract excluding preneed interest. The same store contract volume decrease is primarily a result of the decline in COVID-19 related cases in 2022 compared to 2021, as the death rate normalized to pre-COVID-19 levels. The increase in average revenue per contract for the nine months ended September 30, 2022 reflects increases of 2.1% and 0.9% in cremations and burials with memorial services, respectively. These increases are primarily due to a combination of price increases and our continued focus on educating families on the many products and service options that are available with burials and cremations.
Funeral home same store operating profit for the nine months ended September 30, 2022 decreased $6.2 million when compared to the same period in 2021, due to the decrease in operating revenue and an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 330 basis points to 39.9%. Operating expenses as a percentage of revenue increased 3.3% with the largest increase in salaries and benefits expenses of 1.0%, general and administrative expenses of 0.6%, transportation expenses of 0.3%, general liability insurance of 0.3% and facilities and grounds expenses of 0.3%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, funeral supplies and insurance.
Funeral home acquired operating revenue for the nine months ended September 30, 2022 increased $1.5 million compared to the same period in 2021. The increase was due, in part, to the addition of two funeral home businesses added to our funeral home acquired portfolio during the third quarter of 2022, which contributed $0.4 million of operating revenue. Excluding these two businesses, acquired operating revenue increased $1.1 million due to a 7.1% increase in the average revenue per contract excluding preneed interest, slightly offset by a 2.0% decrease in acquired contract volume. The acquired contract volume decrease is primarily a result of the decline in COVID-19 related cases in 2022 compared to 2021, as the death rate normalized to pre-COVID-19 levels. The increase in average revenue per contract for the nine months ended September 30, 2022 reflects increases of 2.4% and 0.7% in cremations and burials with memorial services, respectively. These increases are primarily due to a combination of price increases and our continued focus on educating families on the many products and service options that are available with burials and cremations.
Funeral home acquired operating profit for the nine months ended September 30, 2022 increased $0.1 million when compared to the same period in 2021, primarily due to the two funeral homes added to our acquired portfolio during the third quarter of 2022, which contributed almost $0.2 million of operating profit. Excluding these two businesses, acquired operating profit decreased $0.1 million. The comparable operating profit margin decreased 240 basis points to 40.9%. Operating expenses as a percentage of operating revenue increased 2.4% with the largest increases in general and administrative expenses of 0.8%, salaries and benefits expenses of 0.6%, other funeral expenses of 0.6% and facilities and grounds expenses of 0.4%, offset by a decrease in promotional expenses of 0.5%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, funeral supplies and insurance.
Ancillary revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation and online cremation businesses, decreased $0.3 million and Ancillary operating profit decreased $0.2 million for the nine months ended September 30, 2022 compared to the same period in 2021.

Preneed funeral insurance commissions and preneed funeral trust and insurance revenue (recorded in Other revenue), on a combined basis, increased $0.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is due to an increase in the number of preneed contracts that matured to atneed, as well as an increase in the earnings on these preneed contracts, as recognition is triggered at the time a preneed contract matures to atneed. The number of contracts increased 2.2% and the average earnings per preneed contract increased 1.9% for the nine months ended September 30, 2022 compared to the same period in 2021. Operating profit for preneed funeral insurance commissions and preneed trust and insurance, on a combined basis, increased $0.2 million for the same comparative period, primarily due to the increase in preneed funeral trust and insurance revenue.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Three months ended September 30,
	2021	2022
Revenue:
Same store operating revenue	$16,342	$15,396
Acquired operating revenue	6,362	5,947
Divested revenue	52	—
Preneed cemetery trust revenue	3,136	3,065
Preneed cemetery finance charges	252	309
Total	$26,144	$24,717

Operating profit:
Same store operating profit	$6,465	$5,020
Acquired operating profit	3,547	2,827
Divested operating profit	19	—
Preneed cemetery trust operating profit	3,013	2,924
Preneed cemetery finance charges	252	309
Total	$13,296	$11,080
The following measures reflect the significant metrics over this comparative period:

	Three months ended September 30,
	2021	2022
Same store:
Preneed revenue as a percentage of operating revenue	61%	60%
Preneed revenue (in thousands)	$9,909	$9,309
Atneed revenue (in thousands)	$6,433	$6,087
Number of preneed interment rights sold	2,223	1,917
Average price per interment right sold	$4,130	$4,181

Acquired:
Preneed revenue as a percentage of operating revenue	66%	61%
Preneed revenue (in thousands)	$4,194	$3,610
Atneed revenue (in thousands)	$2,168	$2,337
Number of preneed interment rights sold	606	538
Average price per interment right sold	$7,159	$5,951
Cemetery same store preneed revenue decreased $0.6 million for the three months ended September 30, 2022 compared to the same period in 2021, as we experienced a 13.8% decrease in the number of interment rights sold, slightly offset by a 1.2% increase in the average price per interment right sold. Cemetery same store atneed revenue, which represents 40% of our same store operating revenue decreased $0.3 million for the three months ended September 30, 2022 compared to the same period in 2021, as we experienced a 13.2% decrease in the number of interment rights sold, which was offset by a 9.0% increase in the average price per interment right sold. The decrease in the number of interment rights sold is primarily a result of the decline in COVID-19 related cases as compared to the third quarter of 2021, as the death rate normalized to pre-COVID-19 levels.
Cemetery same store operating profit for the three months ended September 30, 2022 decreased $1.4 million from the same period in 2021, due to the decrease in operating revenue and an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 700 basis points to 32.6%. Operating expenses as a percentage of operating revenue increased 7.0% with the largest increases in facilities and grounds expenses of 3.2%, salaries and benefits expenses of 1.1%, merchandise costs of 1.0%, general liability insurance of 0.7% and general and administrative expenses of 0.8%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, merchandise costs and insurance.
Cemetery acquired preneed revenue decreased $0.6 million for the three months ended September 30, 2022 compared to the same period in 2021, as we experienced a 16.9% decrease in the average price per interment right sold, as well as an 11.2% decrease in the number of interment rights sold. Cemetery acquired atneed revenue, which represents 39% of our acquired operating revenue, increased $0.2 million for the three months ended September 30, 2022 compared to the same period in 2021, as we experienced a 12.9% increase in the average price per interment right sold, offset by a 4.5% decrease in the number of interment rights sold. The decrease in the number of interment rights sold is primarily a result of the decline in COVID-19 related cases as compared to the third quarter of 2021, as the death rate normalized to pre-COVID-19 levels.
Cemetery acquired operating profit decreased $0.7 million for the three months ended September 30, 2022 from the same period in 2021, due to the decrease in revenue and an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 830 basis points to 47.5%. Operating expenses as a percentage of operating revenue increased 8.2% with the largest increases in salaries and benefits expenses of 2.1%, general liability insurance of 1.1%, facilities and grounds expenses of 0.9%, general and administrative expenses of 0.6%, merchandise costs of 0.6% and atneed commissions expense of 0.6%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, merchandise costs and insurance.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue), as well as their respective operating profit remained flat for the three months ended September 30, 2022 compared to the same period in 2021.
The following table sets forth certain information regarding our Revenue and Operating profit from our cemetery operations (in thousands):

	Nine months ended September 30,
	2021	2022
Revenue:
Same store operating revenue	$47,883	$46,616
Acquired operating revenue	21,517	20,437
Divested revenue	202	—
Preneed cemetery trust revenue	9,079	9,262
Preneed cemetery finance charges	771	870
Total	$79,452	$77,185

Operating profit:
Same store operating profit	$20,076	$16,799
Acquired operating profit	12,386	10,766
Divested operating profit	66	—
Preneed cemetery trust operating profit	8,708	8,847
Preneed cemetery finance charges	771	870
Total	$42,007	$37,282

The following measures reflect the significant metrics over this comparative period:

	Nine months ended September 30,
	2021	2022
Same store:
Preneed revenue as a percentage of operating revenue	61%	61%
Preneed revenue (in thousands)	$29,044	$28,509
Atneed revenue (in thousands)	$18,839	$18,107
Number of preneed interment rights sold	6,375	6,088
Average price per interment right sold	$4,106	$4,095

Acquired:
Preneed revenue as a percentage of operating revenue	68%	64%
Preneed revenue (in thousands)	$14,692	$12,996
Atneed revenue (in thousands)	$6,825	$7,441
Number of preneed interment rights sold	2,369	2,256
Average price per interment right sold	$6,107	$5,403
Cemetery same store preneed revenue decreased $0.5 million for the nine months ended September 30, 2022 compared to the same period in 2021, as we experienced a 4.5% decrease in the number of interment rights sold, while the average price per interment right sold remained flat. Cemetery same store atneed revenue, which represents 39% of our same store operating revenue, decreased $0.7 million for the nine months ended September 30, 2022 compared to the same period in 2021, as we experienced a 6.9% decrease in the number of interment rights sold, offset by a 3.1% increase in the average price per interment right sold. The decrease in the number of interment rights sold is primarily a result of the decline in COVID-19 related cases in 2022 compared to 2021, as the death rate normalized to pre-COVID-19 levels.
Cemetery same store operating profit decreased $3.3 million for the nine months ended September 30, 2022 from the same period in 2021, due to the decrease in revenue and an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 590 basis points to 36.0%. Operating expenses as a percentage of operating revenue increased 5.9% with the largest increases in facilities and grounds expenses of 1.4%, promotional expenses of 1.0%, allowance for credit losses of 0.9%, due to a change in estimate in the second quarter of the prior year, which resulted in lower credit loss expense in the prior period, general liability insurance of 0.6% and general and administrative expenses of 0.6%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, merchandise costs and insurance.
Cemetery acquired preneed revenue decreased $1.7 million for the nine months ended September 30, 2022 compared to the same period in 2021, as we experienced an 11.5% decrease in the average price per interment right sold, as well as a 4.8% decrease in the number of interment rights sold. Cemetery acquired atneed revenue, which represents 36% of our acquired operating revenue, increased $0.6 million for the nine months ended September 30, 2022 compared to the same period in 2021, as we experienced a 14.5% increase in the average price per interment right sold, while the number of interment rights sold decreased 4.8%. The decrease in the number of interment rights sold is primarily a result of the decline in COVID-19 related cases in 2022 compared to 2021, as the death rate normalized to pre-COVID-19 levels.
Cemetery acquired operating profit decreased $1.6 million for the nine months ended September 30, 2022 from the same period in 2021, due to the decrease in revenue and an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 490 basis points to 52.7%. Operating expenses as a percentage of operating revenue increased 4.9% with the largest increases in facilities and grounds expenses of 0.9%, salaries and benefits expenses increased 0.9%, general liability insurance of 0.8% and merchandise costs of 0.7%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, merchandise costs and insurance.
Preneed cemetery trust revenue and preneed cemetery finance charges (recorded in Other revenue) on a combined basis increased $0.3 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in trust revenue is primarily due to an increase in realized gains on delivered merchandise and services contracts. Operating profit for the two categories of Other Revenue, on a combined basis, increased $0.2 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to the increase in revenue.

Cemetery property amortization. Cemetery property amortization totaled $1.3 million and $4.3 million for the three and nine months ended September 30, 2022, respectively, a decrease of $0.2 million and $0.9 million, respectively, compared to the same periods in 2021, primarily due to the decrease in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.3 million and $9.8 million for the three and nine months ended September 30, 2022, respectively, an increase of $0.1 million and $0.4 million, respectively, compared to the same periods in 2021, primarily due to depreciation from computer and hardware equipment added in the last twelve months, as well as from assets added as a result of our acquisition during the third quarter of 2022.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $5.1 million for the three months ended September 30, 2022, a decrease of $1.7 million compared to the same period in 2021, primarily due to the following: (1) a $1.1 million decrease in cash incentives and equity compensation; (2) a $0.5 million decrease in health and safety expenses related to COVID-19; (3) a $0.2 million decrease in salary and benefits expenses; (4) a $0.1 million decrease in other general administrative costs; offset by (5) a $0.2 million increase in incentive award trips and annual managing partner meetings, which were postponed in the prior year due to COVID-19.
Regional and unallocated funeral and cemetery costs totaled $17.4 million for the nine months ended September 30, 2022, a decrease of $1.2 million compared to the same period in 2021, primarily due to the following: (1) a $1.7 million decrease in cash incentives and equity compensation; (2) a $1.3 million decrease in health and safety expenses related to COVID-19; (3) a $0.3 million decrease in salary and benefits expenses; offset by (4) a $1.3 million increase in incentive award trips and annual managing partner meetings, which were postponed in the prior year due to COVID-19; and (5) a $0.2 million increase in other general administrative costs.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $10.4 million for the three months ended September 30, 2022, an increase of $1.3 million compared to the same period in 2021, primarily due to the following: (1) a $1.4 million increase in separation expenses related to the departure of a key member of leadership; (2) a $0.8 million increase in salary and benefits expenses, which includes talent additions to our recently developed marketing department, as well as a Chief Information Officer; (3) a $0.5 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; offset by (4) a $1.0 million decrease in insurance claims expense, which included a one-time $1.0 million payment for residual insurance claims in 2021; and (3) a $0.3 million decrease in cash incentives and equity compensation.
General, administrative and other expenses totaled $28.1 million for the nine months ended September 30, 2022, an increase of $2.8 million compared to the same period in 2021, primarily due to the following: (1) a $2.4 million increase in salary and benefits expenses, which includes talent additions to our recently developed marketing department, as well as a Chief Information Officer; (2) a $1.8 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; (3) a $0.1 million increase in cash incentives and equity compensation; offset by (4) a $1.3 million decrease in insurance claims expense, which included a one-time $1.0 million payment for residual insurance claims in 2021; (5) a $0.1 million decrease in separation expense related to the departure of certain key members of leadership, and (6) a $0.1 million decrease in divestiture expenses.
Net (gain) loss on divestitures, disposals and impairments charges. The components of Net (gain) loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Assets held for sale impairment	$500	$—	$500	$—
Net (gain) loss on divestitures and real property	282	—	179	(575)
Net (gain) loss on disposals of fixed assets	76	(7)	698	142
Total	$858	$(7)	$1,377	$(433)
During the nine months ended September 30, 2022, we sold real property for $3.3 million and two funeral homes for $0.9 million for a net gain of $0.7 million, of which $0.1 million is recorded in Other, net related to the sale of assets not used in operating activities. During the nine months ended September 30, 2021, we sold three funeral homes and real property for $4.2 million for a net loss of $0.2 million and disposed of fixed assets for a net loss of $0.7 million. In addition, we recognized an impairment loss of $0.5 million for property, plant and equipment assets held for sale at September 30, 2021.

Interest expense. Interest expense related to our various debt arrangement is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Senior Notes	$4,403	$4,410	$17,977	$13,203
Credit Facility	464	2,081	1,497	4,425
Finance leases	117	110	356	335
Acquisition debt	90	78	280	237
Convertible Notes	—	—	20	—
Other	2	(1)	7	8
Total	$5,076	$6,678	$20,137	$18,208
Gain on insurance reimbursements. During the nine months ended September 30, 2022, we recorded a gain on the reimbursements received from insurance for property damaged by Hurricane Ida that occurred during the third quarter of 2021.
Income taxes. We had an income tax expense of $2.8 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, and income tax expense of $12.1 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively. Our operating tax rate before discrete items was 30.6% and 28.2% for the three months ended September 30, 2022 and 2021, respectively, and 27.8% and 28.3% for the nine months ended September 30, 2022 and 2021, respectively.
On June 30, 2020, we filed carryback refund claims for the 2018 and 2019 tax years. The majority of the net operating losses generated in 2018 are the result of filing non-automatic accounting method changes relating to the recognition of revenue from our cemetery property and merchandise and services sales.
On October 11, 2021, we received an adverse ruling from the IRS related to our accounting method change for cemetery property revenue recognition filed in 2018 and subsequently filed an automatic accounting method change to adopt the IRS’s preferred method of revenue recognition for cemetery property effective for the year ending December 31, 2021.
On March 2, 2022, we received approval from the IRS regarding our method change filed related to the revenue recognition of cemetery merchandise and services sales. As a result, we recorded a $0.5 million reduction to the reserve for uncertain tax positions, including interest, during the nine months ended September 30, 2022.
At December 31, 2021 and September 30, 2022, the reserve for uncertain tax positions was $3.8 million and $3.3 million, respectively, related to carrying back the net operating losses generated in the tax year ended December 31, 2018 filed under the CARES Act on June 30, 2020.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2022 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at September 30, 2022 are presented in Part 1, Item 1, Financial Statements, Note 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.19% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At September 30, 2022, we had outstanding borrowings under the Credit Facility of $169.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or a BSBY rate, plus an applicable margin based our leverage ratio. At September 30, 2022, the prime rate margin was equivalent to 1.125% and the BSBY rate margin was 2.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.7 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At September 30, 2022, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.1 million and the fair value of the Senior Notes was $317.2 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at September 30, 2022 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
For more information regarding legal proceedings see Part I, Item 1, Financial Statements, Note 14.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1))

July 1, 2022 - July 31, 2022	—	$—	—	$48,898,769
August 1, 2022 - August 31, 2022	—	$—	—	$48,898,769
September 1, 2022 - September 30, 2022	—	$—	—	$48,898,769
Total for quarter ended September 30, 2022	—		—

(1)	See Part I, Item 1, Financial Statements, Note 15 for additional information on our publicly announced share repurchase program.
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

CARRIAGE SERVICES, INC.
Date:	November 2, 2022	/s/ C. Benjamin Brink
C. Benjamin Brink
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

CARRIAGE SERVICES, INC.
INDEX OF EXHIBITS

Exhibit No.	Description
*10.1	Release and Separation Agreement by and between the Company and Carl Benjamin Brink, dated September 27, 2022 and effective January 2, 2023. †

*10.2	Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Steven D. Metzger.†

*10.3	Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Carlos Quezada.†

*10.4	Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Shawn Phillips.†

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by C. Benjamin Brink in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and C. Benjamin Brink in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 __________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.