Form 10-K
period 2022-12-31
CARRIAGE SERVICES INC
filed 2023-03-01
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $519.5 million based on the closing price of $39.65 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 24, 2023 was 14,890,623.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. The words “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, debt levels, capital allocation, death rates, market share growth, overhead, including field and corporate incentive compensation, or other financial items; any statements of the plans, strategies and objectives of management for future operations; including, but not limited to, technology innovations, product development and organizational performance; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements of the plans, timing, expectations and objectives of management for future financing activities, including, but not limited to, capital allocation, cost and debt reductions, and the ability to obtain credit or financing; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:
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
•fluctuations in interest rates;
•the effects of inflation on our operational and financial performance, including the increased overall costs for our goods and services, the impact on customer preferences as a result of changes in discretionary income, and our ability, if at all, to mitigate such effects;
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
•our ability to meet the projected financial and equity performance goals to our updated full year outlook, if at all;
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

•the potential impact of epidemics and pandemics, including, for example, the COVID-19 coronavirus, including any new variants or sub-variants of COVID-19, on customer preferences and on our business;
•government, social, business and other actions that have been and will be taken in response to pandemics and epidemics, including potential responses to new variants of COVID-19, its variants and any sub-variants;
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
At December 31, 2022, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
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
CURRENT YEAR DEVELOPMENTS
Executive Leadership Changes
On April 1, 2022, Rob Franch joined our executive leadership team as Chief Information Officer.
On September 26, 2022, Robbie Pape joined our executive leadership team as Senior Vice President and Regional Partner.
On September 27, 2022, C. Benjamin Brink informed the Company of his plans to resign from his position as Executive Vice President, Chief Financial Officer and Treasurer effective January 2, 2023. Mr. Brink remained in his role through January 2, 2023 and will serve as a consultant for the Company through June 30, 2023. The planned resignation was not the result of any disagreement Mr. Brink had with the Company on any matter related to the Company's operations, policies, and practices, including any matters concerning the Company's controls or any financial or accounting-related matters or disclosures.
On January 2, 2023, following the resignation of Carl Benjamin Brink, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) from the Company, our Board of Directors (our “Board”) appointed Adeola Olaniyan, the Company’s Corporate Controller and Principal Accounting Office, as the Company’s interim Principal Financial Officer until a permanent replacement is identified. In this interim role, Ms. Olaniyan will serve as both the Company’s Principal Financial Officer and Principal Accounting Officer.
Board of Director Changes
On February 22, 2023, our Board elected Carlos R. Quezada, President and Chief Operating Officer of the Company, to serve as a Class II director, effective February 22, 2023, until the Company’s 2025 annual meeting of stockholders. The Board also appointed Mr. Quezada to serve as Vice Chairman of the Board. Mr. Quezada will serve as a non-independent member of the Board, and the Board does not expect to appoint Mr. Quezada to any of its standing committees. Following the appointment of Mr. Quezada, the Board is now comprised of six directors, including four independent directors.
Code of Business Conduct and Ethics Amendments
On February 22, 2023, our Board, on the recommendation of the Board’s Audit Committee, approved various amendments to the Company’s Code of Business Conduct and Ethics (the “Code”), which applies to all directors, officers and employees of the Company and its subsidiaries. In addition to making certain technical and administrative updates, the amendments to the Code include, among other things, summarizing and clarifying the Company’s existing compliance requirements and also identifies and expands upon certain policies, including those related to bribery and kickbacks, antitrust, political activity and improper influence on auditors. The approval of the amendments to the Code did not relate to or result in any waiver, whether explicit or implicit, of any provision of the prior version of the Code.
Acquisitions
On August 8, 2022, we acquired a business consisting of two funeral homes in Kissimmee, Florida for $6.3 million in cash. On October 25, 2022, we acquired a business consisting of three funeral homes, one cemetery and one cremation focused business in the Charlotte, North Carolina area for $25.0 million in cash.
Divestitures
During the year ended December 31, 2022, we sold real property for $3.3 million and four funeral homes for $1.5 million for a net gain of $0.7 million.
On January 31, 2023, we sold one funeral home and two cemeteries in Marshall, Texas for $0.8 million.
Credit Facility
On May 27 2022, we entered into a second amendment and commitment increase to the Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Pursuant to the amendment, the revolving credit commitment was increased from $200.0 million to $250.0 million.
On December 9, 2022, we entered into a third amendment to the Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The amendment provided, among other things, for an increase in the maximum Total Leverage Ratio and modifications to the permitted investments covenant, relating to the Company’s ability to make certain acquisitions.
For additional discussion about our Credit Facility, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
Share Repurchase Program
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized. During the three months ended December 31, 2022, we did not repurchase any common shares. At December 31, 2022, our share repurchase program had $48.9 million authorized for repurchases.
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
The overall macroeconomic impact from the pandemic to the deathcare industry may provide varying results as compared to other industries. Our industry’s revenues are impacted by various factors, including for example, fluctuations in the death rate, the number of funeral services performed, the average price for a service and the mix of traditional burial versus cremation contracts. During the year ended December 31, 2022, we continued to see the death rate normalize to pre-COVID-19 levels, which accelerated during the latter part of the year. Although deaths directly attributable from COVID-19 have now largely decreased to have minimal direct impact on the overall death rate, the overall death rate remains slightly higher than the pre-COVID-19 pandemic period. Regardless of these recent trends, our businesses have remained focused on being innovative and resourceful, providing families immediate service as part of the grieving process.
Within our financial reporting environment, we have considered the impact of COVID-19 on the assumptions and estimates used in preparing our consolidated financial statements. In the opinion of management, all material adjustments necessary for a fair presentation of the Company’s financial results for the year have been made, but are complicated by the continued uncertainty surrounding the normalization of the death rate and the scope, severity and duration of the COVID-19 pandemic and its ultimate impact. This includes the potential impacts of new variants of COVID-19, its sub-variants and any other new variants, and any resulting impacts from such variants. We do not believe we are particularly vulnerable to concentrations, with respect to geographic area, revenue for specific products or our relationships with our vendors. To date, we have not experienced any material supply chain impacts or disruptions from our vendors attributable to COVID-19 and we continue to receive reliable service.

We believe our access to capital, the cost of our capital, and the sources and uses of our cash should be relatively consistent in the near term. While the expected duration and potential future impacts of the pandemic are unknown, we have not currently experienced any material negative impacts to our liquidity position, access to capital, or cash flows as a result of COVID-19. For additional information related to our liquidity position, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
During the year ended December 31, 2022, we continued to see deaths directly attributable from COVID-19 largely decrease to have minimal impact on the overall death rate, which accelerated during the third and fourth quarter. However, the overall death rate remains slightly higher than the pre-COVID-19 pandemic period, and we are unable to predict or forecast the duration or variation of this increased death rate with any certainty. As a result, we experienced lower volumes, revenues, earnings and margins when compared to the fourth quarter of 2021, but overall financial performance remains at or above prior reporting periods during and prior to the COVID-19 pandemic. Although we expect these death rate fluctuation trends to continue, we will continue to assess these impacts, including the potential impacts of new variants of COVID-19, its sub-variants and any other new variants, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related regulatory mandates and restrictions, if any, evolves.
Inflationary Trends
Beginning in the second quarter of 2022, we began to experience modest cost increases and surcharges from our vendors and suppliers on merchandise and goods due to broader inflationary, raw material cost increases, and global supply chain impacts. This trend in modest cost increases continued during the fourth quarter of 2022, with the Company experiencing, for example, higher costs related to full-time hourly base rates, utilities, funeral supplies, merchandise costs and insurance. Although we have taken steps to mitigate these cost increases and we expect these impacts to continue throughout the current year, the ultimate scope and duration of these impacts are unknown at this time. More broadly, the U.S. economy continues to experience higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumers or discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced such impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although we expect these trends to continue throughout the current year, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate these cost increases, if possible.
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
Flexible Capital Structure and Strong Cash Flows. We believe our capital structure provides us with financial flexibility by allowing us to invest our cash in growth opportunities, such as business acquisitions and cemetery inventory projects. While we reassess our capital allocation strategy annually, we currently believe that our financial goals will best be achieved by continuing to improve the operational and financial performance of our existing portfolio of businesses while selectively investing our cash in growth opportunities that generate a return on invested capital in excess of our weighted average cost of capital. For additional information regarding our capital structure, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.
Strong Field-Level Gross Profit Margins. We believe we have strong field-level gross profit margins and this performance is a testament to the success of our business strategies. Our strong margins and the ability to control costs are important advantages in a business such as ours that is characterized by a high fixed-cost structure. We will continue to seek ways to improve our financial performance, and we believe that our Standards Operating Model will continue to yield long-term improvement in our financial results.
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
Approximately 15% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by our local funeral directors with sales sourced by our own sales counselors and by third party sellers. We sold 9,563 and 9,111 preneed funeral contracts, net of cancellations, during the years ended December 31, 2021 and 2022, respectively. At December 31, 2022, we had a backlog of 100,861 preneed funeral contracts to be delivered in the future.
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
Approximately 50% of our cemetery operating revenue is derived from preneed property sales. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and interment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries, including the development of standardized sales systems across our portfolio of cemeteries, in order to focus on growth of our preneed property sales. For example, during 2022, we continued to grow our cemetery sales and marketing team to develop and implement our standardized sales system. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income may have a significant impact on our preneed sales success rate. Cemetery revenue that originated from preneed contracts represented approximately 67% of our total cemetery revenue for both 2021 and 2022. At December 31, 2022, we had a backlog of 66,797 preneed cemetery contracts to be delivered in the future.
Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions that we select. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm (“CSV RIA”) or by independent financial advisors. As of December 31, 2022, CSV RIA provided these services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that provides guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets complies with applicable laws.
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
COMPETITION
The operating environment in the funeral and cemetery industry has been highly competitive. The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries with operations in the United States are Service Corporation International (“SCI”), Park Lawn Corporation (“Park Lawn”) and Carriage. We believe these three companies collectively represent approximately 20% of funeral and cemetery revenue in the United States. Independent businesses, along with a few privately-owned consolidators, represent the remaining amount of industry revenue, accounting for an estimated 80% share of revenue.
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
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate and may be further affected by epidemics and pandemics, like COVID-19. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year. For example, we experienced fluctuations in the death rate due to COVID-19, with a result of increased deaths during the duration of the pandemic. Although deaths directly attributable from COVID-19 have now largely decreased to have minimal direct impact on the overall death rate, the overall death rate remains higher than the pre-COVID-19 pandemic period. As a result, we are unable to predict or forecast the duration or variation of this increased death rate with any certainty.
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
Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized pricing information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral goods and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items. On October 20, 2022, the FTC announced that it was retaining the Funeral Rule and issued an advanced notice of proposed rulemaking concerning potential amendments to the Funeral Rule. These potential amendments include, among other things, whether and how funeral providers should be required to display or attribute their price information online and through electronic means. On December 21, 2022, the FTC voted to extend the public comment period to January 17, 2023 for its advanced notice of proposed rulemaking on potential amendments to the Funeral Rule. We cannot predict what changes, if any, may be made to the Funeral Rule or the impact of any such changes on our business.
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
As of December 31, 2022, we and our subsidiaries employed 2,553 employees, of whom 1,174 were full-time and 1,379 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.
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
Funeral home and cemetery businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established client family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. Our ability to attract and retain Managing Partners, sales force and other personnel is an important factor in achieving future success. We can give no assurance that we can retain these employees or that these relationships will drive market share. Our inability to attract and maintain qualified and productive Managing Partners and sales force employees could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our Good To Great II incentive program rewards certain employees who are not Managing Partners in alignment with the incentive programs for our Managing Partners. Specifically, the Good To Great II incentive program is tied to the future performance of the Company and requires the Company’s share price to reach one of five predetermined Common Stock Price Averages (as defined by the program) through a performance period ending December 31, 2024 in order for the award to be earned by the participants of the program. While the program aligns our incentives with long-term value creation, there is a potential risk of dilution to our shareholders if we achieve the highest performance tier under the Good To Great II incentive program, which equals a Common Stock Price Average (as defined by the program) of $77.34 per share. At December 31, 2022, under such a scenario, a total of 995,873 shares of common stock would be awarded to participants under the program. We believe this incentive program will result in improved overall financial performance.
Strategic Business Execution and Performance
Improved performance in our funeral and cemetery segments is dependent upon successful execution of our Standards Operating Model.
We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed standards according to criteria, each with a different weighting, designed around market share, high-value services and operational and financial metrics. We also incentivize our Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. Failure to successfully implement our Standards Operating Model in our funeral and cemetery operations could have a material adverse effect on our financial condition, results of operations and cash flows.

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
As part of our growth strategy, we periodically review our businesses which may no longer be aligned with our strategic business plan and long-term objectives and, as a result of these reviews of our businesses, we may pursue additional divestitures. From time to time, we engage in discussions with third parties about potential divestitures of one or more of our businesses that, if fully consummated, could result in the divestiture of a material amount of assets and contribution to our results of operations that have historically contributed to our results of operations. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, when we decide to sell a business, we may be unable to do so on our terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. If we do not realize the expected benefits of any divestiture transaction, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Significant declines in preneed sales would reduce our backlog and future revenue and could reduce our future market share. On the other hand, a significant increase in preneed sales can have a negative impact on cash flow as a result of commissions and other costs incurred initially without corresponding revenue.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2020, 2021 and 2022:

	2020	2021	2022
Preneed funeral trust funds	13.5%	16.0%	1.0%
Preneed cemetery trust funds	15.5%	19.3%	0.7%
Perpetual care trust funds	16.8%	19.1%	(0.2)%
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
If the fair market value of these trusts, plus any other amount due to us upon delivery of the associated contracts, were to decline below the estimated costs to deliver the underlying products and services at maturity, we would record a charge to earnings for the expected losses on the delivery of the associated contracts. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates.

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
Tax Changes
Changes in taxation, or the interpretations of tax laws or regulations, as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on the results of our operations, financial condition, or cash flows.
We make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities. We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service (“IRS”) and other taxing authorities with respect to our taxes. Uncertain tax positions may arise where tax laws or regulations may allow for alternative interpretations, where the timing of recognition of income is subject to judgement, or where the IRS or other taxing authorities issue subsequent guidance or take positions on audits that differ from our interpretations and assumptions. Our tax obligations include, for example, income, franchise, real estate, sales and use, and employment-related taxes and the judgments we make include reserves for potential adverse outcomes regarding our tax positions. Although we believe we have accurately estimated our tax obligations, uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management could each result in additional tax obligations. For example, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. We believe that our tax obligations reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740 Income Taxes. In addition, our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, or changes in our interpretations of tax laws. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken could have a material adverse effect on the results of our operations, financial condition, or cash flows.

New or revised tax laws or regulations could have a material effect on our financial statements
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, amended, or applied in a manner that has a material effect on us, which could materially impact our business and financial condition.
For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law which includes a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on corporations that have an average of $1 billion adjusted financial statement income over a consecutive three-year period and a 1% excise tax on certain corporate stock repurchases. The impact of these provisions will become effective for our Company beginning on January 1, 2023. We have reviewed and assessed the provisions of the IRA, and we do not currently believe that the IRA will have a material impact on our business, operating results, and financial condition. We will continue to evaluate the impact of the IRA, along with any other new or revised tax laws or regulations, as such information becomes available.
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
Declines in the number of deaths could cause atneed sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenue. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. For example, we have seen the recent COVID-19 pandemic affect the death rate, with a result of increased deaths during the duration of the pandemic. Although deaths directly attributable from COVID-19 have now largely decreased to have minimal impact on the overall death rate, the overall death rate remains higher than the pre-COVID-19 pandemic period. As a result, we are unable to predict or forecast the duration or variation of this increased death rate with any certainty, including the potential impact of epidemics and pandemics on the death rate, including COVID-19 and any new variant or sub-variant. Any future variations of the death rate may cause our revenue to fluctuate and our results of operations to lack predictability.
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
Pursuant to the terms of our Credit Facility, we must comply with, amongst other things, a maximum Total Leverage Ratio covenant that is measured quarterly. If we are unable to comply with the maximum Total Leverage Ratio, we will be in immediate default under the Credit Facility. For example, although we have not currently experienced any material negative impacts to our liquidity position, access to capital, or cash flows as a result of our operations or from any macroeconomic conditions, any material difference from our projected future operational and financial performance may have a future impact on our business that could result in our inability to comply with this Total Leverage Ratio covenant and other covenants in our Credit Facility. There can be no assurance that the lenders will agree to amend the Credit Facility in the future to adjust or eliminate this covenant or whether the lenders may agree to waive any non-compliance with this financial covenant or any other covenant in the future.
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
Our indebtedness requires significant interest and principal payments. As of December 31, 2022, we had $594.7 million of total debt (excluding debt issuance costs, debt discounts and lease obligations), consisting of $4.0 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses we purchased), $400.0 million of our Senior Notes and $190.7 million of outstanding borrowings under our Credit Facility, with $57.0 million of availability under our Credit Facility after giving effect to $2.3 million of outstanding letters of credit.
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
Our business and operational results could be adversely affected by general conditions in the U.S. economy, including conditions that are outside of our control, such as the impact of health and safety concerns from epidemics and pandemics. For example, the initial U.S. and global economic and financial conditions related to the COVID-19 pandemic resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn from a pandemic or epidemic, like the COVID-19 pandemic and the related adverse economic and health consequences, could result in a variety of risks to our business, financial condition or results from operations, including weakened demand from our client families, decreased preneed sales, increased preneed installment contract defaults, increased cremation rates, reduced access to capital and credit markets or delays in obtaining client family payments. A weak or declining economy could also strain our supply partners. Additionally, our business relies heavily on our employees, including key employees due to the localized and personal nature of our business, and adverse events such as health-related concerns, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of pandemic diseases, such as COVID-19 or any new variants, we may lose the services of a number of our key employees or experience system interruptions, which could lead to impacts to our regular business operations, inefficiencies and reputational harm. Due to the uncertainty around the ultimate impacts of any epidemic or pandemic, including COVID-19, to our business and operations, any related impact on our business and operational results cannot be reasonably estimated at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which future epidemics and pandemics, including the most recent COVID-19 pandemic and any future variants, would affect financial market conditions that could adversely impact our business.
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
Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2022 and our annual review of long-lived assets and leases at December 31, 2022, we concluded that there were no impairments of our goodwill, intangible assets or other long-lived assets and leases.
Significant weather events, natural disasters, or catastrophic events could adversely affect our business, financial condition or results of operations.
Over forty percent of the businesses we operate are located in California, Texas and Florida, areas where natural disasters are more prevalent, including, for example, hurricanes, wild fires, flooding, earthquakes, tornadoes and droughts. Significant weather events, natural disasters or catastrophic events in these states or other key areas where our operations are concentrated could disrupt our business through injury to our employees or client families, physical damage, closure or destruction of one or more of our locations, data centers or office facilities, or disrupt the delivery of goods or services by one or more of our vendors, any or all of which could adversely impact our operations or increase our costs, which would adversely affect our financial results.
Information Technology and Internal Controls
We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents could harm our ability to operate our business effectively.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our employees, and our vendors. We maintain security measures and data backup systems to protect, store, and prevent unauthorized access to such information, which we are continually assessing and updating, as necessary. For example, following our previously disclosed ransomware attack to our information technology system in January 2021, we have since implemented additional and enhanced security measures to our overall cyber-security posture to mitigate, to the extent possible, future cyberattacks and other similar threats. These measures include, for example, the addition of an advanced security operations center providing proactive threat protection, cloud-based firewall protection across all locations and endpoint protection. While we determined, based on our assessment of the information known to us, that the January 2021 ransomware incident did not have, nor do we expect it will have, a material impact on our business, operations or financial results, if we fail to protect our own information from any future breaches in data security, we could experience significant costs and expenses as well as damage to our reputation. Moreover, it is possible that computer hackers and others (through increasingly sophisticated cyberattacks or by other means) might circumvent our security measures in the future and obtain the personal information of customers, their loved ones, our employees or our vendors.
In addition, we maintain insurance coverage for various cybersecurity risks, which covered substantially all of the costs associated with our January 2021 ransomware attack, but it is possible that such insurance coverage may not fully insure all future costs or losses associated with other cybersecurity incidents. As the sophistication and frequency of attacks increase, our information technology security costs, including cybersecurity insurance, which are significant, may rise.
Additionally, legislation relating to cybersecurity threats could impose additional requirements on our operations. Various state governments, notably California, New York, Nevada and Virginia, have enacted or enhanced data privacy regulations, and other state governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as risks become increasingly complex or if new or changing requirements are enacted, and based on how individuals exercise their rights. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which went into effect as of January 1, 2023 and has increased the data privacy requirements for our business. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
At December 31, 2022, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states. We own the real estate and buildings for 150 of our funeral homes and lease 21 facilities. We own 31 cemeteries and operate one cemetery under a long-term contract with a municipality, which we refer to as a managed property. We operate 19 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 32 cemeteries that we operate have developed cemetery property of approximately 147,000 and 143,000 units available-for-sale at December 31, 2021 and 2022, respectively. In addition, we own approximately 500 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.

The following table sets forth certain information as of December 31, 2022, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	21	5	5	—
Connecticut	7	2	—	—
Florida	11	5	5	—
Georgia	3	—	—	—
Idaho	4	1	3	—
Illinois	2	—	1	—
Kansas	2	—	—	—
Kentucky	7	1	—	—
Louisiana	3	1	1	—
Massachusetts	7	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	1	1	—	—
New Mexico	1	—	—	—
New York	10	1	—	—
North Carolina	11	1	2	—
Ohio	5	—	—	—
Oklahoma	5	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	23	1	8	—
Virginia	8	1	1	—
Washington	2	—	—	—
Wisconsin	1	—	—	—
Total	150	21	31	1

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to twenty years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.
Our support center occupies approximately 48,000 square feet of leased office space in Houston, Texas. At December 31, 2022, we owned and operated 791 vehicles.
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Years Ended December 31,
	2020	2021	2022
Funeral homes at beginning of period	186	178	170
Acquisitions	1	—	6
Divestitures	(8)	(2)	(4)
Mergers of funeral homes	(1)	(6)	(1)
Funeral homes at end of period	178	170	171

Cemeteries at beginning of period	31	32	31
Acquisitions	1	—	1
Divestitures	—	(1)	—
Cemeteries at end of period	32	31	32

ITEM 3.    LEGAL PROCEEDINGS.
For more information regarding legal proceedings see Part II, Item 8, Financial Statements and Supplementary Data, Note 16.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” At February 24, 2023, there were 14,890,623 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 330 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 5,200 beneficial owners of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2022, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933 (as amended, the “Securities Act”) that have not been reported in a Form 8-K or Form 10-Q.
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
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which totaled up to $265.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value of shares repurchased in thousands):

	Years Ended December 31,
	2020	2021	2022
Number of Shares Repurchased(1)	—	2,906,983	695,496
Average Price Paid Per Share	$—	$49.01	$49.22
Dollar Value of Shares Repurchased(1)	$—	$142,469	$34,234

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2022, our share repurchase program had $48.9 million authorized for additional repurchases.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2022 - October 31, 2022	—	$—	—	$48,898,769
November 1, 2022 - November 30, 2022	—	$—	—	$48,898,769
December 1, 2022 - December 31, 2022	—	$—	—	$48,898,769
Total for quarter ended December 31, 2022	—		—

(1)	See the first paragraph under the caption “Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following line graph below compares the yearly change in cumulative total shareholder return over a 5-year period on our common stock relative to the cumulative total returns of the Russell 3000 Index (the “Russell 3000”), the Peer Group shown in our Annual Report on Form 10-K for the year ended December 31, 2021, which consisted of SCI and StoneMor (the “2021 Peer Group”), and our new peer group consisting of SCI, Matthews International Corp. (“Matthews”) and Park Lawn (the “2022 Peer Group”).
We use a peer group index, as we believe there is no relevant published industry or line-of-business index that reflects the companies against which we compete in our industry. We removed Stonemor from our 2022 Peer Group and selected Matthews and Park Lawn to be added to our 2022 Peer Group as a result of StoneMor being delisted from the NYSE as of November 30, 2022. The returns of each member of the 2021 Peer Group and 2022 Peer Group are weighted according to their respective stock market capitalization as of the beginning of each period measured.
The graph assumes that the value of the investment in our common stock, the Russell 3000 Index, the 2021 Peer Group and the 2022 Peer Group was $100 on the last trading day of December 2017, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index, the 2021 Peer Group and the 2022 Peer Group is provided as of the last trading day of each of our last five fiscal years. For the 2021 Peer Group, as a result of StoneMor’s delisting on November 30, 2022, the stock performance data as of December 31, 2022 reflects SCI’s total cumulative return only.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Carriage, the Russell 3000 Index, the 2021 Peer Group and the 2022 Peer Group
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
Recent Trends
During the initial phase of the COVID-19 pandemic, we experienced an increase in volume that corresponded with the initial increase in COVID-related deaths. Beginning in the second quarter of 2022, we began to see deaths directly attributable from COVID-19 largely decrease to have minimal impact on the overall death rate, which accelerated during the third and fourth quarter of 2022. However, the overall death rate remains slightly higher than the pre-COVID-19 pandemic period, though we are unable to predict or forecast the duration or variation of this increased death rate with any certainty. As a result of the normalization of the death rate, during the latter half of 2022, we experienced lower volumes, revenues, earnings and margins when compared to the fourth quarter of 2021, but overall financial performance remains at or above prior reporting periods during and prior to the COVID-19 pandemic. Although we expect these death rate fluctuation trends to continue, we will continue to assess these impacts, including the potential impacts of new variants of COVID-19, its sub-variants and any other new variants, and implement appropriate procedures, plans, strategy, and issue any disclosures that may be required, as the situation surrounding the pandemic and related regulatory mandates and restrictions, if any, evolves.
Historically cremation trends have increased year over year and while that continued to be the case in 2022 and we expect will continue to be the case moving forward, we view this as an opportunity to put greater focus on educating our client families on available cremation memorialization options.
Beginning in the second quarter of 2022, we began to experience modest cost increases and surcharges from our vendors and suppliers on merchandise and goods due to broader inflationary, raw material cost increases, and global supply chain impacts. This trend in modest cost increases continued during the fourth quarter of 2022, with the Company experiencing, for example, higher costs related to full-time hourly base rates, utilities, funeral supplies, merchandise costs and insurance. Although we have taken steps to mitigate these cost increases and we expect these impacts to continue throughout the current year, the ultimate scope and duration of these impacts are unknown at this time. More broadly, the U.S. economy continues to experience higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumers or discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced such impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although we expect these trends to continue throughout the current year, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate these cost increases, if possible.
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our revenue, and Cemetery Operations, which currently accounts for approximately 30% of our revenue. Our funeral homes offer a complete range of high value personal services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and remembrance services and transportation services. Our cemeteries provide interment rights (grave sites and mausoleum spaces) and related merchandise, such as markers and outer burial containers. We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
At December 31, 2022, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states within the United States. For additional discussion about our overall business strategy, see Part I, Item 1, Business – Business Strategy.
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
For 2023, our plan is to remain focused on integrating our recently acquired businesses, along with closing and integrating one pending acquisition, and prioritizing our capital allocation for debt repayments, the payment of dividends and debt obligations and internal growth capital expenditures, which we expect to fund using cash on hand and borrowings under our Credit Facility, along with general corporate purposes and strategic acquisitions, as allowed under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.

Cash Flows
We began 2022 with $1.1 million in cash and ended the year with $1.2 million in cash. At December 31, 2022, we had borrowings of $190.7 million outstanding on our Credit Facility compared to $155.4 million as of December 31, 2021 and $47.2 million as of December 31, 2020.
The following table sets forth the elements of cash flow (in thousands):

	Years Ended December 31,
	2020	2021	2022
Cash at beginning of year	$716	$889	$1,148

Net cash provided by operating activities	82,915	84,246	61,024

Acquisition of businesses and real estate	(28,011)	(3,285)	(33,876)
Proceeds from divestiture and sale of other assets	8,541	7,875	5,027
Proceeds from insurance reimbursements	248	7,758	2,440
Capital expenditures	(15,198)	(24,883)	(26,081)
Net cash used in investing activities	(34,420)	(12,535)	(52,490)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	(38,345)	106,869	34,418
Payment to redeem the 6.625% senior notes due 2026	—	(400,000)	—
Payment of call premium related to the 6.625% senior notes due 2026	—	(19,876)	—
Proceeds from the issuance of the 4.25% senior notes due 2029	—	395,500	—
Payment of debt issuance costs for the Credit Facility and 4.25% senior notes due 2029	(78)	(2,197)	(922)
Conversions and maturity of the Convertible Notes	(4,563)	(3,980)	—
Net proceeds from employee equity plans	881	(3)	1,418
Dividends paid on common stock	(6,048)	(7,264)	(6,763)
Purchase of treasury stock	—	(140,040)	(36,663)
Other financing costs	(169)	(461)	—
Net cash used in financing activities	(48,322)	(71,452)	(8,512)

Cash at end of year	$889	$1,148	$1,170
Operating Activities
For the year ended December 31, 2022, cash provided by operating activities was $61.0 million compared to $84.2 million for the year ended December 31, 2021 and $82.9 million for the year ended December 31, 2020.
The decrease of $23.2 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to the unfavorable working capital changes in accrued liabilities, which were partially offset by favorable changes in income tax receivables. The increase of $1.3 million for the year ended December 31, 2021 compared to the same period in 2020 was primarily due to unfavorable working capital changes in income tax receivables, accounts payable and accrued liabilities.
Investing Activities
Our investing activities resulted in a net cash outflow of $52.5 million for the year ended December 31, 2022 compared to $12.5 million for the year ended December 31, 2021 and $34.4 million for the year ended December 31, 2020.
Acquisition and Divestiture Activity
During the year ended December 31, 2022, we acquired a business consisting of two funeral homes in Kissimmee, Florida for $6.3 million in cash and a business consisting of three funeral homes, one cemetery and one cremation focused business in the Charlotte, North Carolina area for $25.0 million in cash. In addition, we sold four funeral homes for $1.5 million, sold real property for $3.3 million and purchased real property for $2.6 million. We also received proceeds of $2.4 million from our property insurance policy for the reimbursement of renovation costs for our funeral and cemetery businesses that were damaged by Hurricane Ida.
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
Capital Expenditures
For the year ended December 31, 2022, our capital expenditures (comprising of growth and maintenance spend) totaled $26.1 million compared to $24.9 million for the year ended December 31, 2021, and $15.2 million for the year ended December 31, 2020.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Years Ended December 31,
	2020	2021	2022
Growth
Cemetery development	$4,705	$5,845	$7,679
Renovations at certain businesses(1)	953	4,541	5,048
Crematory projects	46	495	788
Other	732	687	782
Total Growth	$6,436	$11,568	$14,297

(1)	During the year ended December 31, 2022, we spent $2.4 million for renovations on two businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance. During the year ended December 31, 2021, we spent $1.6 million for renovations on four businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance.

	Years Ended December 31,
	2020	2021	2022
Maintenance
General equipment and furniture	$3,536	$7,027	$4,834
Facility repairs and improvements	2,053	2,543	3,207
Vehicles	1,493	2,329	2,062
Paving roads and parking lots	731	1,186	1,157
Information technology infrastructure improvements	949	230	524
Total Maintenance	$8,762	$13,315	$11,784
Financing Activities
Our financing activities resulted in a net cash outflow of $8.5 million for the year ended December 31, 2022 compared to a net cash outflow of $71.5 million for the year ended December 31, 2021 and a net cash outflow of $48.3 million for the year ended December 31, 2020.
For the year ended December 31, 2022, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $34.4 million, offset by the following payments: i) $36.7 million for the purchase of treasury stock; ii) $6.8 million in dividends; and iii) $0.9 million for debt issuance and transactions costs related to our Credit Facility.
For the year ended December 31, 2021, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $106.9 million, offset by the following payments: i) $19.9 million for the call premium to redeem our 6.625% senior notes due 2026; ii) $140.0 million for the purchase of treasury stock; iii) $2.2 million for debt issuance and transactions costs related to our 4.25% senior notes due 2029 and Credit Facility; iv) $4.0 million for the conversions and maturity of our 2.75% convertible subordinated notes; and v) $7.3 million in dividends.
For the year ended December 31, 2020, we had net payments on our Credit Facility, acquisition debt and finance leases of $38.3 million. In addition, we paid $6.0 million in dividends and $4.6 million for the repurchase of a portion of our 2.75% convertible subordinated notes.

Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653
December 1st	$0.1125	$1,655

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783
December 1st	$0.1125	$1,873

2020	Per Share	Dollar Value
March 1st	$0.0750	$1,339
June 1st	$0.0750	$1,343
September 1st	$0.0875	$1,569
December 1st	$0.1000	$1,797
Share Repurchases
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act, as amended (the “Exchange Act”).
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Exchange Act, which totaled up to $265.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value of shares repurchased in thousands):

	Years Ended December 31,
	2020	2021	2022
Number of Shares Repurchased(1)	—	2,906,983	695,496
Average Price Paid Per Share	$—	$49.01	$49.22
Dollar Value of Shares Repurchased(1)	$—	$142,469	$34,234

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2022, our share repurchase program had $48.9 million authorized for additional repurchases.
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our long-term debt and lease obligations is as follows (in thousands):

	December 31, 2021	December 31, 2022
Credit Facility	$155,400	$190,700
Finance leases	5,532	5,157
Operating leases	20,433	19,518
Acquisition debt	4,500	3,993
Total	$185,865	$219,368

Credit Facility
At December 31, 2022, our senior secured revolving credit facility (as previously amended, including the Second Credit Facility Amendment and Third Credit Facility Amendment, the “Credit Facility”) was comprised of: (i) a $250.0 million senior secured revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
On May 27, 2022, we entered into a second amendment and commitment increase (the “Second Credit Facility Amendment”) to our Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Second Credit Facility Amendment provided, among other things, for (i) an increase to the Revolving Credit Commitments (as defined in the Credit Facility) from $200.0 million to $250.0 million in the aggregate; (ii) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (iii) the establishment of the BSBY as a benchmark rate and the removal of LIBOR; (iv) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) to 5.25 to 1.00; and (v) modifications to the restricted payments covenant to allow us to make additional stock repurchases, subject to the satisfaction of certain conditions therein. We incurred $0.3 million in transactions costs related to the Second Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
On December 9, 2022, we entered into a third amendment (the “Third Credit Facility Amendment”), to our Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Third Credit Facility Amendment provides, among other things, for (i) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (ii) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) covenant as follows: a Total Leverage Ratio not to exceed (a) 6.00 to 1.00 from the effective date of the Third Credit Facility Amendment through the quarter ended June 30, 2023, (b) 5.75 to 1.00 for the quarters ended September 30, 2023, and December 31, 2023, (c) 5.50 to 1.00 for the quarters ended March 31, 2024 and June 30, 2024, (d) 5.25 to 1.00 for the quarter ended September 30, 2024, and (e) 5.00 and 1.00 for the quarter ended December 31, 2024 and each quarter ended thereafter; (iii) modifications to the permitted investments covenant, relating to the Company’s ability to make certain acquisitions, subject to the satisfaction of certain conditions therein; (iv) modifications to the restricted payments covenant related to the Company’s ability to make stock repurchases, subject to the satisfaction of certain conditions therein; and (v) a modification to the Total Leverage Ratio level which constitutes a Real Property Collateral Trigger Event (as defined in the Credit Facility). The final maturity of the Credit Facility will occur on May 13, 2026.
Prior to the execution of the Third Credit Facility Amendment, we recognized a loss on the write-off of $0.2 million in unamortized debt issuance costs, which was recorded in Loss on extinguishment of debt. We also incurred $0.6 million in transactions costs related to the execution of the Third Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined below) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 6.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2022.
At December 31, 2022, we had outstanding borrowings under the Credit Facility of $190.7 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 27, 2023 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2022, we had $57.0 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based on our leverage ratio. At December 31, 2022, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. The weighted average interest rate on our Credit Facility was 3.8% and 4.0% for the years ended December 31, 2021 and 2022, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Credit Facility interest expense	$3,738	$1,820	$7,105
Credit Facility amortization of debt issuance costs	482	380	412
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
The lease cost related to our operating leases and short-term leases and depreciation expense and interest expense related to our finance leases are as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Operating lease cost	$3,795	$3,762	$3,375
Short-term lease cost	185	193	329
Variable lease cost	39	160	324

Finance lease cost:
Depreciation of leased assets	$439	$438	$438
Interest on lease liabilities	496	471	442
At December 31, 2022, non-cancelable operating and finance lease obligations were $36.4 million, with $4.7 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 15 to our Consolidated Financial Statements for further detail of our lease payments.
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities typically range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Acquisition debt imputed interest expense	$489	$364	$311
At December 31, 2022, acquisition debt obligations were $5.7 million, with $0.8 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 to our Consolidated Financial Statements for further detail of our debt payments.
Convertible Subordinated Notes due 2021
During the year ended December 31, 2021, we converted $2.4 million in aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) held by certain holders for $3.8 million in cash and recorded $1.4 million for the reacquisition of the equity component. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at December 31, 2021 and 2022.

The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Convertible Notes interest expense	$149	$18	$—
Convertible Notes accretion of debt discount	216	20	—
Convertible Notes amortization of debt issuance costs	20	1	—
The effective interest rate on the unamortized debt discount and debt issuance costs for the year ended December 31, 2021 was 3.1%.
Senior Notes
At December 31, 2022, we had $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors, which were issued in a private offering under Rule 144A and Regulation S of the Securities Act.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 77 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the years ended December 31, 2021 and 2022 was 4.42% and 4.30%, respectively.
The fair value of the Senior Notes, which are Level 2 measurements, was $322.3 million at December 31, 2022.

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Senior Notes interest expense	$26,500	$21,767	$16,980
Senior Notes amortization of debt discount	528	504	493
Senior Notes amortization of debt premium	221	85	—
Senior Notes amortization of debt issuance costs	280	195	140
We have future interest payments on our outstanding balance of $108.3 million, with $17.0 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to our Consolidated Financial Statements for further detail of our debt and interest payments.
Off-Balance Sheet Arrangements
At December 31, 2022, our off-balance sheet arrangements were as follows:
Non-compete agreements - We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have future payments on our non-compete agreements of $8.0 million, with $2.5 million payable within 12 months.
Consulting agreements - We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to five years and provide for bi-weekly or monthly payments. We have future payments on our consulting agreements of $2.2 million, with $0.9 million payable within 12 months.
Employment agreements - We have employment agreements with our executive officers. These agreements are generally for three to six years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired, with the exception of our Chairman of the Board and Chief Executive Officer, which does not renew after the current term expiring in February 2028. We have future payments on our employment agreements of $15.1 million, with $4.8 million payable within 12 months.
Letter of credit - We have one letter of credit for $2.3 million under the Credit Facility, which secures our obligations under our various self-insurance policies in the event we are unable to meet the self-insurance portion of our claim payment obligations. As we already have reserves recorded for our self-insurance claims costs, these do not represent additional liabilities. The letter of credit will expire on November 27, 2023 and is expected to automatically renew annually.
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

FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Years Ended December 31,
	2020	2021	2022
Revenue	$329,448	$375,886	$370,174
Funeral contracts	47,190	49,249	47,498
Average revenue per funeral contract	$5,145	$5,360	$5,493
Preneed interment rights (property) sold	9,503	11,408	10,878
Average price per interment right sold	$4,033	$4,718	$4,576
Gross profit	$105,923	$129,516	$119,226
Net income	$16,090	$33,159	$41,381
Revenue in 2022 decreased $5.7 million compared to 2021, as we experienced a 3.6% decrease in funeral contract volume, a 4.6% decrease in the number of preneed interment rights (property) sold and a 3.0% decrease in the average price per interment right sold, which were slightly offset by a 2.5% increase in average revenue per funeral contract. The decrease in funeral contract volume and the number of interment rights sold correspond to the decline in COVID-19 related cases in 2022 compared to 2021, as deaths directly attributable from COVID-19 have now largely decreased to have minimal impact on the overall death rate.
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
We also experienced a 4.4% increase in total funeral contracts and a 4.2% increase in the average revenue per funeral contract for 2021 compared to 2020. We believe the increase in volume during 2021 is due not only to COVID-19 deaths, but is also the result of our ability to adapt to the continued changing consumer environment with new and innovative ways to serve families. We believe the increase in the average revenue per contract is a further reflection of our ability to creatively serve our families, as the number of contracts for which we provided services in 2021 began to return to pre-COVID-19 levels. Further discussion of Revenue for our funeral home and cemetery segments is presented under “Results of Operations.”
Gross profit in 2022 decreased $10.3 million compared to 2021, due to the decrease in revenue, as well as increases in operating expenses, in both our funeral and cemetery segments. These increases are partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities, funeral supplies, and merchandise costs.
Gross profit in 2021 increased $23.6 million compared to 2020, primarily due to the increase in revenue from both our funeral home and cemetery segments, as well as decreases in funeral home and cemetery operating expenses as a percent of operating revenue primarily in salaries and benefits expense as we increased revenue without adding extra personnel. Further discussion of the components of Gross profit for our funeral home and cemetery segments, is presented under “Results of Operations.”
Net income in 2022 increased $8.2 million compared to 2021, primarily due to the following: (1) a $23.6 million loss on extinguishment of debt in 2021; (2) a $3.5 million gain on insurance reimbursements in 2022; offset by (3) the decrease in gross profit of $10.3 million; (4) a $4.7 million increase in tax expense; (5) a $2.3 million increase in general and administrative expenses; and (6) a $1.4 million decrease in net loss on divestitures, disposals and impairments charges.
Net income in 2021 increased $17.1 million compared to 2020, primarily due to the following: (1) the increase in gross profit of $23.6 million; (2) a $20.8 million decrease in net loss on divestitures, disposals and impairments charges, and (3) a $7.1 million decrease in interest expense; offset by (4) a $23.8 million loss on extinguishment of debt; (5) an $8.1 million increase in general and administrative expenses, and (6) a $2.6 million increase in tax expense.
Further discussion of General, administrative and other expenses, Net loss on divestitures, disposals and impairment charges, Interest expense, Income taxes and other components of income and expenses are presented under “Other Financial Statement Items.”

REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2022, dated February 23, 2022, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of Net income, a GAAP measure to Adjusted net income, a non-GAAP measure, (in thousands):

	Years Ended December 31,
	2020	2021	2022
Net income	$16,090	$33,159	$41,381
Special items(1)
Acquisition expenses	(11)	—	—
Severance and separation costs(2)	563	1,575	1,431
Performance awards cancellation and exchange	288	—	—
Accretion of discount on Convertible Notes(1)	216	20	—
Loss on extinguishment of debt(3)	—	23,807	190
Net (gain) loss on divestitures	6,864	(856)	(543)
Impairment of goodwill, intangibles and PPE	14,952	500	2,358
Litigation reserve(4)	270	1,050	200
Net gain on insurance reimbursements(5)	—	—	(3,471)
Disaster recovery and pandemic costs(6)	1,627	2,157	168
Other special items(7)	410	2,354	—
Change in uncertain tax reserves and other(1)	—	—	(533)
Tax adjustment related to certain discrete items(1)	400	—	—
Sum of special items	$25,579	$30,607	$(200)
Tax effect on special items(1)	7,986	8,503	95
Adjusted net income(8)	$33,683	$55,263	$41,086

(1)
Special items are defined as charges or credits included in our GAAP financial statements that can vary from period to period and are not reflective of costs incurred in the ordinary course of our operations. Special items are taxed at the operating tax rate for the period except for the Accretion of the discount on Convertible Notes, the Change in uncertain tax reserves and other and the Tax adjustment related to certain discrete items, as these items are not tax effected.

(2)	Costs related to the departure of certain key members of leadership.
(3)	Loss on the redemption of our 6.625% senior notes due 2026 in 2021 and the write-off of unamortized debt issuance costs related to the Credit Facility in 2022.
(4)	Costs related to litigation matters.
(5)	Net gain recognized on insurance reimbursements for property damage caused by Hurricane Ida that occurred during the third quarter of 2021.
(6)	Relates to health and safety expenses, including personal protective equipment (“PPE”) due to COVID-19. We purchased more PPE during 2020 and 2021 compared to 2022.
(7)	Relates to the write-off of certain fixed assets and interest paid on our 6.625% senior notes due 2026 for the two-week period during which our Senior Notes were issued prior to the redemption of our 6.625% senior notes due 2026.
(8)	Adjusted net income is defined as Net income plus adjustments for Special items and other expenses or gains that we believe do not directly reflect our core operations and may not be indicative of our normal business operations.

Below is a reconciliation of Gross profit (a GAAP financial measure) to Operating profit (a non-GAAP financial measure) (in thousands):

	Years Ended December 31,
	2020	2021	2022
Gross profit	$105,923	$129,516	$119,226

Cemetery property amortization	4,956	6,670	5,859
Field depreciation expense	13,006	12,609	13,316
Regional and unallocated funeral and cemetery costs	18,057	25,846	22,960
Operating profit(1)	$141,942	$174,641	$161,361

(1)	Operating profit is defined as Gross profit plus Cemetery property amortization, Field depreciation expense and Regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of Operating profit (a non-GAAP financial measure) by Segment (in thousands):

	Years Ended December 31,
	2020	2021	2022
Funeral Home	$104,998	$119,007	$111,471
Cemetery	36,944	55,634	49,890
Operating profit	$141,942	$174,641	$161,361

Operating profit margin(1)	43.1%	46.5%	43.6%

(1)	Operating profit margin is defined as Operating profit as a percentage of Revenue.
Further discussion of Operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
YEAR ENDED DECEMBER 31, 2022 COMPARED TO YEAR ENDED DECEMBER 31, 2021
Results of Operations
The following is a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.
We previously classified our funeral homes and cemeteries as “same store” or “acquired” in our results of operations discussion in our quarterly and annual filings prior to December 31, 2022. Same store generally referred to funeral homes and cemeteries acquired at least five years before the reporting period being presented, while acquired generally referred to funeral homes and cemeteries acquired within the preceding five years of the reporting period being presented, both of which excluded certain funeral homes and cemeteries that we intended to divest.
In an effort to simplify the discussion of our results of operations, provide meaningful metrics to investors to compare our results to previous periods and provide more insight into the underlying long-term performance trends in our business, we have combined both the same store and acquired categories and now refer to this combination as “operating”. The term “operating” in the Funeral Home and Cemetery Segment simply refers to all our funeral homes and cemeteries owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested or intend to divest in the near future.
The term “divested” when discussed in the Funeral Home Segment, refers to four funeral homes we sold and one funeral home we merged with another business we own in an existing market during the year ended December 31, 2022 and two funeral homes we sold and six funeral homes we merged with other businesses we own in existing markets during the year ended December 31, 2021. The term “divested” when discussed in the Cemetery Segment, refers to one cemetery we sold during the year ended December 31, 2021.
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
Funeral Home Segment
The following table sets forth certain information regarding our Revenue and Operating profit for our funeral home operations (in thousands):

	Years Ended December 31,
	2021	2022

Revenue:
Operating	$252,926	$251,396
Divested/planned divested	3,179	1,560
Ancillary	4,437	4,193
Other	9,545	9,754
Total	$270,087	$266,903

Operating Profit:
Operating	$109,204	$101,951
Divested/planned divested	300	53
Ancillary	1,006	841
Other	8,497	8,626
Total	$119,007	$111,471

The following measures reflect the significant metrics over this comparative period:

Contract volume	49,249	47,498
Average revenue per contract, excluding preneed funeral trust earnings	$5,200	$5,326
Average revenue per contract, including preneed funeral trust earnings	$5,360	$5,493
Cremation rate	56.7%	57.7%
Funeral home operating revenue decreased $1.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in operating revenue is primarily driven by a 3.6% decrease in contract volume, which was partially offset by a 2.4% increase in the average revenue per contract excluding preneed interest. The contract volume decrease is primarily a result of the significant decline in COVID-19 related cases in 2022 as compared to 2021, as deaths directly attributable from COVID-19 have now largely decreased to have minimal impact on the overall death rate. The increase in average revenue per contract for 2022 reflects increases of 2.0% and 0.8% in cremations and burials with services, respectively. These increases are primarily due to a combination of price increases and our continued focus on educating families on the many products and service options that are available with burials and cremations.
Funeral home operating profit for the year ended December 31, 2022 decreased $7.3 million when compared to the same period in 2021, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 260 basis points to 40.6%. Operating expenses as a percentage of revenue increased 2.6% with the largest increase in salaries and benefits expenses of 0.9%, general and administrative expenses of 0.4%, facilities and grounds expenses of 0.3% and transportation costs of 0.2%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities and funeral supplies.
Ancillary revenue, which represents revenue from our flower shop, pet cremation and online cremation businesses and Ancillary operating profit both decreased $0.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Other revenue, which consists of preneed funeral insurance commissions and preneed funeral trust and insurance increased $0.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase is primarily due to a 3.2% and 1.4% increase in number of contracts that matured to atneed and the earnings on those preneed contracts, respectively, for 2022 compared to the same period in 2021, as revenue recognition is driven by preneed contracts maturing to atneed. Other operating profit increased $0.2 million for the same comparative period, primarily due to the increase in revenue.
Cemetery Segment
The following table sets forth certain information regarding our Revenue and Operating profit for our cemetery operations (in thousands):

	Years Ended December 31,
	2021	2022

Revenue:
Operating	$91,330	$90,033
Divested/planned divested	858	252
Other	13,611	12,986
Total	$105,799	$103,271

Operating Profit:
Operating	$42,158	$37,509
Divested/planned divested	365	(47)
Other	13,111	12,428
Total	$55,634	$49,890

The following measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	63%	62%
Preneed revenue (in thousands)	$57,886	$56,099
Atneed revenue (in thousands)	$34,302	$34,186
Number of preneed interment rights sold	11,408	10,878
Average price per interment right sold	$4,718	$4,576
Cemetery operating revenue decreased $1.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, as we experienced a 4.6% decline in the number of preneed interment rights sold, as well as a 3.0% decline in the average price per preneed interment right sold. The decline in the number of preneed interment rights sold is partially due to turnover we experienced at certain cemeteries in our preneed sales organization, as we continue to focus on recruiting the right sales leadership teams. The decrease in the average price per preneed internment right sold is primarily due to a decline of higher-end property sales at certain cemeteries during 2022 compared to 2021. Cemetery atneed revenue, which represents 38% of our total operating revenue, remained flat for the year ended December 31, 2022, compared to the prior year.
Cemetery operating profit decreased $4.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 450 basis points to 41.7%. Operating expenses as a percent of operating revenue increased 4.5%, which was primarily comprised of an increase in facilities and grounds expenses of 1.0%, an increase in the allowance for credit losses of 0.8%, due to a change in estimate in the second quarter of 2021, which resulted in lower credit loss expense in the prior period, and an increase in merchandise costs of 0.6%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our utilities and merchandise costs.
Other revenue, which consists of preneed cemetery trust revenue and preneed cemetery finance charges decreased $0.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The decrease is primarily due to a decrease in realized capital gains from our perpetual care trust fund. Other operating profit decreased $0.5 million for the same comparative period, primarily due to the decrease in revenue.
Cemetery property amortization. Cemetery property amortization totaled $5.9 million for the year ended December 31, 2022, a decrease of $0.8 million compared to the year ended December 31, 2021, primarily due to the decrease in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $13.3 million for the year ended December 31, 2022, an increase of $0.7 million compared to the year ended December 31, 2021, primarily due to depreciation from computer and hardware equipment added in the last twelve months, as well as from assets added as a result of our 2022 acquisitions.

Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $23.0 million for the year ended December 31, 2022, a decrease of $2.9 million compared to the year ended December 31, 2021, primarily due to the following: (1) a $3.1 million decrease in cash incentives and equity compensation; (2) a $1.4 million decrease in health and safety expenses related to COVID-19; (3) a $0.2 million decrease in salary and benefits expenses; offset by (4) a $1.1 million increase in incentive award trips and annual managing partner meetings, which were postponed in the prior year due to COVID-19; and (5) a $0.8 million increase in other general administrative costs.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $36.8 million for the year ended December 31, 2022, an increase of $2.9 million compared to the year ended December 31, 2021, primarily due to the following: (1) a $3.2 million increase in salary and benefits expenses, which includes talent additions to our recently developed marketing department, as well as a Chief Information Officer; (2) a $2.0 million increase in other general administrative costs, which includes higher online marketing and advertising costs and software license fees for new technology; offset by (3) a $1.4 million decrease in cash incentives and equity compensation; (4) a $1.3 million decrease in insurance claims expense, which includes a one-time $1.0 million payment for residual insurance claims in 2021; (5) a $0.6 million decrease in separation expense related to the departure of certain key members of leadership; and (6) a $0.2 million decrease in divestiture expenses.
Net loss on divestitures, disposals and impairment charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Years Ended December 31,
	2021	2022
Impairments related to assets held for sale	$500	$2,358
Net gain on divestitures and real property	(856)	(543)
Net loss on disposals of fixed assets	1,022	214
Total	$666	$2,029
During the year ended December 31, 2022, we recognized impairments of $1.0 million related to property, plant and equipment, $0.9 million related to cemetery property and $0.4 million related to goodwill for assets held for sale. In addition, we divested four funeral homes and sold real property for a net gain of $0.7 million, of which $0.2 million was recorded in Other, net. We also disposed of damaged and obsolete property, plant and equipment that had a carrying value of $0.2 million.
During the year ended December 31, 2021, we recognized an impairment of $0.5 million related to property, plant and equipment assets held for sale. In addition, we sold two funeral homes and one cemetery and sold real property for a net gain of $0.9 million. We also disposed of damaged and obsolete property, plant and equipment that had a carrying value of $1.0 million.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Years Ended December 31,
	2021	2022
Senior Notes	$22,381	$17,614
Credit Facility	2,200	7,517
Finance leases	471	442
Acquisition debt	364	311
Convertible Notes	19	—
Other	10	11
Total	$25,445	$25,895
Gain on insurance reimbursements. During the year ended December 31, 2022, we recorded a gain on the reimbursements received from insurance for property damaged by Hurricane Ida that occurred during the third quarter of 2021.
Income taxes. Our income tax provision was $15.8 million and $11.1 million for the years ended December 31, 2022 and 2021, respectively, and our operating tax rate before discrete items was 28.4% and 27.8% for the years ended December 31, 2022 and 2021, respectively.
We recorded a net discrete tax benefit of $0.4 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. The net discrete tax benefit for the year ended December 31, 2022, includes benefit related to equity compensation and other adjustments including return to provision analysis and state legislative changes. Our effective tax rate was 27.6% and 25.2% for years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, our unrecognized tax benefit reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses to tax years with a higher effective tax rate than the current 21.0% rate. Our unrecognized tax benefit reserve for the years ended December 31, 2022 and 2021 was $3.3 million and $3.8 million, respectively.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1 and 17 for additional information regarding income taxes.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information related to business combinations.

RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
For discussion of recent accounting pronouncements and accounting changes, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available at a reasonable price. We are not exposed to any other significant market risks other than those related to COVID-19 and inflation which are described in more detail in Part 1, Item 1A, Risk Factors in this Form 10-K for the year ended December 31, 2022.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2022 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at December 31, 2022 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 7. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.11% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2022, we had outstanding borrowings under the Credit Facility of $190.7 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the BSBY rate, plus an applicable margin based on our leverage ratio. At December 31, 2022, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.9 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At December 31, 2022, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.2 million and the fair value of the Senior Notes was $322.3 million based on the last traded or broker quoted price as reported by FINRA. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.
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
March 1, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Dallas, Texas
March 1, 2023

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,
	2021	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,148	$1,170
Accounts receivable, net	25,314	24,458
Inventories	7,346	7,613
Prepaid and other current assets	6,404	4,733
Total current assets	40,212	37,974
Preneed cemetery trust investments	100,903	95,065
Preneed funeral trust investments	113,658	104,553
Preneed cemetery receivables, net	23,150	26,672
Receivables from preneed funeral trusts, net	19,009	19,976
Property, plant and equipment, net	269,367	278,106
Cemetery property, net	100,701	104,170
Goodwill	391,972	410,137
Intangible and other non-current assets, net	29,378	32,930
Operating lease right-of-use assets	17,881	17,060
Cemetery perpetual care trust investments	72,400	66,307
Total assets	$1,178,631	$1,192,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$2,809	$3,172
Accounts payable	14,205	11,675
Accrued and other liabilities	43,773	30,621
Total current liabilities	60,787	45,468
Acquisition debt, net of current portion	3,979	3,438
Credit facility	153,857	188,836
Senior notes	394,610	395,243
Obligations under finance leases, net of current portion	5,157	4,743
Obligations under operating leases, net of current portion	18,520	17,315
Deferred preneed cemetery revenue	50,202	51,746
Deferred preneed funeral revenue	30,584	32,029
Deferred tax liability	45,784	48,820
Other long-term liabilities	1,419	3,065
Deferred preneed cemetery receipts held in trust	100,903	95,065
Deferred preneed funeral receipts held in trust	113,658	104,553
Care trusts’ corpus	71,156	65,495
Total liabilities	1,050,616	1,055,816
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,264,245 and 26,359,876 shares issued, respectively and 15,331,923 and 14,732,058 shares outstanding, respectively	263	264
Additional paid-in capital	236,809	238,780
Retained earnings	135,462	176,843
Treasury stock, at cost; 10,932,322 and 11,627,818 shares, respectively	(244,519)	(278,753)
Total stockholders’ equity	128,015	137,134
Total liabilities and stockholders’ equity	$1,178,631	$1,192,950
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2021	2022
Revenue:
Service revenue	$164,984	$180,572	$181,271
Property and merchandise revenue	139,630	167,721	161,970
Other revenue	24,834	27,593	26,933
	329,448	375,886	370,174
Field costs and expenses:
Cost of service	79,634	82,395	87,322
Cost of merchandise	103,064	113,871	116,453
Cemetery property amortization	4,956	6,670	5,859
Field depreciation expense	13,006	12,609	13,316
Regional and unallocated funeral and cemetery costs	18,057	25,846	22,960
Other expenses	4,808	4,979	5,038
	223,525	246,370	250,948
Gross profit	105,923	129,516	119,226
Corporate costs and expenses:
General, administrative and other	27,254	35,190	37,471
Net loss on divestitures, disposals and impairment charges	21,442	666	2,029
Operating income	57,227	93,660	79,726

Interest expense	(32,515)	(25,445)	(25,895)
Accretion of discount on convertible notes	(216)	(20)	—
Loss on extinguishment of debt	(6)	(23,807)	(190)
Gain on insurance reimbursements	—	—	3,471
Other, net	152	(84)	82
Income before income taxes	24,642	44,304	57,194
Expense for income taxes	(7,985)	(12,316)	(16,243)
Tax adjustment related to discrete items	(567)	1,171	430
Total expense for income taxes	(8,552)	(11,145)	(15,813)
Net income	$16,090	$33,159	$41,381

Basic earnings per common share:	$0.90	$1.90	$2.78
Diluted earnings per common share:	$0.89	$1.81	$2.63

Dividends declared per common share:	$0.3375	$0.4125	$0.4500
Weighted average number of common and common equivalent shares outstanding:
Basic	17,872	17,409	14,857
Diluted	18,077	18,266	15,710
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2019	17,855	$259	$242,147	$86,213	$(102,050)	$226,569
Net Income – 2020	—	—	—	16,090	—	16,090
Issuance of common stock from employee stock purchase plan	72	1	1,201	—	—	1,202
Issuance of common stock to directors and board advisor	31	—	653	—	—	653
Issuance of restricted common stock	10	—	—	—	—	—
Exercise of stock options	20	—	(70)	—	—	(70)
Cancellation and surrender of restricted common stock	(11)	—	(250)	—	—	(250)
Stock-based compensation expense	—	—	2,717	—	—	2,717
Dividends on common stock	—	—	(6,048)	—	—	(6,048)
Convertible notes repurchase	—	—	(828)	—	—	(828)
Other	18	—	467	—	—	467
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net Income – 2021	—	—	—	33,159	—	33,159
Issuance of common stock from employee stock purchase plan	62	1	1,629	—	—	1,630
Issuance of common stock to directors and board advisor	15	—	642	—	—	642
Exercise of stock options	169	2	(1,259)	—	—	(1,257)
Issuance of restricted common stock	9	—	—	—	—	—
Cancellation and surrender of restricted common stock	(11)	—	(375)	—	—	(375)
Stock-based compensation expense	—	—	4,871	—	—	4,871
Dividends on common stock	—	—	(7,264)	—	—	(7,264)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Treasury stock acquired	(2,907)	—	—	—	(142,469)	(142,469)
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net Income – 2022	—	—	—	41,381	—	41,381
Issuance of common stock from employee stock purchase plan	52	1	1,685	—	—	1,686
Issuance of common stock to directors and board advisor	12	—	435	—	—	435
Exercise of stock options	10	—	(63)	—	—	(63)
Cancellation and surrender of restricted common stock	(6)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	5,524	—	—	5,524
Dividends on common stock	—	—	(6,763)	—	—	(6,763)
Treasury stock acquired	(695)	—	—	—	(34,234)	(34,234)
Other	27	—	1,358	—	—	1,358
Balance – December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2021	2022
Cash flows from operating activities:
Net income	$16,090	$33,159	$41,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,389	20,520	19,799
Provision for credit losses	2,318	1,783	2,818
Stock-based compensation expense	3,370	5,513	5,959
Deferred income tax expense (benefit)	4,597	(692)	3,036
Amortization of intangibles	1,299	1,285	1,286
Amortization of debt issuance costs	782	576	552
Amortization and accretion of debt	523	439	493
Loss on extinguishment of debt	6	23,807	190
Net loss on divestitures, disposals and impairment charges	21,693	847	2,029
Gain on insurance reimbursements	(97)	—	(3,471)
Other	19	—	(155)
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(4,279)	(4,090)	(5,358)
Inventories, prepaid and other current assets	3,516	(4,449)	2,295
Intangible and other non-current assets	(1,015)	(1,181)	(1,917)
Preneed funeral and cemetery trust investments	(5,043)	(31,349)	(17,679)
Accounts payable	2,702	522	(101)
Accrued and other liabilities	10,784	3,485	(9,120)
Deferred preneed funeral and cemetery revenue	528	5,010	1,302
Deferred preneed funeral and cemetery receipts held in trust	5,733	29,061	17,685
Net cash provided by operating activities	82,915	84,246	61,024

Cash flows from investing activities:
Acquisitions of businesses and real estate	(28,011)	(3,285)	(33,876)
Proceeds from divestitures and sale of other assets	8,541	7,875	5,027
Proceeds from insurance reimbursements	248	7,758	2,440
Capital expenditures	(15,198)	(24,883)	(26,081)
Net cash used in investing activities	(34,420)	(12,535)	(52,490)

Cash flows from financing activities:
Borrowings from the credit facility	109,500	266,168	155,400
Payments against the credit facility	(146,100)	(157,968)	(120,100)
Payment to redeem the 6.625% senior notes due 2026	—	(400,000)	—
Payment of call premium for the redemption of the 6.625% senior notes due 2026	—	(19,876)	—
Proceeds from the issuance of the 4.25% senior notes due 2029	—	395,500	—
Payment of debt issuance costs for the credit facility and 4.25% senior notes due 2029	(78)	(2,197)	(922)
Conversions and maturity of the convertible notes	(4,563)	(3,980)	—
Payments on acquisition debt and obligations under finance leases	(1,745)	(1,331)	(882)
Payments on contingent consideration recorded at acquisition date	(169)	(461)	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,229	2,644	1,745
Taxes paid on restricted stock vestings and exercise of stock options	(348)	(2,647)	(327)
Dividends paid on common stock	(6,048)	(7,264)	(6,763)
Purchase of treasury stock	—	(140,040)	(36,663)
Net cash used in financing activities	(48,322)	(71,452)	(8,512)

Net increase in cash and cash equivalents	173	259	22
Cash and cash equivalents at beginning of year	716	889	1,148
Cash and cash equivalents at end of year	$889	$1,148	$1,170
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our revenue and Cemetery Operations, which currently accounts for approximately 30% of our revenue. At December 31, 2022, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states.
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
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. On an ongoing basis, we evaluate our critical estimates and judgments, which include those related to the impairment of goodwill and the fair value measurements used in business combinations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period
Cash and Cash Equivalents
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
See Note 6 to the Consolidated Financial Statements for additional information related to our funeral and cemetery receivables.
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
During the year ended December 31, 2022, we acquired a business in Kissimmee, Florida consisting of two funeral homes for $6.3 million and a business in the Charlotte, North Carolina area consisting of three funeral homes, one cemetery and one cremation focused business for $25.0 million. We did not acquire any businesses in 2021.
The pro forma impact of the acquisitions on prior periods is not presented as the impact is not material to our reported results. The results of the acquired businesses are included in our results of operations from the date of acquisition.
See Note 3 to the Consolidated Financial Statements for additional information related to acquisitions.
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
During the year ended December 31, 2022, we sold four funeral homes for $1.5 million and merged one funeral home with another business we own in an existing market. During the year ended December 31, 2021, we sold two funeral homes and one cemetery for $2.5 million and we merged six funeral homes with other businesses we own in existing markets. During the year ended December 31, 2020, we sold eight funeral homes for $8.4 million.
See Notes 4 and 5 to the Consolidated Financial Statements for additional information related to divestitures.
Held for Sale
At December 31, 2022, we had $0.8 million of assets classified as held for sale on our Consolidated Balance Sheet related to one funeral home and two cemeteries that we divested on January 31, 2023, described in Note 24 to the Consolidated Financial Statements. The carrying value of these assets held for sale exceeded the fair value and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we recognized impairments of $1.0 million related to property, plant and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
equipment, $0.9 million related to cemetery property and $0.4 million related to goodwill, which were recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
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
Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted qualitative assessments in 2020 and 2021 and performed a quantitative assessment in 2022. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
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
For our 2022, 2021 and 2020 annual impairment tests performed as of August 31 each year, we concluded that there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value.
During 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our goodwill at March 31, 2020, and recorded an impairment to goodwill of $13.6 million, as the carrying amount of our funeral homes in the Eastern Region Reporting Unit exceeded the fair value.
Goodwill is only allocated to a divestiture if the set is considered to be a business. When we divest a portion of a reporting unit that constitutes a business in accordance with GAAP, we allocate goodwill associated with that business to be included in the gain or loss on divestiture. The goodwill allocated is based on the relative fair value of the business being divested and the portion of the reporting unit that will be retained. Additionally, after each divestiture, we will test the goodwill remaining in the portion of the reporting unit to be retained for impairment using a qualitative assessment unless we deem a quantitative assessment to be appropriate to ensure the fair value of our reporting units is greater than their carrying value.
During the year ended December 31, 2022, we allocated $0.9 million of goodwill related to the sale of two funeral homes for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
For the years ended December 31, 2021 and 2020, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
See Note 4 to the Consolidated Financial Statements for additional information related to goodwill.
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
Our intent is to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted qualitative assessments in 2020 and 2021 and performed a quantitative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assessment in 2022. In addition to our intangible assets annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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
For our 2022, 2021 and 2020 annual impairment tests performed as of August 31 each year, we concluded there that was no impairment to our intangible assets as the fair value of our intangible assets was greater than the carrying value.
During 2020, as a result of economic conditions caused by COVID-19, we performed a quantitative assessment of our tradenames at March 31, 2020 and we recorded an impairment to tradenames for certain of our funeral homes of $1.1 million, as the carrying amount of these tradenames exceeded the fair value.
See Note 11 to the Consolidated Financial Statements for additional information related to intangible assets.
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
See Notes 7 and 8 to the Consolidated Financial Statements for additional information related to preneed and perpetual care trust funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Deferred Revenue
We have preneed funeral trust fund assets in trusts that are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost, reflected in our financial statements as Receivables from preneed funeral trusts, net, with a corresponding amount recognized as Deferred preneed funeral revenue.
Under certain state regulations, we are allowed to retain certain amounts not required to be deposited to a trust or used to purchase a third-party insurance policy. These amounts we retain represent future revenue that are not held in trust accounts and are recorded in Deferred preneed funeral and cemetery revenue. Future revenue that are held in trust accounts are included in Deferred preneed funeral and cemetery receipts held in trust discussed above.
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
See Notes 7 and 10 to the Consolidated Financial Statements for additional required disclosures related to the fair value measurement of our financial assets and liabilities.
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
See Note 11 to the Consolidated Financial Statements for additional information related to capitalized commissions on preneed contracts.
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
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2021	December 31, 2022
Land	$82,095	$84,405
Buildings and improvements	240,387	251,778
Furniture, equipment and automobiles	73,377	70,522
Property, plant and equipment, at cost	395,859	406,705
Less: accumulated depreciation	(126,492)	(128,599)
Property, plant and equipment, net	$269,367	$278,106
During the year ended December 31, 2022, we acquired $8.1 million of property, plant and equipment related to our business combinations, described in Note 3 to the Consolidated Financial Statements and $2.6 million related to real property acquisitions. Additionally, we sold real property for $3.3 million, with a carrying value of $1.8 million, resulting in a gain on the sale of $1.4 million, which was recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. We also divested four funeral homes that had a carrying value of property, plant and equipment of $1.3 million, described in Note 5 to the Consolidated Financial Statements.
During the year ended December 31, 2021, we acquired real property for $3.3 million. Additionally, we sold real property for $5.2 million, with a carrying value of $4.3 million, resulting in a gain on the sale of $0.9 million. We recognized a $0.5 million impairment related to property, plant and equipment assets held for sale. The gain on sale and impairment were recorded in Net loss on divestitures, disposals and impairment charges. We also divested two funeral homes and one cemetery that had a carrying value of property, plant and equipment of $1.4 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. Additionally, we disposed of damaged and obsolete property, plant and equipment that had a carrying value of $1.0 million, which was recorded in Net loss on divestitures, disposals and impairment charges.
Our growth and maintenance capital expenditures totaled $19.0 million and $18.4 million for the years ended December 31, 2021 and 2022, respectively, for property, plant, equipment. In addition, we recorded depreciation expense of $14.4 million, $13.8 million and $13.7 million for the years ended December 31, 2020, 2021 and 2022, respectively.
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
Cemetery property was $100.7 million and $104.2 million, net of accumulated amortization of $53.1 million and $59.0 million at December 31, 2021 and 2022, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures totaled $5.9 million and $7.7 million for the years ended December 31, 2021 and 2022, respectively, for cemetery property development. We recorded amortization expense for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
cemetery interment rights of $5.0 million, $6.7 million and $6.1 million for the years ended December 31, 2020, 2021 and 2022, respectively.
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
See Note 15 to the Consolidated Financial Statements for additional information related to leases.
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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. For the year ended December 31, 2020, the excess tax deficiency related to share-based payments was $0.1 million and the excess tax benefit for the year ended December 31, 2021 was $1.2 million. We did not have an excess tax benefit or deficiency for the year ended December 31, 2022. The excess tax benefit and tax deficiency are recorded within Tax adjustment related to discrete items on our Consolidated Statements of Operations. Excess tax benefits and deficiencies related to share-based payments are included in operating cash flows on the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
See Note 18 to the Consolidated Financial Statements for additional information related to equity plans and stock-based compensation.
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
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are recorded in Other revenue. At December 31, 2022, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.0 million and $8.9 million at December 31, 2021 and 2022, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $10.4 million and $11.6 million at December 31, 2021 and 2022, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
See Note 21 to the Consolidated Financial Statements for additional information related to revenue.
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
See Note 17 to the Consolidated Financial Statements for additional information related to income taxes.

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
See Note 20 to the Consolidated Financial Statements for additional information related to the computation of earnings per share.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2022 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
See Note 24 to the Consolidated Financial Statements for additional information related to subsequent events.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU, Reference Rate Reform (“Topic 848”) to provide optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London InterBank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. We adopted the provisions of Topic 848 in March 2020.
On May 27, 2022, we amended our Credit Facility (defined in Note 12) to establish the Bloomberg Short-Term Bank Yield Index Rate (“BSBY”) as a benchmark rate and removed LIBOR from our Credit Facility, among other things. We did not apply the optional expedients provided by the guidance in Topic 848. See Note 12 to the Consolidated Financial Statements for additional information related to the amended Credit Facility.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
3. ACQUISITIONS
On August 8, 2022, we acquired a business consisting of two funeral homes in Kissimmee, Florida for $6.3 million in cash. On October 25, 2022, we acquired a business consisting of three funeral homes, one cemetery and one cremation focused business in the Charlotte, North Carolina area for $25.0 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses. We did not acquire any businesses in 2021.
The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired businesses are reflected on our Consolidated Statements of Operations from the date of acquisition.
The following table summarizes the breakdown of the purchase price allocation for the businesses described above (in thousands):

Purchase Price Allocation
Current assets	$219
Trust investments	4,146
Property, plant & equipment	8,146
Cemetery property	2,375
Goodwill	19,511
Intangible and other non-current assets	2,145
Trust liabilities	(4,146)
Deferred revenue	(1,146)
Purchase price	$31,250
The intangible and other non-current assets relate to the fair value of tradenames and non-compete agreements. The goodwill recorded for our 2022 acquisitions is expected to be deductible for tax purposes. As of December 31, 2022, our accounting for our 2022 acquisitions is complete.
The following table summarizes the fair value of the assets acquired for these businesses (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
August 8, 2022	Two Funeral Homes	Kissimmee, FL	$4,995	$2,694	$(1,439)
October 25, 2022	Three Funeral Homes, One Cemetery and One Cremation Focused Business	Charlotte, NC	$12,036	$16,817	$(3,853)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. GOODWILL
Many of the former owners and staff of our acquired funeral homes and certain cemeteries have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and cemeteries acquired is recorded as goodwill.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2021	December 31, 2022
Goodwill at the beginning of year	$392,978	$391,972
Increase in goodwill related to acquisitions	—	19,511
Decrease in goodwill related to divestitures	(1,006)	(901)
Decrease in goodwill related to assets held for sale	—	(445)
Goodwill at the end of the year	$391,972	$410,137
During the year ended December 31, 2022, we recognized $19.5 million in goodwill related to our 2022 acquisitions; $7.4 million was allocated to our cemetery segment and $12.1 million was allocated to our funeral home segment.
During the year ended December 31, 2022, we allocated $0.9 million of goodwill to the sale of two funeral homes for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. In addition, we recorded a $0.4 million goodwill impairment related to one funeral home and two cemeteries that were classified as held for sale at the balance sheet date, which was recorded in Net loss on divestitures, disposals and impairment charges in our Consolidated Statements of Operations.
During the year ended December 31, 2021, we allocated $1.0 million of goodwill to the sale of one funeral home for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
See Notes 1, 3, and 5 to the Consolidated Financial Statements for a discussion of the methodology used for our annual goodwill impairment test and a discussion of our acquisitions and divestitures.
5. DIVESTED OPERATIONS
During 2022, we sold four funeral homes for an aggregate of $1.5 million and merged one funeral home with another business we own in an existing market. During 2021, we sold two funeral homes and one cemetery for an aggregate of $2.5 million and we merged six funeral homes with other businesses we own in existing markets. During 2020, we sold eight funeral homes for an aggregate of $8.4 million.
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Years Ended December 31,
	2020	2021	2022
Revenue	$2,643	$1,070	$656

Operating income	159	6	54
Net loss on divestitures(1)	(6,749)	(62)	(736)
Income tax benefit	2,135	16	193
Net loss from divested operations, after tax	$(4,455)	$(40)	$(488)

(1)	Net loss on divestitures is recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	December 31, 2022
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,518	$14,429	$—	$23,947
Other receivables	643	833	48	1,524
Allowance for credit losses	(311)	(702)	—	(1,013)
Accounts receivable, net	$9,850	$14,560	$48	$24,458

	December 31, 2021
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$10,728	$13,629	$—	$24,357
Other receivables	329	1,433	185	1,947
Allowance for credit losses	(365)	(625)	—	(990)
Accounts receivable, net	$10,692	$14,437	$185	$25,314
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the year ended December 31, 2022 (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	Recoveries	December 31, 2022
Trade and financed receivables:
Funeral	$(365)	$(1,213)	$2,060	$(793)	$(311)
Cemetery	(625)	(608)	531	—	(702)
Total allowance for credit losses on Trade and financed receivables	$(990)	$(1,821)	$2,591	$(793)	$(1,013)
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2021	December 31, 2022
Interment rights	$40,863	$45,351
Merchandise and services	7,348	8,585
Unearned finance charges	4,644	4,894
Preneed cemetery receivables	$52,855	$58,830
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2021	December 31, 2022
Preneed cemetery receivables	$52,855	$58,830
Less: unearned finance charges	(4,644)	(4,894)
Preneed cemetery receivables, at amortized cost	$48,211	$53,936
Less: allowance for credit losses	(1,704)	(1,985)
Less: balances due on undelivered cemetery preneed contracts	(10,353)	(11,552)
Less: amounts in accounts receivable	(13,004)	(13,727)
Preneed cemetery receivables, net	$23,150	$26,672

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the year ended December 31, 2022 (in thousands):

	January 1, 2022	Provision for Credit Losses	Write Offs	December 31, 2022
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,079)	$(997)	$793	$(1,283)
The amortized cost basis of our preneed cemetery receivables by year of origination as of December 31, 2022 is as follows (in thousands):

	2022	2021	2020	2019	2018	Prior	Total
Total preneed cemetery receivables, at amortized cost	$27,597	$13,005	$7,028	$3,736	$1,237	$1,333	$53,936
The aging of past due preneed cemetery receivables as of December 31, 2022 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$864	$555	$180	$2,146	$3,745	$38,639	$42,384
Deferred revenue	285	184	74	1,009	1,552	14,894	16,446
Total contracts	$1,149	$739	$254	$3,155	$5,297	$53,533	$58,830
The aging of past due preneed cemetery receivables as of December 31, 2021 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$777	$738	$210	$1,919	$3,644	$34,214	$37,858
Deferred revenue	271	159	57	467	954	14,043	14,997
Total contracts	$1,048	$897	$267	$2,386	$4,598	$48,257	$52,855
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
Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1 investments pursuant to the three-level valuation hierarchy. Our Level 1 investments include cash, U.S. treasury debt, common stock and equity mutual funds. Where quoted market prices are not available for the specific security, then fair values are estimated by using quoted prices of similar securities in active markets or inputs other than quoted prices that can corroborate observable market data. These investments are fixed income securities, including U.S. agency obligations, foreign debt, corporate debt, preferred stocks, certificates of deposit and fixed income mutual funds and other investments, all of which are classified within Level 2 of the valuation hierarchy. We review and update our fair value hierarchy classifications quarterly. See Note 10 to the Consolidated Financial Statements for additional information related to our the fair value measurement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
required performance of the underlying contractual obligations, the impact of current market conditions that may exist at any given time is not necessarily indicative of our ability to generate profit on our future performance obligations.
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	December 31, 2022
Preneed cemetery trust investments, at market value	$103,808	$98,269
Less: allowance for contract cancellation	(2,905)	(3,204)
Preneed cemetery trust investments	$100,903	$95,065
The cost and market values associated with preneed cemetery trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,434	$—	$—	$10,434
Fixed income securities:
U.S. agency obligations	2	803	—	(72)	731
Foreign debt	2	12,241	910	(644)	12,507
Corporate debt	2	15,066	104	(4,139)	11,031
Preferred stock	2	12,560	436	(1,789)	11,207
Certificates of deposit	2	79	—	(8)	71
Common stock	1	42,929	5,102	(6,228)	41,803
Mutual funds:
Equity	1	362	—	(33)	329
Fixed income	2	12,324	10	(3,310)	9,024
Trust securities		$106,798	$6,562	$(16,223)	$97,137
Accrued investment income		$1,132			$1,132
Preneed cemetery trust investments					$98,269
Market value as a percentage of cost					91.0%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$1,176
Due in one to five years	8,655
Due in five to ten years	6,292
Thereafter	19,424
Total fixed income securities	$35,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$3,088	$—	$—	$3,088
Fixed income securities:
Foreign debt	2	15,846	2,025	(953)	16,918
Corporate debt	2	12,965	1,374	(49)	14,290
Preferred stock	2	12,455	1,111	(344)	13,222
Common stock	1	40,992	6,906	(4,079)	43,819
Mutual funds:
Equity	1	28	8	—	36
Fixed Income	2	11,443	615	(567)	11,491
Trust Securities		$96,817	$12,039	$(5,992)	$102,864
Accrued investment income		$944			$944
Preneed cemetery trust investments					$103,808
Market value as a percentage of cost					106.2%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$732	$(72)	$—	$—	$732	$(72)
Foreign debt	5,394	(308)	744	(336)	6,138	(644)
Corporate debt	8,037	(3,922)	563	(217)	8,600	(4,139)
Preferred stock	7,146	(1,271)	2,517	(518)	9,663	(1,789)
Certificates of deposit	71	(8)	—	—	71	(8)
Total fixed income securities with an unrealized loss	$21,380	$(5,581)	$3,824	$(1,071)	$25,204	$(6,652)
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Investment income	$2,175	$2,147	$2,219
Realized gains	8,922	18,321	10,619
Realized losses	(5,090)	(6,626)	(2,548)
Unrealized gains (losses), net	5,515	6,047	(9,661)
Expenses and taxes	(1,354)	(1,715)	(1,748)
Net change in deferred preneed cemetery receipts held in trust	(10,168)	(18,174)	1,119
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Purchases	$(48,824)	$(41,414)	$(8,336)
Sales	41,178	43,265	8,248
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2021	December 31, 2022
Preneed funeral trust investments, at market value	$116,973	$107,995
Less: allowance for contract cancellation	(3,315)	(3,442)
Preneed funeral trust investments	$113,658	$104,553
The cost and market values associated with preneed funeral trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$29,641	$—	$—	$29,641
Fixed income securities:
U. S. treasury debt	1	484	—	(45)	439
Foreign debt	2	10,851	818	(555)	11,114
Corporate debt	2	12,735	89	(3,443)	9,381
Preferred stock	2	10,730	391	(1,564)	9,557
Common stock	1	36,478	4,485	(5,187)	35,776
Mutual funds:
Equity	1	326	—	(30)	296
Fixed income	2	9,907	9	(2,691)	7,225
Other investments	2	3,592	—	—	3,592
Trust securities		$114,744	$5,792	$(13,515)	$107,021
Accrued investment income		$974			$974
Preneed funeral trust investments					$107,995
Market value as a percentage of cost					93.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$1,057
Due in one to five years	7,203
Due in five to ten years	5,428
Thereafter	16,803
Total fixed income securities	$30,491
The cost and market values associated with preneed funeral trust investments at December 31, 2021 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,438	$—	$—	$23,438
Fixed income securities:
Foreign debt	2	14,936	1,874	(887)	15,923
Corporate debt	2	11,231	1,223	(46)	12,408
Preferred stock	2	11,001	986	(319)	11,668
Common stock	1	36,694	6,417	(3,574)	39,537
Mutual funds:
Equity	1	26	7	—	33
Fixed income	2	9,396	454	(470)	9,380
Other investments	2	3,754	—	—	3,754
Trust securities		$110,476	$10,961	$(5,296)	$116,141
Accrued investment income		$832			$832
Preneed funeral trust investments					$116,973
Market value as a percentage of cost					105.1%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$439	$(45)	$—	$—	$439	$(45)
Foreign debt	4,766	(274)	626	(281)	5,392	(555)
Corporate debt	6,742	(3,248)	506	(195)	7,248	(3,443)
Preferred stock	5,908	(1,099)	2,261	(465)	8,169	(1,564)
Total fixed income securities with an unrealized loss	$17,855	$(4,666)	$3,393	$(941)	$21,248	$(5,607)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Investment income	$1,907	$1,747	$1,700
Realized gains	9,441	17,091	9,446
Realized losses	(4,677)	(6,155)	(2,301)
Unrealized gains (losses), net	5,555	5,665	(7,723)
Expenses and taxes	(878)	(1,221)	958
Net change in deferred preneed funeral receipts held in trust	(11,348)	(17,127)	(2,080)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Purchases	$(47,315)	$(38,175)	$(6,239)
Sales	43,270	40,658	7,419
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2021	December 31, 2022
Cemetery perpetual care trust investments, at market value	$72,400	$66,307
Obligations due from trust	(1,244)	(812)
Care trusts’ corpus	$71,156	$65,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2022 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$5,326	$—	$—	$5,326
Fixed income securities:
Foreign debt	2	8,746	600	(470)	8,876
Corporate debt	2	10,540	118	(2,961)	7,697
Preferred stock	2	9,831	287	(1,374)	8,744
Common stock	1	28,625	3,443	(4,297)	27,771
Mutual funds:
Equity	1	345	2	(22)	325
Fixed income	2	9,046	26	(2,310)	6,762
Trust securities		$72,459	$4,476	$(11,434)	$65,501
Accrued investment income		$806			$806
Cemetery perpetual care investments					$66,307
Market value as a percentage of cost					90.4%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$776
Due in one to five years	5,361
Due in five to ten years	4,332
Thereafter	14,848
Total fixed income securities	$25,317
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at December 31, 2022, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2022
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$4,123	$(218)	$554	$(252)	$4,677	$(470)
Corporate debt	5,413	(2,818)	371	(143)	5,784	(2,961)
Preferred stock	6,066	(1,032)	1,659	(342)	7,725	(1,374)
Total fixed income securities with an unrealized loss	$15,602	$(4,068)	$2,584	$(737)	$18,186	$(4,805)
The following table summarizes our fixed income securities within our perpetual care trust investment in an unrealized loss position at December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Realized gains	$2,602	$2,474	$1,454
Realized losses	(1,695)	(950)	(309)
Unrealized gains (losses), net	4,355	4,421	(6,958)
Net change in care trusts’ corpus	(5,262)	(5,945)	5,813
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Investment income	$8,461	$10,443	$11,425
Realized losses	(387)	(118)	(2,427)
Total	$8,074	$10,325	$8,998
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Purchases	$(38,168)	$(28,317)	$(4,872)
Sales	34,316	29,829	5,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2021	December 31, 2022
Preneed funeral trust funds, at cost	$19,597	$20,594
Less: allowance for contract cancellation	(588)	(618)
Receivables from preneed funeral trusts, net	$19,009	$19,976
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at December 31, 2021 and 2022. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2022 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2022
Cash and cash equivalents	$6,071	$6,071
Fixed income investments	11,795	11,795
Mutual funds and common stocks	2,725	2,440
Annuities	3	3
Total	$20,594	$20,309
The composition of the preneed trust funds at December 31, 2021 is as follows (in thousands):

	Historical Cost Basis	Fair Value
As of December 31, 2021
Cash and cash equivalents	$5,595	$5,595
Fixed income investments	11,386	11,386
Mutual funds and common stocks	2,611	2,682
Annuities	5	5
Total	$19,597	$19,668
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
Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $403.3 million and $419.5 million at December 31, 2021 and 2022, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheet.

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
At December 31, 2022, the carrying value and fair value of our Credit Facility was $190.7 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At December 31, 2022, the carrying value of our acquisition debt was $4.0 million, which approximated its fair value. The fair value of our Senior Notes was $322.3 million at December 31, 2022 based on the last traded or broker quoted price.
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
•Level 2—Fair value of securities estimated based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation. These inputs include interest rates, yield curves, credit risk, prepayment speeds, rating and tax-exempt status. Our investments classified as Level 2 securities include U.S. agency obligations, foreign debt, corporate debt, preferred stocks, certificates of deposit and fixed income mutual funds and other investments.
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2021 and 2022, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
See Notes 7 and 8 to our Consolidated Financial Statements for the fair value hierarchy levels of our trust investments.
11. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2021	December 31, 2022
Tradenames	$23,565	$25,610
Capitalized commissions on preneed contracts, net of accumulated amortization of $2,278 and $2,990, respectively	3,560	4,048
Prepaid agreements not-to-compete, net of accumulated amortization of $3,316 and $3,515, respectively	2,247	1,877
Internal-use software, net of accumulated amortization of $200	—	1,271
Other	6	124
Intangible and other non-current assets, net	$29,378	$32,930
Tradenames
During the year ended December 31, 2022, we increased the value of our tradenames by $2.0 million related to our 2022 acquisitions described in Note 3 to the Consolidated Financial Statements.
See Notes 1 and 3 to the Consolidated Financial Statements for a discussion of the methodology used for our indefinite lived intangible asset impairment test and discussion of our acquisitions, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Capitalized Commissions
Amortization expense was $580,000, $640,000 and $712,000 for the years ended December 31, 2020, 2021 and 2022, respectively.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $719,000, $645,000 and $574,000 for the years ended December 31, 2020, 2021 and 2022, respectively.
Internal-use Software
Internal-use software is typically amortized on a straight-line basis over five years. Amortization expense was $200,000 for the year ended December 31, 2022.
The aggregate amortization expense for our capitalized commissions, prepaid agreements and internal-use software as of December 31, 2022 is as follows (in thousands):

	Capitalized Commissions	Prepaid Agreements	Internal-use Software
Years ending December 31,
2023	$742	$536	$314
2024	681	391	283
2025	616	382	226
2026	549	267	221
2027	484	147	220
Thereafter	976	154	7
Total amortization expense	$4,048	$1,877	$1,271
12. CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2022, our senior secured revolving credit facility (as previously amended, including the Second Credit Facility Amendment and Third Credit Facility Amendment, the “Credit Facility”) was comprised of: (i) a $250.0 million senior secured revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
On May 27, 2022, we entered into a second amendment and commitment increase (the “Second Credit Facility Amendment”) to our Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Second Credit Facility Amendment provided, among other things, for (i) an increase to the Revolving Credit Commitments (as defined in the Credit Facility) from $200.0 million to $250.0 million in the aggregate; (ii) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (iii) the establishment of the BSBY as a benchmark rate and the removal of LIBOR; (iv) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) to 5.25 to 1.00; and (v) modifications to the restricted payments covenant to allow us to make additional stock repurchases, subject to the satisfaction of certain conditions therein. We incurred $0.3 million in transactions costs related to the Second Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
On December 9, 2022, we entered into a third amendment (the “Third Credit Facility Amendment”), to our Credit Facility with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Third Credit Facility Amendment provides, among other things, for (i) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (ii) an increase in the maximum Total Leverage Ratio (as defined in the Credit Facility) covenant as follows: a Total Leverage Ratio not to exceed (a) 6.00 to 1.00 from the effective date of the Third Credit Facility Amendment through the quarter ended June 30, 2023, (b) 5.75 to 1.00 for the quarters ended September 30, 2023, and December 31, 2023, (c) 5.50 to 1.00 for the quarters ended March 31, 2024 and June 30, 2024, (d) 5.25 to 1.00 for the quarter ended September 30, 2024, and (e) 5.00 and 1.00 for the quarter ended December 31, 2024 and each quarter ended thereafter; (iii) modifications to the permitted investments covenant, relating to the Company’s ability to make certain acquisitions, subject to the satisfaction of certain conditions therein; (iv) modifications to the restricted payments covenant related to the Company’s ability to make stock repurchases, subject to the satisfaction of certain conditions therein; and (v) a modification to the Total Leverage Ratio level which constitutes a Real Property Collateral Trigger Event (as defined in the Credit Facility). The final maturity of the Credit Facility will occur on May 13, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Prior to the execution of the Third Credit Facility Amendment, we recognized a loss on the write-off of $0.2 million in unamortized debt issuance costs, which was recorded in Loss on extinguishment of debt. We also incurred $0.6 million in transactions costs related to the execution of the Third Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 14) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, amongst others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2022, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 6.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2022.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2022
Credit Facility	$155,400	$190,700
Debt issuance costs, net of accumulated amortization of $1,324 and $1,926, respectively	(1,543)	(1,864)
Total Credit Facility	$153,857	$188,836

Acquisition debt	$4,500	$3,993
Less: current portion	(521)	(555)
Total acquisition debt, net of current portion	$3,979	$3,438
At December 31, 2022, we had outstanding borrowings under the Credit Facility of $190.7 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 27, 2023 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2022, we had $57.0 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based on our leverage ratio. At December 31, 2022, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. The weighted average interest rate on our Credit Facility was 3.8% and 4.0% for the years ended December 31, 2021 and 2022, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Credit Facility interest expense	$3,738	$1,820	$7,105
Credit Facility amortization of debt issuance costs	482	380	412
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities typically range from five to twenty years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Acquisition debt imputed interest expense	$489	$364	$311
The aggregate maturities of our Credit Facility and acquisition debt for the next five years subsequent to December 31, 2022 and thereafter, excluding debt issuance costs, are as follows (in thousands):

	Credit Facility	Acquisition Debt
Years ending December 31,
2023	$—	$825
2024	—	772
2025	—	772
2026	190,700	325
2027	—	325
Thereafter	—	2,681
Total Credit Facility and acquisition debt	$190,700	$5,700
Less: Interest	—	(1,707)
Present value of Credit Facility and acquisition debt	$190,700	$3,993
13. CONVERTIBLE SUBORDINATED NOTES
During the year ended December 31, 2021, we converted $2.4 million in aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) held by certain holders for $3.8 million in cash and recorded $1.4 million for the reacquisition of the equity component. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at December 31, 2021 and 2022.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Convertible Notes interest expense	$149	$18	$—
Convertible Notes accretion of debt discount	216	20	—
Convertible Notes amortization of debt issuance costs	20	1	—
The effective interest rate on the unamortized debt discount and debt issuance costs for the year ended December 31, 2021 was 3.1%.
14. SENIOR NOTES
At December 31, 2022, we had $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors, which were issued in a private offering under Rule 144A and Regulation S of the Securities Act.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 77 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the years ended December 31, 2021 and 2022 was 4.42% and 4.30%, respectively.
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2021	December 31, 2022
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $301 and $794, respectively	(4,199)	(3,706)
Debt issuance costs, net of accumulated amortization of $86 and $226, respectively	(1,191)	(1,051)
Carrying value of the Senior Notes	$394,610	$395,243
The fair value of the Senior Notes, which are Level 2 measurements, was $322.3 million at December 31, 2022.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years ended December 31,
	2020	2021	2022
Senior Notes interest expense	$26,500	$21,767	$16,980
Senior Notes amortization of debt discount	528	504	493
Senior Notes amortization of debt premium	221	85	—
Senior Notes amortization of debt issuance costs	280	195	140
The aggregate maturities of our Senior Notes for the next five years subsequent to December 31, 2022 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Carrying Value
Years ending December 31,
2023	$—	$(515)	$(515)
2024	—	(539)	(539)
2025	—	(563)	(563)
2026	—	(588)	(588)
2027	—	(615)	(615)
Thereafter	400,000	(886)	399,114
Total	$400,000	$(3,706)	$396,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. LEASES
Our lease obligations consist of operating and finance leases related to real estate and equipment. The components of lease cost are as follows (in thousands):

		Years Ended December 31,
	Income Statement Classification	2020	2021	2022
Operating lease cost	Facilities and grounds expense(1)	$3,795	$3,762	$3,375
Short-term lease cost	Facilities and grounds expense(1)	185	193	329
Variable lease cost	Facilities and grounds expense(1)	39	160	324

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$439	$438	$438
Interest on lease liabilities	Interest expense	496	471	442
Total finance lease cost		935	909	880
Total lease cost		$4,954	$5,024	$4,908

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Cash paid for operating leases included in operating activities	$3,383	$3,822	$3,671
Cash paid for finance leases included in financing activities	828	835	868
Right-of-use assets obtained in exchange for new leases are as follows (in thousands):

	Years Ended December 31,
	2021	2022
Right-of-use assets obtained in exchange for new operating lease liabilities	$(1,313)	$674
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2021	December 31, 2022
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,881	$17,060

Finance lease right-of-use assets	Property, plant and equipment, net	6,770	6,770
Accumulated depreciation	Property, plant and equipment, net	(2,443)	(2,881)
Finance lease right-of-use assets, net		$4,327	$3,889

Operating lease current liabilities	Current portion of operating lease obligations	$1,913	$2,203
Finance lease current liabilities	Current portion of finance lease obligations	375	414
Total current lease liabilities		$2,288	$2,617

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$18,520	$17,315
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,157	4,743
Total non-current lease liabilities		$23,677	$22,058

Total lease liabilities		$25,965	$24,675
The average lease terms and discount rates at December 31, 2022 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	8.8	8.1%
Finance leases	11.4	8.2%
The aggregate future lease payments for non-cancelable operating and finance leases at December 31, 2022 are as follows (in thousands):

	Operating	Finance
Lease payments due:
2023	$3,687	$870
2024	3,660	791
2025	3,379	736
2026	3,274	746
2027	3,201	746
Thereafter	9,916	4,063
Total lease payments	$27,117	$7,952
Less: Interest	(7,599)	(2,795)
Present value of lease liabilities	$19,518	$5,157
At December 31, 2022, we had no significant operating or finance leases that had not yet commenced.
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
We have employment agreements with our executive officers. These agreements are generally for three to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
an annual basis after their initial term has expired, with the exception of our Chairman of the Board and Chief Executive Officer, which does not renew after the current term expiring in February 2028.
At December 31, 2022, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting	Employment(a)	Total
Years ending December 31,
2023	$2,473	$950	$4,771	$8,194
2024	1,842	526	4,660	7,028
2025	1,469	348	3,290	5,107
2026	1,026	235	1,300	2,561
2027	546	75	1,000	1,621
Thereafter	621	95	125	841
Total	$7,977	$2,229	$15,146	$25,352

(a)	Melvin C. Payne, our Chairman of the Board and Chief Executive Officer, has an employment agreement that does not renew after the initial term.
Defined Contribution Plan
We sponsor a defined contribution plan, a 401K plan, for the benefit of our employees. Matching contributions and plan administrative expenses totaled $2.3 million, $2.5 million and $2.8 million during the years ended December 31, 2020, 2021 and 2022, respectively. We do not offer any post-retirement or post-employment benefits.
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
17. INCOME TAXES
The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2021	2022
Current:
U. S. federal provision	$1,778	$8,848	$9,490
State provision	2,177	2,989	3,287
Total current provision	$3,955	$11,837	$12,777
Deferred:
U. S. federal provision (benefit)	$3,994	$(452)	$1,723
State provision (benefit)	603	(240)	1,313
Total deferred provision (benefit)	$4,597	$(692)	$3,036
Total income tax provision	$8,552	$11,145	$15,813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of income taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations is as follows (dollars in thousands):

	Years Ended December 31,
	2020		2021		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$5,175	21.0%	$9,304	21.0%	$12,000	21.0%
Effect of state income taxes, net of federal benefit	2,080	8.4	2,180	4.9	3,630	6.3
Effect of non-deductible expenses and other, net	460	1.9	(423)	(1.0)	59	0.1
Effect of divestitures and impairment of businesses	846	3.4	103	0.2	138	0.2
Change in valuation allowance, net of federal benefit	(9)	—	(19)	—	(14)	—
Total	$8,552	34.7%	$11,145	25.1%	$15,813	27.6%
We are subject to taxation in the United States and various states. As of December 31, 2022, tax years 2013 to 2020 are subject to examination by taxing authorities.
On May 10, 2017, we filed amended federal returns for the tax years ended December 31, 2013, 2014 and 2015, which generated refunds of $1.9 million. The amended returns are under audit and as a result, the administrative processing of the carryback claims currently under audit requires that the statute for tax years 2013 to 2015 remain open.
In connection with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020 in response to the COVID-19 pandemic, we filed a claim for a refund on June 30, 2020, to carryback the net operating losses (“NOLs”) generated in the tax year ended December 31, 2018. The CARES Act, among other things, permits NOLs incurred in taxable years beginning after December 31, 2017 and before January 1, 2021, to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes in which the enacted federal rate was 35%. The refund claim for $7.0 million from the 2018 tax year was received on August 7, 2021. As our refund claim filed for tax year 2018 exceeded $5.0 million, our 2018 federal return is under audit by the Internal Revenue Service (“IRS”), as required in order to receive Joint Committee approval.
An additional carryback claim for a refund was filed on November 3, 2020 for the tax year ended December 31, 2019, for $1.2 million not yet received. On December 4, 2020, we filed an amended federal return for the tax year ended December 31, 2018, in order to take full advantage of the CARES Act legislative changes, which resulted in an additional carryback refund claim of $0.8 million not yet received, which will be processed as part of the Joint Committee review of the 2018 carryback claim.
On October 11, 2021, we received an adverse ruling from the IRS for the accounting method change filed in 2018 for revenue recognition of cemetery property. Upon receiving the adverse ruling on the revenue recognition of cemetery property accounting method change, we filed an automatic method change on Form 3115, to adopt the IRS’ preferred revenue recognition method for cemetery property. The accounting method change application was submitted under the “three-month window” rule, which would grant audit protection for the cumulative effect of the adverse ruling for revenue recognition of cemetery property, at the discretion of the IRS agent conducting the audit. As uncertainty exists involving audit protection of the net operating loss carrybacks under IRS audit, a reserve for the unrecognized tax benefit was recorded for the benefit derived from carrying back losses to tax years with a higher effective tax rates than the current 21% rate.
On March 2, 2022, the IRS indicated the non-automatic method change filed for deferred revenue recognition for cemetery merchandise and services met the requirements to be filed as an automatic method change. As such, on March 31, 2022, we submitted Form 3115 to request the automatic method change and recorded a $0.5 million reduction to the reserve for uncertain tax positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2021	2022
Deferred income tax assets:
Net operating loss carryforwards	$1,268	$839
Interest expense limitation	2,777	3,506
Tax credit carryforwards	88	75
State depreciation	1,195	1,297
Accrued and other liabilities	7,552	8,606
Amortization of non-compete agreements	1,172	1,213
Prepaid assets	616	—
Total deferred income tax assets	14,668	15,536
Less valuation allowance	(198)	(181)
Total deferred income tax assets	$14,470	$15,355
Deferred income tax liabilities:
Depreciation and amortization	$(56,030)	$(61,432)
Preneed liabilities	(4,224)	(2,582)
Prepaid assets	—	(161)
Total deferred income tax liabilities	(60,254)	(64,175)
Total net deferred tax liabilities	$(45,784)	$(48,820)
Our deferred tax assets and liabilities, along with related valuation allowances, are classified as non-current on our Consolidated Balance Sheet at December 31, 2021 and 2022.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more-likely-than not that the tax benefits will be realized. We recognized an immaterial net decrease in our valuation allowance during 2021 and 2022.
For state reporting purposes, we have $17.3 million of net operating loss carryforwards that will expire between 2023 and 2041, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more-likely-than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2022 was attributable to the deferred tax asset related to a portion of the state operating losses.
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
At December 31, 2022, the Company’s unrecognized tax benefit reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses to tax years with a higher effective tax rate than the current 21.0% rate. Our unrecognized tax benefit reserve for the years ended December 31, 2021 and 2022 was $3.8 million and $3.3 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Unrecognized tax benefit at beginning of year	$691	$3,656	$3,761
Gross decreases - tax positions in prior period	(691)	—	(533)
Gross increases - tax positions in current period	3,656	105	66
Unrecognized tax benefit at end of year	$3,656	$3,761	$3,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2022, we expect that the $3.3 million of unrecognized tax benefit (“UTB”) will be recognized in the next twelve months. We accrued interest of $0.1 million during 2022 and in total, as of December 31, 2022, recognized a liability related to the UTB's noted above for interest of $0.2 million. During 2021, we accrued interest of $0.1 million and in total, as of December 31, 2021, recognized a liability for interest of $0.1 million.
18. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 26,264,245 and 26,359,876 shares issued and 15,331,923 and 14,732,058 shares outstanding, net of 10,932,322 and 11,627,818 shares held in treasury at par, at December 31, 2021 and 2022, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2022, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (as amended, the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual shareholders meeting on May 17, 2017. The 2017 Plan expires on May 17, 2027. All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (our “Board”).
At December 31, 2022, we had 2,137,048 shares available to issue under our 2017 Plan. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2020		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	10,200	$255	9,300	$324	—	$—
Returned for payroll taxes	10,588	$250	10,399	$375	4,136	$205
Cancelled	—	$—	966	$27	1,950	$63

(1)
Restricted stock granted during the year ended December 31, 2020 and 2021 will vest over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $25.00 and $34.79, respectively.

A summary of the number of unvested restricted stock awards and their weighted average grant date fair values during the year ended December 31, 2022 is presented in the table below (shares in thousands):

Restricted stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	22,643	$27.21
Vested	(13,111)	$24.23
Cancelled	(1,950)	$32.28
Unvested at December 31	7,582	$31.05
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for restricted stock awards of $735,000, $390,000 and $171,000 for the years ended December 31, 2020, 2021 and 2022, respectively.
At December 31, 2022, we had $235,000 of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of 0.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Years Ended December 31,
	2020		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	701,400	$7,115	58,500	$959
Granted(2)	—	$—	—	$—	310,000	$5,388
Granted(3)	—	$—	150,000	$1,684	—	$—
Granted(4)	20,000	$92	—	$—	12,600	$143
Cancelled	146,034	$846	74,688	$722	45,590	$512

(1)
Stock options granted during the year ended December 31, 2021 and 2022 had a weighted average price of $34.79 and $49.48, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2021 and 2022 vest over a five-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(2)
Stock options granted during the year ended December 31, 2022 had a weighted average price of $49.48. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a seven-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(3)
We granted 150,000 options to a key employee at a weighted average price of $34.79. These options will vest when the price of our common stock closes at or above $53.39 (50,000 options) and $77.34 (100,000 options) for three consecutive days within the ten-year term and the employee has remained continuously employed by us through such date. The fair value of these options was $1.7 million.

(4)
Stock options granted during the year ended December 31, 2020 and 2022 had a weighted average price of $18.02 and $31.58, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

Additional stock option activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2020		2021		2022
	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	40,365	(1)	423,294	(1)	32,196	(1)
Returned for option price(2)	18,640	$19	211,088	$1,013	18,797	$60
Returned for payroll taxes(3)	2,954	$89	43,534	$2,272	2,895	$123

(1)	Stock options exercised during the years ended December 31, 2020, 2021 and 2022 had a weighted average exercise price of $13.72, $21.99 and $25.49, respectively.
(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of the options granted using the Black-Scholes option pricing model was estimated on the date of grant with the following assumptions:

	Years Ended December 31,
	2020	2021	2022	2022	2022
Grant date	June 25	February 17	February 23	February 23	September 27
Expected holding period (years)	3.7	5.0	7.0	5.0	4.1
Awards granted	20,000	701,400	310,000	58,500	12,600
Dividend yield	1.67%	1.15%	0.91%	0.91%	1.43%
Expected volatility	38.54%	36.72%	34.35%	33.18%	43.68%
Risk-free interest rate	0.25%	0.57%	1.98%	1.89%	4.29%
Black-Scholes value	$4.61	$10.14	$17.38	$16.39	$11.35
The fair value of the options granted using the Monte-Carlo simulation pricing model was estimated on the date of grant with the following assumptions:

Year ended December 31, 2022
Awards granted	150,000
Dividend yield	1.15%
Expected volatility	34.08%
Risk-free interest rate	1.29%
A summary of the number of stock options and their weighted average exercise prices during the year ended December 31, 2022 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Ex. Price
Outstanding at January 1	1,265	$30.94
Granted	381	$48.89
Exercised	(32)	$25.49
Forfeited or expired	(46)	$37.34
Outstanding at December 31	1,568	$35.23
Exercisable at December 31	592	$27.60
A summary of the number of stock options and their weighted average grant date fair values during the year ended December 31, 2022 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Fair Value
Non-vested at January 1	839	$9.90
Granted	381	$17.03
Vested or exercised	(201)	$8.86
Forfeited	(43)	$11.43
Non-vested at December 31	976	$12.83
A summary of the intrinsic value of stock options exercised and the fair value of stock options vested for the three years ended December 31, 2022 is presented in the table below (in thousands):

	Years Ended December 31,
	2020	2021	2022
Intrinsic value of options exercised	$517	$8,229	$580
Fair value of stock options vested	$735	$1,413	$1,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table further describes our outstanding stock options at December 31, 2022:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/22	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/22	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$18.02 - $18.02	13,333	2.48	$18.02	6,667	2.48	$18.02
$20.06 - $26.54	435,535	4.19	$24.85	415,569	4.15	$24.82
$31.58 - $31.58	12,600	9.75	$31.58	—	0.00	$—
$34.79 - $49.88	1,107,000	8.47	$39.56	169,980	8.14	$34.79
$18.02 - $49.48	1,568,468	7.24	$35.23	592,216	5.27	$27.60
The aggregate intrinsic value of the outstanding and exercisable stock options was $1.3 million and $1.2 million, respectively, at December 31, 2022. We had $9.5 million of unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options expected to be recognized over a weighted average period of 5.0 years at December 31, 2022.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for stock options of $669,000, $2,355,000 and $2,284,000 for the years ended December 31, 2020, 2021 and 2022, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2020		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	30,743	$733	55,302	$2,116	27,013	$1,262
Cancelled	33,538	$631	55,896	$799	30,743	$295
In addition to the activity described in the table above, we issued 237,500 performance awards to certain employees, during the year ended December 31, 2020, payable in shares, with a fair value of $2.8 million. On May 19, 2020, we cancelled all performance award agreements previously awarded to all individuals during 2019, as well as the 237,500 performance awards previously granted in 2020. Concurrently with the cancellation of those performance awards, the Compensation Committee of the Board approved 368,921 new performance awards to be issued to certain employees. These new performance awards were treated as a modification of the cancelled awards and resulted in an additional $1.7 million of incremental compensation expense. These awards will vest (if at all) on December 31, 2024, provided that the Company’s common stock reaches the predetermined growth targets for a sustained period beginning on the grant date and ending on December 31, 2024.
On June 1, 2021, we amended the performance award agreements granted on May 19, 2020 for three of our executives. The amendment increased the amount of performance awards payable in shares for the last three predetermined growth targets. It was treated as a modification of the original performance award agreement and resulted in $2.6 million of incremental compensation expense, expected to be recognized over the remaining term of 24 months.
A summary of the number of performance awards and their weighted average grant date fair values during the year ended December 31, 2022 is presented in the table below (shares in thousands):

Performance Awards	Shares	Weighted Average Grant Date Fair Value
At January 1	435,766	$21.76
Granted	27,013	$46.71
Cancelled	(30,743)	$9.59
At December 31	432,036	$20.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The fair value of the performance awards granted during the year ended December 31, 2022 was calculated on the date of grant using the Monte-Carlo simulation pricing model with the following assumptions:

Grant date	February 23, 2022	April 1, 2022
Simulation period (years)	2.85	2.75
Share price at grant date	$49.48	$52.49
Expected volatility	43.99%	44.44%
Risk-free interest rate	1.75%	2.55%
The fair value of the performance awards granted during the year ended December 31, 2021 was calculated on the date of grant using the Monte-Carlo simulation pricing model with the following assumptions:

Grant date	April 16, 2021	June 1, 2021	August 12, 2021	September 15, 2021	November 29, 2021
Simulation period (years)	3.71	3.58	3.39	3.29	3.09
Share price at grant date	$35.83	$38.78	$39.48	$45.27	$51.15
Expected volatility	41.17%	41.79%	42.85%	43.44%	45.50%
Risk-free interest rate	0.52%	0.46%	0.53%	0.49%	0.85%
At December 31, 2022, there was $5.6 million of unrecognized compensation cost related to performance awards expected to be recognized over a weighted average period of 24 months. If all of the predetermined growth targets are met as of December 31, 2024, a total of 995,873 shares of common stock would be awarded to participants under this program.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for performance awards of $894,000, $1,573,000 and $2,524,000 during the years ended December 31, 2020, 2021 and 2022, respectively.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter).
ESPP activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2020		2021		2022
	Shares	Price	Shares	Price	Shares	Price
ESPP	71,908	$16.71	61,904	$26.32	52,053	$32.38
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for our ESPP of $434,000, $552,000 and $545,000 during the years ended December 31, 2020, 2021 and 2022, respectively.
The fair values of the right to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	Years Ended December 31,
	2020	2021	2022
Dividend yield	1.5%	0.01%	0.01%
Expected volatility	48.6%	48.1%	30.2%
Risk-free interest rate	1.54%, 1.57%, 1.57%, 1.56%	0.09%, 0.09%, 0.10%,0.10%	0.08%, 0.22%, 0.31%, 0.40%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Good To Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

Years Ended December 31,
2020		2021		2022
Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
17,991	$449	—	$—	27,448	$1,358

(1)	Common stock granted during the year ended December 31, 2020 and 2022 had a grant date stock price of $25.00 and $49.48, respectively.
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
On May 17, 2022, Bryan D. Leibman resigned from the Board effective on that date. He served as the Company's Lead Independent Director. Effective with Mr. Leibman’s resignation, the Board appointed Donald D. Patteson, Jr. as Lead Independent Director.
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2020		2021		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	30,883	$654	14,744	$622	11,155	$415
Advisor to the Board(1)	967	$20	466	$20	555	$20

(1)	Common stock granted during the years ended December 31, 2020, 2021 and 2022 had a weighted average price of $21.16, $42.14 and $37.14, respectively.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $889,000, $858,000 and $718,000 during the years ended December 31, 2020, 2021 and 2022, respectively.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653
December 1st	$0.1125	$1,655

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783
December 1st	$0.1125	$1,873

Table of Contents
19. SHARE REPURCHASE PROGRAM
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act, as amended (the “Exchange Act”).
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Exchange Act, which totaled up to $265.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value in thousands):

	Years Ended December 31,
	2020	2021	2022
Number of Shares Repurchased(1)	—	2,906,983	695,496
Average Price Paid Per Share	$—	$49.01	$49.22
Dollar Value of Shares Repurchased(1)	$—	$142,469	$34,234

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2022, our share repurchase program had $48.9 million authorized for additional repurchases.
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
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2020	2021	2022
Numerator for basic and diluted earnings per share:
Net income	$16,090	$33,159	$41,381
Less: Earnings allocated to unvested restricted stock	(46)	(53)	(26)
Income attributable to common stockholders	$16,044	$33,106	$41,355

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,872	17,409	14,857
Effect of dilutive securities:
Stock options	196	475	183
Convertible Notes	9	—	—
Performance awards	—	382	670
Denominator for diluted earnings per common share - weighted average shares outstanding	18,077	18,266	15,710

Basic earnings per common share	$0.90	$1.90	$2.78
Diluted earnings per common share	$0.89	$1.81	$2.63
For the year ended December 31, 2022, there were 311,143 stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect. For the years ended December 31, 2020 and 2021, no stock options were excluded from the computation of diluted earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At December 31, 2022, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
The fully diluted weighted average shares outstanding for the year ended December 31, 2020 and the corresponding calculation of fully diluted earnings per share, included approximately 9,000 shares that would have been issued upon the conversion of our Convertible Notes as a result of the application of the if-converted method prescribed by the FASB ASC 260. At December 31, 2021 and 2022, we had no Convertible Notes outstanding.
21. SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Year Ended, December 31, 2022
	Funeral	Cemetery	Total
Services	$163,904	$17,367	$181,271
Merchandise	89,052	14,307	103,359
Cemetery property	—	58,611	58,611
Other revenue	13,947	12,986	26,933
Total	$266,903	$103,271	$370,174

Year Ended, December 31, 2021
	Funeral	Cemetery	Total
Services	$164,082	$16,490	$180,572
Merchandise	92,023	13,741	105,764
Cemetery property	—	61,957	61,957
Other revenue	13,982	13,611	27,593
Total	$270,087	$105,799	$375,886

Year Ended, December 31, 2020
	Funeral	Cemetery	Total
Services	$150,283	$14,701	$164,984
Merchandise	84,787	10,778	95,565
Cemetery property	—	44,065	44,065
Other revenue	14,068	10,766	24,834
Total	$249,138	$80,310	$329,448

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents operating income (loss), income (loss) before income taxes, depreciation and amortization, interest expense, income tax expense (benefit), total assets, long-lived assets, goodwill, capital expenditures and number of operating locations by segment (in thousands, except number of operating locations):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
2022	$82,080	$35,095	$(37,449)	$79,726
2021	88,591	40,353	(35,284)	93,660
2020	57,622	26,859	(27,254)	57,227
Income (loss) before income taxes:
2022	$85,196	$35,126	$(63,128)	$57,194
2021	88,015	40,473	(84,184)	44,304
2020	56,875	27,087	(59,320)	24,642
Depreciation and amortization:
2022	$11,591	$7,584	$624	$19,799
2021	11,062	8,217	1,241	20,520
2020	11,586	6,376	1,427	19,389
Interest expense:
2022	$753	$—	$25,142	$25,895
2021	835	—	24,610	25,445
2020	1,004	13	31,498	32,515
Income tax expense (benefit):
2022	$23,555	$9,712	$(17,454)	$15,813
2021	22,141	10,181	(21,177)	11,145
2020	19,738	9,401	(20,587)	8,552
Total assets:
2022	$779,500	$396,389	$17,061	$1,192,950
2021	769,539	390,344	18,748	1,178,631
2020	764,535	366,964	14,326	1,145,825
Long-lived assets:
2022	$630,599	$190,226	$4,518	$825,343
2021	611,181	176,398	3,839	791,418
2020	619,588	172,122	995	792,705
Goodwill:
2022	$355,654	$54,483	$—	$410,137
2021	344,823	47,149	—	391,972
2020	345,829	47,149	—	392,978
Capital expenditures:
2022	$14,917	$10,566	$598	$26,081
2021	11,511	9,704	3,668	24,883
2020	6,997	7,025	1,176	15,198
Number of operating locations at year end:
2022	171	32	—	203
2021	170	31	—	201
2020	178	32	—	210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31,
	2021	2022
Prepaids and other current assets:
Prepaid expenses	$2,215	$4,077
Federal income tax receivable	4,064	507
Other current assets	125	149
Total prepaid and other current assets	$6,404	$4,733

Current portion of debt and lease obligations:
Acquisition debt	$521	$555
Finance lease obligations	375	414
Operating lease obligations	1,913	2,203
Total current portion of debt and lease obligations	$2,809	$3,172

Accrued and other liabilities:
Incentive compensation	$19,121	$12,140
Insurance	4,089	3,051
Unrecognized tax benefit	3,761	3,294
Vacation	3,334	3,430
Natural disaster liability	2,628	—
Interest	2,250	2,329
Salaries and wages	2,193	2,263
Employer payroll tax deferral	1,773	—
Employee meetings and award trips	1,462	746
Income tax payable	485	459
Commissions	684	743
Perpetual care trust payable	389	222
Ad valorem and franchise taxes	450	455
Other accrued liabilities	1,154	1,489
Total accrued and other liabilities	$43,773	$30,621

Other long-term liabilities:
Incentive compensation	$1,291	$2,541
Other long-term liabilities	128	524
Total other long-term liabilities	$1,419	$3,065
23. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Cash paid for interest and financing costs	$30,935	$24,127	$24,456
Cash paid (refunded) for taxes	(4,457)	16,110	9,713
Unsettled share repurchases	—	2,429	—
Fair value of donated real property	—	635	—
24. SUBSEQUENT EVENTS
On January 31, 2023, we sold one funeral home and two cemeteries in Marshall, Texas for $0.8 million.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2020:
Allowance for credit losses, current portion	$849	$1,617	$1,179	$1,287
Allowance for credit losses of preneed cemetery receivables, non-current portion	1,290	701	347	1,644
Employee severance accruals	837	596	1,271	162
Valuation allowance of the deferred tax asset	233	—	11	222

Year ended December 31, 2021:
Allowance for credit losses, current portion	$1,287	$1,240	$1,537	$990
Allowance for credit losses of preneed cemetery receivables, non-current portion	1,644	543	1,108	1,079
Employee severance accruals	162	1,431	952	641
Valuation allowance of the deferred tax asset	222	—	24	198

Year ended December 31, 2022:
Allowance for credit losses, current portion	$990	$1,821	$1,798	$1,013
Allowance for credit losses of preneed cemetery receivables, non-current portion	1,079	997	793	1,283
Employee severance accruals	641	1,880	1,361	1,160
Valuation allowance of the deferred tax asset	198	—	17	181

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2022 (the end of the period covered by this Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2022, as stated in their report that is presented in this Annual Report.

/s/ Melvin C. Payne
Melvin C. Payne
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Adeola Olaniyan
Adeola Olaniyan
Corporate Controller and Principal Accounting Officer
(Interim Principal Financial Officer)
March 1, 2023

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2022, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (as amended, the “Code”), which is applicable to each of our Directors, Officers, and employees, including our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code is available on our internet website at www.carriageservices.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.
The information required by Item 10 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,568,468	$35.23	2,137,048
Equity compensation plans not approved by security holders	—	—	—
Total	1,568,468	$35.23	2,137,048

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
    (1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:
    (2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	91
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
    (3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2023 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

3.4
Second Amended and Restated By-Laws of Carriage Services, Inc. dated July 28, 2021. Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022.

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

4.3
Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2012, filed on August 7, 2012. †

4.4
First Amendment to Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2013, filed March 5, 2014. †

4.5
Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2013, filed on November 6, 2013. †

4.6
First Amendment to the Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2018. †

4.7
Second and Third Amendments to the Amended and Restated Carriage Services, Inc. 2007 Employee Stock Purchase Plan. Incorporated by reference to Appendix A and B, respectively, to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 5, 2021 and Amendment No. 1 to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2021. †

4.8	Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix A of the Proxy Statement on Schedule 14A filed on April 5, 2017. †

4.9
First Amendment to the Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2021 and Amendment No. 1 to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 6, 2021.†

4.10
Summary of Securities Registered under Section 12. Incorporated by reference to Exhibit 4.10 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022.

10.1
Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed on April 2, 2001. †

10.2
Director Compensation Policy dated February 19, 2020. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.3
Form of Incentive Stock Option Agreement under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013, filed on August 8, 2013. †

10.4
Form of Restricted Stock Agreement under Carriage Services, Inc. Second and Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013, filed on August 8, 2013. †

10.5
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.6
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.7
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.8
Employment Agreement dated November 5, 2019, by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2019.†

10.9
First Amendment to Employment Agreement dated February 17, 2021 by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021. †

10.10
Form of First Amendment to Employment Agreement Consideration $77.34 Option Grant dated February 17, 2021 by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2021, filed on May 5, 2021. †

10.11
Form of First Amendment to Employment Agreement Consideration $53.39 Option Grant dated February 17, 2021 by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2021, filed on May 5, 2021. †

10.12
Employment Agreement dated November 5, 2019, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.13
Employment Agreement dated November 5, 2019, by and between the Company and Carl Benjamin Brink. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.14
Employment Agreement dated November 5, 2019, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.15
Employment Agreement dated June 25, 2020, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.16
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Carl Benjamin Brink. Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.17
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.18
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form for its fiscal year ended December 31, 2021, 10-K filed on March 2, 2022. †

10.19
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2020. †

10.20
Form of First Amendment to Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan dated as of June 1, 2021. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.21
First Amended and Restated Credit Agreement dated as of May 13, 2021, among Carriage Services, Inc., the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021.

10.22
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

10.23	Form of Notes Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2020.

10.24
Second Amendment and Commitment Increase to First Amended and Restated Credit Agreement dated as of May 27, 2022, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.

10.25
Release and Separation Agreement by and between the Company and Carl Benjamin Brink, dated September 27, 2022 and effective January 2, 2023. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.26
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.27
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.28
First Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.29
Third Amendment and Commitment Increase to First Amended and Restated Credit Agreement dated as of December 9, 2022, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Melvin C. Payne in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Adeola Olaniyan in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Melvin C. Payne and Adeola Olaniyan in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
__________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

CARRIAGE SERVICES, INC.

By:	/s/ Melvin C. Payne
Melvin C. Payne Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Melvin C. Payne	Chief Executive Officer and Chairman of the Board
Melvin C. Payne	(Principal Executive Officer)	March 1, 2023

/s/ Adeola Olaniyan	Corporate Controller and Principal Accounting Officer	March 1, 2023
Adeola Olaniyan	(Interim Principal Financial Officer)

/s/ Carlos R. Quezada	President, Chief Operating Officer and Vice Chairman of the Board	March 1, 2023
Carlos R. Quezada

/s/ Donald D. Patteson Jr.	Director	March 1, 2023
Donald D. Patteson Jr.

/s/ Barry K. Fingerhut	Director	March 1, 2023
Barry K. Fingerhut

/s/ Douglas Meehan	Director	March 1, 2023
Douglas Meehan

/s/ Achille Messac	Director	March 1, 2023
Achille Messac