Form 10-Q
period 2023-06-30
CARRIAGE SERVICES INC
filed 2023-08-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of August 1, 2023 was 14,965,754.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	December 31, 2022	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$970
Accounts receivable, net	24,458	24,639
Inventories	7,613	8,448
Prepaid and other current assets	4,733	3,610
Total current assets	37,974	37,667
Preneed cemetery trust investments	95,065	89,874
Preneed funeral trust investments	104,553	103,317
Preneed cemetery receivables, net	26,672	33,274
Receivables from preneed funeral trusts, net	19,976	21,080
Property, plant and equipment, net	278,106	287,582
Cemetery property, net	104,170	112,830
Goodwill	410,137	423,643
Intangible and other non-current assets, net	32,930	37,333
Operating lease right-of-use assets	17,060	17,123
Cemetery perpetual care trust investments	66,307	78,363
Total assets	$1,192,950	$1,242,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,172	$3,568
Accounts payable	11,675	9,402
Accrued and other liabilities	30,621	29,564
Total current liabilities	45,468	42,534
Acquisition debt, net of current portion	3,438	3,370
Credit facility	188,836	202,418
Senior notes	395,243	395,571
Obligations under finance leases, net of current portion	4,743	4,537
Obligations under operating leases, net of current portion	17,315	16,860
Deferred preneed cemetery revenue	51,746	59,941
Deferred preneed funeral revenue	32,029	39,782
Deferred tax liability	48,820	48,827
Other long-term liabilities	3,065	1,299
Deferred preneed cemetery receipts held in trust	95,065	89,874
Deferred preneed funeral receipts held in trust	104,553	103,317
Care trusts’ corpus	65,495	77,589
Total liabilities	1,055,816	1,085,919
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,359,876 and 26,585,341 shares issued, respectively and 14,732,058 and 14,957,523 shares outstanding, respectively	264	266
Additional paid-in capital	238,780	240,681
Retained earnings	176,843	193,973
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	137,134	156,167
Total liabilities and stockholders’ equity	$1,192,950	$1,242,086
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Revenue:
Service revenue	$42,550	$44,522	$92,287	$92,729
Property and merchandise revenue	41,276	45,630	82,888	85,641
Other revenue	6,774	7,526	13,586	14,822
	90,600	97,678	188,761	193,192
Field costs and expenses:
Cost of service	21,389	23,075	43,488	46,552
Cost of merchandise	29,306	32,219	58,636	61,953
Cemetery property amortization	1,704	1,892	3,036	3,093
Field depreciation expense	3,253	3,555	6,550	6,912
Regional and unallocated funeral and cemetery costs	5,966	4,131	12,313	9,568
Other expenses	1,270	1,604	2,548	2,857
	62,888	66,476	126,571	130,935
Gross profit	27,712	31,202	62,190	62,257
Corporate costs and expenses:
General, administrative and other	9,180	10,199	17,740	20,379
Net (gain) loss on divestitures, disposals and impairments charges	(1,193)	265	(426)	506
Operating income	19,725	20,738	44,876	41,372

Interest expense	5,988	9,396	11,530	17,935
Net (gain) loss on property damage, net of insurance claims	(1,376)	(235)	(3,275)	36
Other, net	(7)	(125)	17	(647)
Income before income taxes	15,120	11,702	36,604	24,048
Expense for income taxes	4,234	3,273	9,938	6,841
Tax adjustment related to discrete items	(13)	143	(635)	77
Total expense for income taxes	4,221	3,416	9,303	6,918
Net income	$10,899	$8,286	$27,301	$17,130

Basic earnings per common share:	$0.74	$0.55	$1.82	$1.14
Diluted earnings per common share:	$0.69	$0.53	$1.70	$1.10

Dividends declared per common share:	$0.1125	$0.1125	$0.2250	$0.2250

Weighted average number of common and common equivalent shares outstanding:
Basic	14,798	14,793	15,020	14,776
Diluted	15,712	15,454	16,033	15,461
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended June 30,
	2022	2023
Cash flows from operating activities:
Net income	$27,301	$17,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,895	10,437
Provision for credit losses	1,657	1,344
Stock-based compensation expense	3,085	4,163
Deferred income tax expense	1,711	7
Amortization of intangibles	634	647
Amortization of debt issuance costs	253	349
Amortization and accretion of debt	243	255
Net (gain) loss on divestitures, disposals and impairment charges	(426)	506
Net (gain) loss on property damage, net of insurance claims	(3,275)	36
Gain on sale of real property	—	(658)
Other	(6)	—

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(3,200)	(1,694)
Inventories, prepaid and other current assets	2,967	1,011
Intangible and other non-current assets	(747)	(1,767)
Preneed funeral and cemetery trust investments	(11,100)	5,341
Accounts payable	(2,712)	(2,272)
Accrued and other liabilities	(10,242)	(3,328)
Incentive payment from vendor	—	6,000
Deferred preneed funeral and cemetery revenue	2,633	8,106
Deferred preneed funeral and cemetery receipts held in trust	11,506	(6,426)
Net cash provided by operating activities	30,177	39,187

Cash flows from investing activities:
Acquisitions of businesses and real property	(2,601)	(44,000)
Proceeds from divestitures and sale of other assets	3,720	1,973
Proceeds from insurance claims	2,167	1,092
Capital expenditures	(13,468)	(8,960)
Net cash used in investing activities	(10,182)	(49,895)

Cash flows from financing activities:
Borrowings from the credit facility	97,900	64,700
Payments against the credit facility	(78,100)	(51,400)
Payment of debt issuance costs for the credit facility and senior notes	(339)	—
Payments on acquisition debt and obligations under finance leases	(202)	(256)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,060	923
Taxes paid on restricted stock vestings and exercise of stock options	(286)	(119)
Dividends paid on common stock	(3,455)	(3,340)
Purchase of treasury stock	(36,663)	—
Net cash provided by (used in) financing activities	(20,085)	10,508

Net decrease in cash and cash equivalents	(90)	(200)
Cash and cash equivalents at beginning of period	1,148	1,170
Cash and cash equivalents at end of period	$1,058	$970
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended June 30, 2022

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2022	14,889	$263	$238,423	$151,864	$(270,529)	$120,021
Net income	—	—	—	10,899	—	10,899
Issuance of common stock from employee stock purchase plan	12	—	398	—	—	398
Issuance of common stock to directors and board advisor	2	—	99	—	—	99
Cancellation and surrender of restricted stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	1,379	—	—	1,379
Dividends on common stock	—	—	(1,730)	—	—	(1,730)
Treasury stock acquired	(205)	—	—	—	(8,224)	(8,224)
Balance – June 30, 2022	14,698	$263	$238,571	$162,763	$(278,753)	$122,844

	Three months ended June 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2023	14,935	$266	$239,962	$185,687	$(278,753)	$147,162
Net income	—	—	—	8,286	—	8,286
Issuance of common stock from employee stock purchase plan	16	—	397	—	—	397
Issuance of common stock to directors and board advisor	2	—	65	—	—	65
Exercise of stock options	4	—	(20)	—	—	(20)
Cancellation and surrender of common and restricted stock	1	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	1,957	—	—	1,957
Dividends on common stock	—	—	(1,679)	—	—	(1,679)
Balance – June 30, 2023	14,958	$266	$240,681	$193,973	$(278,753)	$156,167

	Six months ended June 30, 2022

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net income	—	—	—	27,301	—	27,301
Issuance of common stock from employee stock purchase plan	25	—	1,001	—	—	1,001
Issuance of common stock to directors and board advisor	5	—	246	—	—	246
Exercise of stock options	9	—	(22)	—	—	(22)
Cancellation and surrender of restricted stock	(5)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	2,839	—	—	2,839
Dividends on common stock	—	—	(3,455)	—	—	(3,455)
Treasury stock acquired	(695)	—	—	—	(34,234)	(34,234)
Other	27	—	1,358	—	—	1,358
Balance – June 30, 2022	14,698	$263	$238,571	$162,763	$(278,753)	$122,844

	Six months ended June 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
Net income	—	—	—	17,130	—	17,130
Issuance of common stock from employee stock purchase plan	38	—	923	—	—	923
Issuance of common stock to directors and board advisor	6	—	177	—	—	177
Issuance of common stock to former executive	30	—	826	—	—	826
Issuance of restricted stock	142	2	(2)	—	—	—
Exercise of stock options	5	—	(41)	—	—	(41)
Cancellation and surrender of common and restricted stock	(3)	—	(78)	—	—	(78)
Stock-based compensation expense	—	—	3,160	—	—	3,160
Dividends on common stock	—	—	(3,340)	—	—	(3,340)
Other	8	—	276	—	—	276
Balance – June 30, 2023	14,958	$266	$240,681	$193,973	$(278,753)	$156,167
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home operations, which currently accounts for approximately 70% of our total revenue and Cemetery operations, which currently accounts for approximately 30% of our total revenue. At June 30, 2023, we operated 172 funeral homes in 26 states and 32 cemeteries in 11 states.
Our funeral home operations are principally service businesses that generate revenue from sales of burial and cremation services and related merchandise, such as caskets and urns. Funeral services include consultation, the removal and preparation of remains, the sale of caskets and related funeral merchandise, the use of funeral home facilities for visitation and memorial services and transportation services. We provide funeral services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
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

Held for Sale
At June 30, 2023, we had $0.3 million of assets classified as held for sale in Property, plant and equipment, net on our Consolidated Balance Sheet related to one funeral home that we divested on July 12, 2023. The carrying value of these assets held for sale exceeded their fair value and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we recognized an impairment of $0.2 million for assets related to property, plant and equipment, which was recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Deferred Revenue
During the six months ended June 30, 2023, we withdrew $8.6 million of realized capital gains and earnings from our preneed funeral and cemetery trust investments. In certain states, we are allowed to make these withdrawals prior to the delivery of preneed merchandise and service contracts. The realized capital gains and earnings withdrawn increase our cash flow from operations, but are not recognized as revenue in our Consolidated Statements of Operations, however, they reduce our Preneed funeral trust investments and Preneed cemetery trust investments and increase our Deferred preneed funeral revenue and Deferred preneed cemetery revenue.
Additionally, during the three and six months ended June 30, 2023, we received a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, which increased our cash flow from operations and Deferred preneed funeral revenue. The incentive payment will be deferred until we complete our implementation of the program and begin selling prearranged funeral services.
Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2022	June 30, 2023
Land	$84,405	$85,717
Buildings and improvements	251,778	261,514
Furniture, equipment and automobiles	70,522	75,025
Property, plant and equipment, at cost	406,705	422,256
Less: accumulated depreciation	(128,599)	(134,674)
Property, plant and equipment, net	$278,106	$287,582
During the six months ended June 30, 2023, we acquired $12.8 million of property, plant and equipment related to our 2023 business combination, described in Note 3 to the Consolidated Financial Statements. Additionally, we sold real property for $1.2 million, with a carrying value of $0.6 million, resulting in a gain on the sale of $0.6 million, which was recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
During the six months ended June 30, 2022, we acquired real property for $2.6 million. Additionally, we sold real property for $2.7 million, with a carrying value of $1.4 million, resulting in a gain on the sale of $1.3 million.We also divested two funeral homes that had a carrying value of property, plant and equipment of $0.7 million, which was included in the loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges.
Our growth and maintenance capital expenditures totaled $5.2 million and $2.6 million for the three months ended June 30, 2022 and 2023, respectively and $9.8 million and $5.5 million for the six months ended June 30, 2022 and 2023, respectively, for property, plant and equipment. In addition, we recorded depreciation expense of $3.4 million and $3.7 million for the three months ended June 30, 2022 and 2023, respectively and $6.7 million and $7.2 million for the six months ended June 30, 2022 and 2023, respectively.
Cemetery Property
Cemetery property was $104.2 million and $112.8 million, net of accumulated amortization of $59.0 million and $61.7 million at December 31, 2022 and June 30, 2023, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.4 million for both the three months ended June 30, 2022 and 2023 and $3.7 million and $3.5 million for the six months ended June 30, 2022 and 2023, respectively. We recorded amortization expense for cemetery interment rights of $1.7 million and $1.9 million for the three months ended June 30, 2022 and 2023, respectively and $3.0 million and $3.1 million for the six months ended June 30, 2022 and 2023, respectively.
During the six months ended June 30, 2023, we acquired cemetery property for $9.0 million related to our 2023 business combination, described in Note 3 to the Consolidated Financial Statements. We also divested two cemeteries that had a carrying value of cemetery property of $0.8 million, which was included in the loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Income Taxes
Income tax expense was $4.2 million and $3.4 million for the three months ended June 30, 2022 and 2023, respectively and $9.3 million and $6.9 million for the six months ended June 30, 2022 and 2023, respectively. Our operating tax rate before discrete items was 28.0% for both the three months ended June 30, 2022 and 2023 and 27.2% and 28.5% for the six months ended June 30, 2022 and 2023, respectively.
Subsequent Events
We have evaluated events and transactions during the period subsequent to June 30, 2023 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
The measurement period to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of 12 months from the date of the acquisition or as soon as we receive the information we are seeking about facts and circumstances that existed as of the acquisition date. Subsequent to our initial purchase price allocation for this acquisition made during the first quarter of 2023, we have adjusted our purchase price allocation based on additional information which became available prior to June 30, 2023. Provisional estimates for cemetery property have been recorded for the acquisition as our valuation has not been finalized at June 30, 2023.

The following table summarizes the breakdown of the purchase price allocation for our 2023 acquisition (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$7,087	$131	$7,218
Preneed trust assets	—	11,428	11,428
Property, plant & equipment	12,577	245	12,822
Cemetery property	9,035	—	9,035
Goodwill	13,612	(106)	13,506
Intangible and other non-current assets	3,763	—	3,763
Assumed liabilities	(300)	(66)	(366)
Preneed trust liabilities	—	(11,428)	(11,428)
Deferred revenue	(1,774)	(204)	(1,978)
Purchase price	$44,000	$—	$44,000
The current assets relate to accounts receivable and inventory. The intangible and other non-current assets relate to the fair value of tradenames and right-of-use operating lease assets. The assumed liabilities relate to operating lease obligations and commissions payable.
The following table summarizes the fair value of the assets acquired and liabilities assumed for this business (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
March 22, 2023	Three Funeral Homes, Two Cemeteries and One Cremation Focused Business	Bakersfield, CA	$44,266	$13,506	$(13,772)
We did not acquire any businesses during the six months ended June 30, 2022.
4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2022	June 30, 2023
Goodwill at the beginning of the period	$391,972	$410,137
Increase in goodwill related to acquisitions	19,511	13,506
Decrease in goodwill related to divestitures	(901)	—
Decrease in goodwill related to assets held for sale	(445)	—
Goodwill at the end of the period	$410,137	$423,643
During the six months ended June 30, 2023, we recognized $13.5 million in goodwill related to our 2023 business combination; $4.5 million was allocated to our cemetery segment and $9.0 million was allocated to our funeral home segment.
5.DIVESTED OPERATIONS
During the three months ended June 30, 2023, we merged one funeral home with another business we own in an existing market. During the six months ended June 30, 2023, we sold one funeral home and two cemeteries for an aggregate of $0.8 million and merged one funeral home with another business we own in an existing market.
During the three months ended June 30, 2022, we merged one funeral home with another business we own in an existing market. During the six months ended June 30, 2022, we sold two funeral homes for an aggregate of $0.9 million and merged one funeral home with another business we own in an existing market.

The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Revenue	$63	$—	$296	$66

Operating income (loss)	(4)	(2)	25	24
Loss on divestitures(1)	—	—	(703)	(82)
Income tax benefit	1	1	184	17
Net loss from divested operations, after tax	$(3)	$(1)	$(494)	$(41)

(1)	Loss on divestitures is recorded in Net (gain) loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
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
Accounts receivable is comprised of the following (in thousands):

	June 30, 2023
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$7,439	$17,504	$—	$24,943
Other receivables	616	359	136	1,111
Allowance for credit losses	(284)	(1,131)	—	(1,415)
Accounts receivable, net	$7,771	$16,732	$136	$24,639

	December 31, 2022
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,518	$14,429	$—	$23,947
Other receivables	643	833	48	1,524
Allowance for credit losses	(311)	(702)	—	(1,013)
Accounts receivable, net	$9,850	$14,560	$48	$24,458
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by segment (in thousands):

	January 1, 2023	Provision for Credit Losses	Write Offs	Recoveries	June 30, 2023
Trade and financed receivables:
Funeral	$(311)	$(562)	$1,183	$(594)	$(284)
Cemetery	(702)	(295)	(134)	—	(1,131)
Total allowance for credit losses on trade and financed receivables	$(1,013)	$(857)	$1,049	$(594)	$(1,415)
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.9 million and $10.3 million at December 31, 2022 and June 30, 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.

Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2022	June 30, 2023
Interment rights	$45,351	$56,781
Merchandise and services	8,585	10,242
Unearned finance charges	4,894	5,316
Preneed cemetery receivables	$58,830	$72,339
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2022	June 30, 2023
Preneed cemetery receivables	$58,830	$72,339
Less: unearned finance charges	(4,894)	(5,316)
Preneed cemetery receivables, at amortized cost	$53,936	$67,023
Less: allowance for credit losses	(1,985)	(3,172)
Less: balances due on undelivered cemetery preneed contracts	(11,552)	(14,204)
Less: amounts in accounts receivable	(13,727)	(16,373)
Preneed cemetery receivables, net	$26,672	$33,274
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2023	Provision for Credit Losses	Write Offs	June 30, 2023
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,283)	$(487)	$(271)	$(2,041)
The amortized cost basis of our preneed cemetery receivables by year of origination at June 30, 2023 is as follows (in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Total preneed cemetery receivables, at amortized cost	$20,254	$23,893	$12,418	$6,082	$2,563	$1,813	$67,023
The aging of past due preneed cemetery receivables at June 30, 2023 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,376	$700	$273	$3,304	$5,653	$47,166	$52,819
Deferred revenue	361	224	95	1,150	1,830	17,690	19,520
Total contracts	$1,737	$924	$368	$4,454	$7,483	$64,856	$72,339
Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $11.6 million and $14.2 million at December 31, 2022 and June 30, 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
At June 30, 2023, the carrying value and fair value of our Credit Facility was $204.0 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At June 30, 2023, the carrying value of our acquisition debt was $3.9 million, which approximated its fair value. The fair value of our Senior Notes was $343.1 million at June 30, 2023 based on the last traded or broker quoted price.
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
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The value of the investments in this fund cannot be redeemed because the investments include restrictions that do not allow for redemption within the first 12 months after acquisition. Our unfunded commitment for this investment at June 30, 2023 is $10.0 million.
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. See Notes 8 and 9 to our Consolidated Financial Statements for the fair value hierarchy levels of our trust investments.
8.TRUST INVESTMENTS
Preneed trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed funeral and cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. These earnings are recognized in Other revenue on our Consolidated Statements of Operations, when a service is performed or merchandise is delivered. Trust management fees charged by our wholly-owned registered investment advisory firm (“CSV RIA”) are included as revenue in the period in which they are earned. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2022	June 30, 2023
Preneed cemetery trust investments, at market value	$98,269	$92,898
Less: allowance for contract cancellation	(3,204)	(3,024)
Preneed cemetery trust investments	$95,065	$89,874

The cost and market values associated with preneed cemetery trust investments at June 30, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,330	$—	$—	$8,330
Fixed income securities:
U.S. agency obligations	2	803	—	(65)	738
Foreign debt	2	10,978	1,028	(421)	11,585
Corporate debt	2	14,593	180	(4,625)	10,148
Preferred stock	2	11,553	449	(1,521)	10,481
Certificates of deposit	2	79	—	(9)	70
Common stock	1	38,955	6,335	(7,183)	38,107
Limited partnership fund		3,579	—	(1)	3,578
Mutual funds:
Equity	1	554	—	(52)	502
Fixed income	2	11,379	17	(2,846)	8,550
Trust securities		$100,803	$8,009	$(16,723)	$92,089
Accrued investment income		$809			$809
Preneed cemetery trust investments					$92,898
Market value as a percentage of cost					91.4%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$137
Due in one to five years	9,043
Due in five to ten years	4,782
Thereafter	19,060
Total fixed income securities	$33,022
The cost and market values associated with preneed cemetery trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,434	$—	$—	$10,434
Fixed income securities:
U.S. agency obligations	2	803	—	(72)	731
Foreign debt	2	12,241	910	(644)	12,507
Corporate debt	2	15,066	104	(4,139)	11,031
Preferred stock	2	12,560	436	(1,789)	11,207
Certificate of deposit	2	79	—	(8)	71
Common stock	1	42,929	5,102	(6,228)	41,803
Mutual funds:
Equity	1	362	—	(33)	329
Fixed income	2	12,324	10	(3,310)	9,024
Trust Securities		$106,798	$6,562	$(16,223)	$97,137
Accrued investment income		$1,132			$1,132
Preneed cemetery trust investments					$98,269
Market value as a percentage of cost					91.0%

The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at June 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$161	$(25)	$577	$(40)	$738	$(65)
Foreign debt	2,684	(100)	1,926	(321)	4,610	(421)
Corporate debt	4,560	(3,423)	2,950	(1,202)	7,510	(4,625)
Preferred stock	4,118	(825)	4,151	(696)	8,269	(1,521)
Certificates of deposit	—	—	70	(9)	70	(9)
Total fixed income securities with an unrealized loss	$11,523	$(4,373)	$9,674	$(2,268)	$21,197	$(6,641)
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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Investment income	$571	$689	$1,062	$1,279
Realized gains	6,870	728	8,893	2,001
Realized losses	(2,320)	(269)	(2,383)	(1,146)
Unrealized gains (losses), net	(15,977)	3,439	(9,100)	(8,714)
Expenses and taxes	(507)	(316)	(871)	(622)
Net change in deferred preneed cemetery receipts held in trust	11,363	(4,271)	2,399	7,202
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Purchases	$(309)	$(2,784)	$(1,624)	$(9,138)
Sales	461	2,817	661	5,862

Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2022	June 30, 2023
Preneed funeral trust investments, at market value	$107,995	$106,713
Less: allowance for contract cancellation	(3,442)	(3,396)
Preneed funeral trust investments	$104,553	$103,317
The cost and market values associated with preneed funeral trust investments at June 30, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$26,018	$—	$—	$26,018
Fixed income securities:
U.S treasury debt	1	485	—	(42)	443
Foreign debt	2	10,433	992	(385)	11,040
Corporate debt	2	13,219	166	(4,161)	9,224
Preferred stock	2	10,537	428	(1,443)	9,522
Common stock	1	35,390	6,071	(6,319)	35,142
Limited partnership fund		3,453	—	(1)	3,452
Mutual funds:
Equity	1	409	—	(48)	361
Fixed income	2	9,714	16	(2,479)	7,251
Other investments	2	3,521	—	—	3,521
Trust securities		$113,179	$7,673	$(14,878)	$105,974
Accrued investment income		$739			$739
Preneed funeral trust investments					$106,713
Market value as a percentage of cost					93.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$79
Due in one to five years	8,062
Due in five to ten years	4,443
Thereafter	17,645
Total fixed income securities	$30,229

The cost and market values associated with preneed funeral trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$29,641	$—	$—	$29,641
Fixed income securities:
U.S. treasury debt	1	484	—	(45)	439
Foreign debt	2	10,851	818	(555)	11,114
Corporate debt	2	12,735	89	(3,443)	9,381
Preferred stock	2	10,730	391	(1,564)	9,557
Common stock	1	36,478	4,485	(5,187)	35,776
Mutual funds:
Equity	1	326	—	(30)	296
Fixed income	2	9,907	9	(2,691)	7,225
Other investments	2	3,592	—	—	3,592
Trust securities		$114,744	$5,792	$(13,515)	$107,021
Accrued investment income		$974			$974
Preneed funeral trust investments					$107,995
Market value as a percentage of cost					93.3%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at June 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$443	$(42)	$443	$(42)
Foreign debt	2,538	(79)	1,774	(306)	4,312	(385)
Corporate debt	4,090	(3,227)	2,648	(934)	6,738	(4,161)
Preferred stock	4,080	(830)	3,523	(613)	7,603	(1,443)
Total fixed income securities with an unrealized loss	$10,708	$(4,136)	$8,388	$(1,895)	$19,096	$(6,031)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Investment income	$481	$577	$847	$1,063
Realized gains	6,147	703	7,890	1,943
Realized losses	(2,088)	(260)	(2,146)	(1,097)
Unrealized gains (losses), net	(13,927)	3,380	(7,400)	(7,205)
Expenses and taxes	(322)	(202)	(537)	(394)
Net change in deferred preneed funeral receipts held in trust	9,709	(4,198)	1,346	5,690
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Purchases	$—	$(2,687)	$(590)	$(8,750)
Sales	30	2,742	530	5,685
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2022	June 30, 2023
Cemetery perpetual care trust investments, at market value	$66,307	$78,363
Obligations due from trust	(812)	(774)
Care trusts’ corpus	$65,495	$77,589
The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at June 30, 2023 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,001	$—	$—	$6,001
Fixed income securities:
Foreign debt	2	9,753	853	(404)	10,202
Corporate debt	2	12,561	208	(4,054)	8,715
Preferred stock	2	10,990	384	(1,359)	10,015
Common stock	1	32,130	5,361	(5,874)	31,617
Limited partnership fund		2,969	—	(1)	2,968
Mutual funds:
Equity	1	458	—	(45)	413
Fixed income	2	10,119	15	(2,411)	7,723
Trust securities		$84,981	$6,821	$(14,148)	$77,654
Accrued investment income		$709			$709
Cemetery perpetual care investments					$78,363
Market value as a percentage of cost					91.4%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	6,963
Due in five to ten years	4,183
Thereafter	17,786
Total fixed income securities	$28,932
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
The following table summarizes our fixed income securities (excluding mutual funds) within our cemetery perpetual care trust investment in an unrealized loss position at June 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,502	$(84)	$1,916	$(320)	$4,418	$(404)
Corporate debt	3,516	(2,774)	2,699	(1,280)	6,215	(4,054)
Preferred stock	3,369	(681)	4,108	(678)	7,477	(1,359)
Total fixed income securities with an unrealized loss	$9,387	$(3,539)	$8,723	$(2,278)	$18,110	$(5,817)

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
Cemetery perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Realized gains	$994	$671	$1,244	$831
Realized losses	(281)	(293)	(289)	(470)
Unrealized gains (losses), net	(10,844)	1,746	(6,116)	(7,327)
Net change in care trusts’ corpus	10,131	(2,124)	5,161	6,966
Total	$—	$—	$—	$—
Cemetery perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Investment income	$2,776	$2,881	$5,538	$6,078
Realized losses, net	(258)	(18)	(604)	(474)
Total	$2,518	$2,863	$4,934	$5,604
Purchases and sales of investments in the cemetery perpetual care trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Purchases	$(280)	$(2,310)	$(411)	$(6,711)
Sales	441	8,694	441	10,904
9.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2022	June 30, 2023
Preneed funeral trust funds, at cost	$20,594	$21,732
Less: allowance for contract cancellation	(618)	(652)
Receivables from preneed funeral trusts, net	$19,976	$21,080
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at December 31, 2022 and June 30, 2023. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

The composition of the preneed funeral trust funds at June 30, 2023 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,283	$6,283
Fixed income investments	12,590	12,590
Mutual funds and common stocks	2,855	2,581
Annuities	4	4
Total	$21,732	$21,458
The composition of the preneed funeral trust funds at December 31, 2022 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,071	$6,071
Fixed income investments	11,795	11,795
Mutual funds and common stocks	2,725	2,440
Annuities	3	3
Total	$20,594	$20,309
10.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2022	June 30, 2023
Tradenames	$25,610	$29,074
Capitalized commissions on preneed contracts, net of accumulated amortization of $2,990 and $3,375, respectively	4,048	4,350
Prepaid agreements not-to-compete, net of accumulated amortization of $3,515 and $3,576, respectively	1,877	1,592
Internal-use software, net of accumulated amortization of $200 and $300, respectively	1,271	1,935
Other	124	382
Intangible and other non-current assets, net	$32,930	$37,333
Tradenames
During the six months ended June 30, 2023, we increased the value of our tradenames by $3.5 million, with $1.3 million allocated to our funeral home segment and $2.2 million allocated to our cemetery segment, related to our 2023 business combination, described in Note 3 to the Consolidated Financial Statements.
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
Amortization expense was $174,000 and $196,000 for the three months ended June 30, 2022 and 2023, respectively and $344,000 and $385,000 for the six months ended June 30, 2022 and 2023, respectively.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $142,000 and $131,000 for the three months ended June 30, 2022 and 2023, respectively and $290,000 and $262,000 for the six months ended June 30, 2022 and 2023, respectively.
Internal-use Software
Internal-use software is amortized on a straight-line basis typically over three to five years. Amortization expense was $55,000 and $72,000 for the three months ended June 30, 2022 and 2023, respectively and $111,000 and $134,000 for the six months ended June 30, 2022 and 2023, respectively.

The aggregate amortization expense for our capitalized commissions, prepaid agreements and internal-use software as of June 30, 2023 is as follows (in thousands):

	Capitalized Commissions	Prepaid Agreements	Internal-use Software
Years ending December 31,
Remainder of 2023	$402	$257	$142
2024	759	424	303
2025	694	377	391
2026	628	262	378
2027	562	142	377
Thereafter	1,305	130	344
Total amortization expense	$4,350	$1,592	$1,935
11.CREDIT FACILITY AND ACQUISITION DEBT
At June 30, 2023, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2023, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 6.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility as of June 30, 2023.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	December 31, 2022	June 30, 2023
Credit Facility	$190,700	$204,000
Debt issuance costs, net of accumulated amortization of $1,926 and $2,202, respectively	(1,864)	(1,582)
Total Credit Facility	$188,836	$202,418

Acquisition debt	$3,993	$3,948
Less: current portion	(555)	(578)
Total acquisition debt, net of current portion	$3,438	$3,370
At June 30, 2023, we had outstanding borrowings under the Credit Facility of $204.0 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 27, 2023 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2023, we had $43.7 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate, plus an applicable margin based on our leverage ratio. At June 30, 2023, the prime rate margin was equivalent to 2.625% and the BSBY rate margin was 3.625%. The weighted average interest rate on our Credit Facility was 2.9% and 8.6% for the three months ended June 30, 2022 and 2023, respectively and 2.5% and 8.3% for the six months ended June 30, 2022 and 2023, respectively.

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Credit Facility interest expense	$1,314	$4,668	$2,161	$8,479
Credit Facility amortization of debt issuance costs	96	138	184	276
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Acquisition debt imputed interest expense	$79	$71	$159	$142
12. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2022	June 30, 2023
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $794 and $1,049, respectively	(3,706)	(3,451)
Debt issuance costs, net of accumulated amortization of $226 and $299, respectively	(1,051)	(978)
Carrying value of the Senior Notes	$395,243	$395,571
At June 30, 2023, the fair value of the Senior Notes, which are Level 2 measurements, was $343.1 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Senior Notes interest expense	$4,230	$4,250	$8,480	$8,500
Senior Notes amortization of debt discount	122	128	243	255
Senior Notes amortization of debt issuance costs	35	37	69	73
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 71 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and six months ended June 30, 2022 and 2023 was 4.42% and 4.30%, respectively.

13.LEASES
Our lease obligations consist of operating and finance leases related to real estate, equipment and vehicles. The components of lease cost are as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Income Statement Classification	2022	2023	2022	2023
Operating lease cost	Facilities and grounds expense(1)	$853	$917	$1,701	$1,792
Short-term lease cost	Facilities and grounds expense(1)	76	92	178	186
Variable lease cost	Facilities and grounds expense(1)	16	56	23	114

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$109	$109	$217	$217
Interest on lease liabilities	Interest expense	112	103	225	208
Total finance lease cost		221	212	442	425
Total lease cost		$1,166	$1,277	$2,344	$2,517

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Six months ended June 30,
	2022	2023
Cash paid for operating leases included in operating activities	$1,795	$1,934
Cash paid for finance leases included in financing activities	426	447
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Six months ended June 30,
	2022	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$576	$1,067
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2022	June 30, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,060	$17,123

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$6,770
Accumulated depreciation	Property, plant and equipment, net	(2,881)	(3,098)
Finance lease right-of-use assets, net		$3,889	$3,672

Operating lease current liabilities	Current portion of operating lease obligations	$2,203	$2,581
Finance lease current liabilities	Current portion of finance lease obligations	414	409
Total current lease liabilities		$2,617	$2,990

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$17,315	$16,860
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	4,743	4,537
Total non-current lease liabilities		$22,058	$21,397

Total lease liabilities		$24,675	$24,387

The average lease terms and discount rates at June 30, 2023 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	8.3	8.1%
Finance leases	11.1	8.1%
The aggregate future lease payments for non-cancelable operating and finance leases at June 30, 2023 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2023	$1,973	$423
2024	3,942	791
2025	3,651	736
2026	3,528	746
2027	3,375	746
Thereafter	10,011	4,064
Total lease payments	26,480	7,506
Less: Interest	(7,039)	(2,560)
Present value of lease liabilities	$19,441	$4,946
At June 30, 2023, we had no significant operating or finance leases that had not yet commenced.
14.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	—	$—	142,020	$4,634
Returned for payroll taxes	(49)	$(2)	39	$1	4,136	$205	1,473	$50
Cancelled	450	$16	776	$27	1,450	$47	1,826	$61

(1)
Restricted stock granted during the six months ended June 30 2023 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $32.63.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $40,000 and $394,000, for the three months ended June 30, 2022 and 2023, respectively and $97,000 and $572,000 for the six months ended June 30, 2022 and 2023, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	58,500	$959	214,191	$2,506
Granted(2)	—	$—	—	$—	310,000	$5,388	—	$—
Cancelled	18,138	$214	13,810	$152	25,138	$285	101,850	$1,334

(1)
Stock options granted during the six months ended June 30, 2022 and 2023 had a weighted average price of $49.48 and $32.69, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2022 vest over a five-year period and have a ten-year term. The options granted in 2023 vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

(2)
Stock options granted during the six months ended June 30, 2022 had a weighted average price of $49.48. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a seven-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

The fair value of the options granted during the six months ended June 30, 2023 was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	February 22, 2023
Expected holding period (years)	4.00
Awards granted	214,191
Dividend yield	1.38%
Expected volatility	43.68%
Risk-free interest rate	4.27%
Black-Scholes value	$11.70
Additional stock option activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
	Shares	Cash	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	—	N/A	17,300	N/A	18,736	N/A	29,300	N/A
Returned for option price(2)	—	$—	12,652	$—	8,125	$60	22,797	$—
Returned for payroll taxes(3)	—	$—	736	$20	1,601	$82	1,465	$41

(1)
Stock options exercised during the three months ended June 30, 2023 had a weighted average exercise price of $20.06 with an aggregate intrinsic value of $0.2 million. Stock options exercised during the six months ended June 30, 2022 and 2023 had a weighted average exercise price of $25.88 and $22.26, respectively, with an aggregate intrinsic value of $0.5 million and $0.3 million, respectively.

(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $550,000 and $735,000, for the three months ended June 30, 2022 and 2023, respectively and $1,188,000 and $1,445,000 for the six months ended June 30, 2022 and 2023, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	23,263	$1,100	—	$—	27,013	$1,262	—	$—
Cancelled	13,974	$134	2,795	$27	20,961	$201	40,181	$1,012
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $637,000 and $665,000 for the three months ended June 30, 2022 and 2023, respectively and $1,203,000 and $728,000 for the six months ended June 30, 2022 and 2023, respectively.
Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
ESPP	11,796	$33.70	16,386	$24.28	25,089	$39.86	38,042	$24.28
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2023
Dividend yield	1.30%
Expected volatility	53.51%
Risk-free interest rate	4.53%, 4.77%, 4.75%, 4.72%
Expected life (years)	0.25, 0.50, 0.75, 1.00

We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $152,000 and $163,000 for the three months ended June 30, 2022 and 2023, respectively and $351,000 and $415,000 for the six months ended June 30, 2022 and 2023 respectively.
Common Stock
Former Employee
Common stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	—	$—	30,000	$826
Returned for payroll taxes	—	$—	—	$—	—	$—	1,001	$28

(1)
During the six months ended June 30, 2023, we issued 30,000 shares of common stock to a former executive at a stock price of $27.54, in accordance with his Separation and Release agreement pertaining to his resignation from his position as the Company's Executive Vice President, Chief Financial Officer & Treasurer effective January 2, 2023.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for common stock awards of $826,000, for the six months ended June 30, 2023.
Good To Great Incentive Program
During the six months ended June 30, 2023, we issued 8,444 shares of our common stock to certain employees, which were valued at $0.3 million at a grant date stock price of $32.69. During the six months ended June 30, 2022, we issued 27,448 shares of our common stock to certain employees, which were valued at $1.4 million at a grant date stock price of $49.48.
Non-Employee Director and Board Advisor Compensation
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	2,372	$94	1,077	$35	5,041	$236	4,595	$142
Advisor to the Board(1)	126	$5	153	$5	219	$10	316	$10

(1)
Common stock granted during the three months ended June 30, 2022 and 2023 had a weighted average price of $39.65 and $32.47, respectively and $46.83 and $31.01 for six months ended June 30, 2022 and 2023, respectively.

On June 21, 2023, the Board elected Chad Fargason to serve as a Class II Director until the 2025 annual meeting of shareholders. Mr. Fargason was appointed to serve as the chairperson of the Corporate Governance Committee and a member of the Audit Committee. Concurrently with his appointment, the Board granted Mr. Fargason 910 shares of our common stock under our Director Compensation Policy, which were valued at approximately $25,000 based on the closing price on the grant date.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $184,000 and $189,000 for the three months ended June 30, 2022 and 2023, respectively and $385,000 and $355,000 for the six months ended June 30, 2022 and 2023, respectively.
Share Repurchase
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Number of Shares Repurchased	205,496	—	695,496	—
Average Price Paid Per Share	$40.02	$—	$49.22	$—
Dollar Value of Shares Repurchased	$8,224	$—	$34,234	$—

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At June 30, 2023, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividend
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Numerator for basic and diluted earnings per share:
Net income	$10,899	$8,286	$27,301	$17,130
Less: Earnings allocated to unvested restricted stock	(6)	(79)	(20)	(150)
Income attributable to common stockholders	$10,893	$8,207	27,281	16,980

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	14,798	14,793	15,020	14,776
Effect of dilutive securities:
Stock options	226	50	325	74
Performance awards	688	611	688	611
Denominator for diluted earnings per common share - weighted average shares outstanding	15,712	15,454	16,033	15,461

Basic earnings per common share:	$0.74	$0.55	$1.82	$1.14
Diluted earnings per common share:	$0.69	$0.53	$1.70	$1.10
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2020	2023
Antidilutive stock options	366,038	1,236,490	259,359	1,183,146
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At June 30, 2023, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.

16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended June 30, 2023
	Funeral	Cemetery	Total
Services	$39,799	$4,723	$44,522
Merchandise	21,211	4,244	25,455
Cemetery property	—	20,175	20,175
Other revenue	3,495	4,031	7,526
Total	$64,505	$33,173	$97,678

Three months ended June 30, 2022
	Funeral	Cemetery	Total
Services	$38,140	$4,410	$42,550
Merchandise	20,525	3,777	24,302
Cemetery property	—	16,974	16,974
Other revenue	3,273	3,501	6,774
Total	$61,938	$28,662	$90,600

Six months ended June 30, 2023
	Funeral	Cemetery	Total
Services	$83,401	$9,328	$92,729
Merchandise	44,180	8,178	52,358
Cemetery property	—	33,283	33,283
Other revenue	7,009	7,813	14,822
Total	$134,590	$58,602	$193,192

Six months ended June 30, 2022
	Funeral	Cemetery	Total
Services	$83,656	$8,631	$92,287
Merchandise	45,810	6,878	52,688
Cemetery property	—	30,200	30,200
Other revenue	6,827	6,759	13,586
Total	$136,293	$52,468	$188,761

The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended June 30, 2023	$17,898	$13,039	$(10,199)	$20,738
Three months ended June 30, 2022	18,485	10,421	(9,181)	19,725

Six months ended June 30, 2023	$40,091	$21,651	$(20,370)	$41,372
Six months ended June 30, 2022	43,947	18,639	(17,710)	44,876

Income (loss) before income taxes:
Three months ended June 30, 2023	$18,112	$13,183	$(19,593)	$11,702
Three months ended June 30, 2022	19,765	10,427	(15,072)	15,120

Six months ended June 30, 2023	$40,446	$21,854	$(38,252)	$24,048
Six months ended June 30, 2022	46,973	18,686	(29,055)	36,604

Total assets:
June 30, 2023	$796,043	$429,272	$16,771	$1,242,086
December 31, 2022	779,500	396,389	17,061	1,192,950
17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2022	June 30, 2023
Prepaid and other current assets:
Prepaid expenses	$4,077	$2,803
Federal income taxes receivable	507	678
Other current assets	149	129
Total prepaid and other current assets	$4,733	$3,610

Current portion of debt and lease obligations:
Acquisition debt	$555	$578
Finance lease obligations	414	409
Operating lease obligations	2,203	2,581
Total current portion of debt and lease obligations	$3,172	$3,568

Accrued and other liabilities:
Incentive compensation	$12,140	$8,337
Insurance	3,051	4,134
Unrecognized tax benefit	3,294	3,338
Vacation	3,430	3,714
Interest	2,329	2,462
Salaries and wages	2,263	2,310
Employee meetings and award trips	746	552
Commissions	743	974
Income tax payable	459	168
Ad valorem and franchise taxes	455	1,634
Perpetual care trust payable	222	400
Other accrued liabilities	1,489	1,541
Total accrued and other liabilities	$30,621	$29,564

Other long-term liabilities:
Incentive compensation	$2,541	$1,042
Other long-term liabilities	524	257
Total other long-term liabilities	$3,065	$1,299

Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2022	2023
Cash paid for interest	$10,901	$17,056
Cash paid for taxes	4,495	7,329

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, overhead, including talent recruitment, field and corporate incentive compensation, or other financial items; any statements of the plans, strategies and objectives of management for future operations or financing activities, including, but not limited to, capital allocation, the ability to obtain credit or financing, organizational performance, anticipated integration, performance and other benefits of recently completed and anticipated acquisitions, and cost and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements regarding future economic and market conditions or performance; any statements regarding the timing of the strategic alternatives review; the outcome of the strategic alternatives review, including whether any transaction occurs, at all; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•our ability to find and retain skilled personnel;
•the effects of our talent recruitment efforts, incentive and compensation plans and programs, including such effects on our Standards Operating Model and the Company’s operational and financial performance;
•our ability to execute our growth strategy, if at all;
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
•potential adverse impacts resulting from our recent announcement regarding our board of directors’ review of potential strategic alternatives for the Company;
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
At June 30, 2023, we operated 172 funeral homes in 26 states and 32 cemeteries in 11 states. We compete with other publicly held, privately held and independent operators of funeral and cemetery companies.
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
Recent Developments
Board of Directors - Resignation; Election; and Review of Potential Strategic Alternatives
On June 15, 2023, Dr. Achille Messac, a member of our Board of Directors (the “Board”), provided notice of his resignation from the Board, effective on that date. Dr. Messac’s resignation was not a result of any disagreement with the Company on any matter related to its operations, policies or practices.
On June 21, 2023, the Board elected Chad Fargason to serve as a Class II Director until the Company’s 2025 annual meeting of shareholders. Mr. Fargason was appointed to serve on the Audit Committee, along with being appointed Chairman of the Corporate Governance Committee.
On June 29, 2023, the Board announced it had initiated a process to explore potential strategic alternatives, possibly including a sale, merger or other potential strategic or financial transaction, to maximize shareholder value.
Leadership Changes
On June 21, 2023, the Board appointed Carlos R. Quezada, to serve as Chief Executive Officer (“CEO”), effective on that date, as part of a planned succession of Melvin C. Payne, founder and former CEO. Concurrently with the appointment of Mr. Quezada as CEO, Mr. Payne stepped down as CEO and the Board approved his appointment as Executive Chairman of the Board, effective on that date.
On June 21, 2023, the Board appointed Steven D. Metzger, to serve as President, along with remaining in his role as Secretary, effective on that date.
Strategic Partnership Agreement
On May 16, 2023, we received a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future.
Inflationary and Macroeconomic Trends
During the second quarter of 2023, we continued to experience modest cost increases and surcharges from our vendors and suppliers on merchandise and goods due to increases in the cost of raw materials, as well as broader inflationary, and global supply chain impacts, along with rising interest rates. For example, we experienced higher costs related to full-time hourly base rates, utilities, funeral supplies, merchandise costs, insurance, and increased borrowing costs under our Credit Facility.

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
Cemetery Operations
Our cemeteries provide interment rights (primarily grave sites, lawn crypts, mausoleum spaces and niches) and related cemetery merchandise (such as memorial markers, outer burial containers and monuments) and services (interments, inurnments and installation of cemetery merchandise) both on an atneed and preneed basis. Factors affecting our cemetery operating results include, but are not limited to: the size and success of our sales organization; local perceptions and heritage of our cemeteries; our ability to adapt to changes in the economy and consumer confidence; and our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.
Business Strategy
Our business strategy is based on strong, local leadership with entrepreneurial principles that is focused on sustainable long term market share, revenue and profitability growth in each local business. We believe Carriage has the most innovative operating model in the funeral and cemetery industry, which we are able to achieve through a decentralized, high-performance culture and operating framework linked with incentive compensation programs that attract top quality industry talent to our organization. We also believe that Carriage provides a unique consolidation and operating framework that offers a highly attractive succession planning solution for independent funeral home owners who want their legacy family business to remain operationally prosperous in their local communities.
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
4E Leadership Model
Our 4E Leadership Model requires strong local leadership in each business to grow an entrepreneurial, decentralized, high-value, personal service and sales business at sustainable profit margins. Our 4E Leadership Model is based upon principles established by Jack Welch during his tenure at General Electric, and is based upon 4E Leadership qualities essential to succeed in a high performance culture: Energy to get the job done; the ability to Energize others; the Edge necessary to make difficult decisions; and the ability to Execute and produce results. To achieve a high level within our Standards in a business year after year, we require our local Managing Partners that have the 4E Leadership skills to entrepreneurially grow the business by hiring, training and developing highly motivated and productive local teams.
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
Cash Flows
We began 2023 with $1.2 million in cash and ended the second quarter with $1.0 million in cash. At June 30, 2023, we had borrowings of $204.0 million outstanding on our Credit Facility compared to $190.7 million at December 31, 2022.
The following table sets forth the elements of cash flow (in thousands):

	Six months ended June 30,
	2022	2023
Cash at beginning of the year	$1,148	$1,170

Net cash provided by operating activities	30,177	39,187

Acquisitions of businesses and real property	(2,601)	(44,000)
Proceeds from divestitures and sale of other assets	3,720	1,973
Proceeds from insurance claims	2,167	1,092
Capital expenditures	(13,468)	(8,960)
Net cash used in investing activities	(10,182)	(49,895)

Net borrowings on our Credit Facility, acquisition debt and finance lease obligations	19,598	13,044
Payment of debt issuance for the Credit Facility and Senior Notes	(339)	—
Net proceeds from employee equity plans	774	804
Dividends paid on common stock	(3,455)	(3,340)
Purchase of treasury stock	(36,663)	—
Net cash provided by (used in) financing activities	(20,085)	10,508

Cash at end of the period	$1,058	$970
Operating Activities
For the six months ended June 30, 2023, cash provided by operating activities was $39.2 million compared to $30.2 million for the six months ended June 30, 2022. The increase of $9.0 million is primarily due to an $8.6 million withdrawal of realized capital gains and earnings from our preneed funeral and cemetery trust investments and receiving a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, offset by unfavorable working capital changes in accrued liabilities and accounts payable.
Investing Activities
Our investing activities, resulted in a net cash outflow of $49.9 million for the six months ended June 30, 2023 compared to $10.2 million for the six months ended June 30, 2022, an increase of $39.7 million.
Acquisition and Divestiture Activity
During the six months ended June 30, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business for $44.0 million. In addition, we sold one funeral home and two cemeteries for $0.8 million and real property for $1.2 million.
We also received proceeds of $1.1 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022 and a fire that occurred during the first quarter of 2023.
During the six months ended June 30, 2022, we sold real property for $2.9 million and we sold two funeral homes for an aggregate of $0.9 million and purchased real property for $2.6 million.
Capital Expenditures
For the six months ended June 30, 2023, capital expenditures (comprised of growth and maintenance spend) totaled $9.0 million compared to $13.5 million for the six months ended June 30, 2022, a decrease of $4.5 million.

The following tables present our growth and maintenance capital expenditures (in thousands):

	Six months ended June 30,
	2022	2023
Growth
Cemetery development	$3,673	$3,505
Renovations at certain businesses(1)	3,620	1,623
Other	193	109
Total Growth	$7,486	$5,237

(1)	During the six months ended June 30, 2023, we spent $0.5 million for renovations on two businesses that were affected by Hurricane Ian, which occurred during the third quarter of 2022 and $0.3 million for renovations on one business that was damaged by a fire, which occurred during the first quarter of 2023, all of which was reimbursed by our property insurance. During the six months ended June 30, 2022, we spent $2.1 million for renovations on two businesses that were affected by Hurricane Ida, which occurred during the third quarter of 2021, all of which was reimbursed by our property insurance.

	Six months ended June 30,
	2022	2023
Maintenance
General equipment and furniture	$2,347	$2,260
Facility repairs and improvements	1,599	249
Vehicles	1,129	443
Paving roads and parking lots	485	330
Other	422	441
Total Maintenance	$5,982	$3,723
Financing Activities
Our financing activities resulted in a net cash inflow of $10.5 million for the six months ended June 30, 2023 compared to a net cash outflow of $20.1 million for the six months ended June 30, 2022, an increase of $30.6 million.
During the six months ended June 30, 2023, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $13.0 million, offset by $3.3 million in dividends.
During the six months ended June 30, 2022, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $19.6 million, offset by $36.7 million for the purchase of treasury stock and $3.5 million in dividends.
Share Repurchase
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Number of Shares Repurchased	205,496	—	695,496	—
Average Price Paid Per Share	$40.02	$—	$49.22	$—
Dollar Value of Shares Repurchased	$8,224	$—	$34,234	$—
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At June 30, 2023, our share repurchase program had $48.9 million authorized for repurchases.

Cash Dividend
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at June 30, 2023 is as follows (in thousands):

June 30, 2023
Credit Facility	$204,000
Finance leases	4,946
Operating leases	19,441
Acquisition debt	3,948
Total	$232,335
Credit Facility
At June 30, 2023, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2023, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 6.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility as of June 30, 2023.
At June 30, 2023, we had outstanding borrowings under the Credit Facility of $204.0 million. We also had one letter of credit for $2.3 million under the Credit Facility. The letter of credit will expire on November 27, 2023 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2023, we had $43.7 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate, plus an applicable margin based on our leverage ratio. At June 30, 2023, the prime rate margin was equivalent to 2.625% and the BSBY rate margin was 3.625%. The weighted average interest rate on our Credit Facility was 2.9% and 8.6% for the three months ended June 30, 2022 and 2023, respectively and 2.5% and 8.3% for the six months ended June 30, 2022 and 2023, respectively.

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Credit Facility interest expense	$1,314	$4,668	$2,161	$8,479
Credit Facility amortization of debt issuance costs	96	138	184	276
The interest payments on our remaining borrowings under the Credit Facility will be determined based on the average outstanding balance of our borrowings and the prevailing interest rate during that time.
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes, equipment and vehicles under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes under finance leases with original terms ranging from ten to forty years. At June 30, 2023, operating and finance lease obligations were $35.3 million, with $5.0 million payable within 12 months.
The components of lease cost are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Operating lease cost	$853	$917	$1,701	$1,792
Short-term lease cost	76	92	178	186
Variable lease cost	16	56	23	114

Finance lease cost:
Depreciation of leased assets	$109	$109	$217	$217
Interest on lease liabilities	112	103	225	208
Total finance lease cost	221	212	442	425
Total lease cost	$1,166	$1,277	$2,344	$2,517
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years. At June 30, 2023, acquisition debt obligations were $5.5 million, with $0.8 million payable within 12 months. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Acquisition debt imputed interest expense	$79	$71	$159	$142
Senior Notes
At June 30, 2023, the principal amount of our 4.25% senior notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 71 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and six months ended June 30, 2022 and 2023 was 4.42% and 4.30%, respectively.
At June 30, 2023, the fair value of the Senior Notes, which are Level 2 measurements, was $343.1 million.
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Senior Notes interest expense	$4,230	$4,250	$8,480	$8,500
Senior Notes amortization of debt discount	122	128	243	255
Senior Notes amortization of debt issuance costs	35	37	69	73
At June 30, 2023, our future interest payments on our outstanding balance were $99.9 million, with $17.0 million payable within 12 months.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Revenue	$90,600	$97,678	$188,761	$193,192
Funeral contracts	11,006	11,431	24,521	23,846
Average revenue per funeral contract	$5,493	$5,492	$5,439	$5,510
Preneed interment rights (property) sold	3,511	3,391	5,889	5,895
Average price per preneed interment right sold	$4,337	$5,237	$4,398	$4,922
Gross profit	$27,712	$31,202	$62,190	$62,257
Net income	$10,899	$8,286	$27,301	$17,130
Revenue for the three months ended June 30, 2023 increased $7.1 million compared to the three months ended June 30, 2022, as we experienced a 3.9% increase in funeral contract volume, while the average revenue per funeral contract remained flat, and a 20.8% increase in the average price per interment right sold, slightly offset by a 3.4% decrease in the number of preneed interment rights (property) sold.
Gross profit for the three months ended June 30, 2023 increased $3.5 million compared to the three months ended June 30, 2022, primarily due to the increase in revenue from both our funeral home and cemetery segments.
Net income for the three months ended June 30, 2023 decreased $2.6 million compared to the three months ended June 30, 2022, primarily due to the following: (1) a $3.4 million increase in interest expense; (2) a $2.6 million impact from divestitures, disposals and insurance reimbursements; (3) a $1.0 million increase in general and administrative expenses, offset by (4) the $3.5 million increase in gross profit and (5) an $0.8 million decrease in income tax expense.
Revenue for the six months ended June 30, 2023 increased $4.4 million compared to the six months ended June 30, 2022, as we experienced a 1.3% increase in the average revenue per funeral contract, while funeral contract volume decreased 2.8%, and an 11.9% increase in the average price per interment right sold, while the number of preneed interment rights (property) sold remained flat. The contract volume decrease is primarily a result of the significant decline in COVID-19 related deaths in the first quarter of 2023 as compared to the same period in 2022, as these deaths now have a minimal impact on the overall death rate.
Gross profit for the six months ended June 30, 2023 increased $0.1 million compared to the six months ended June 30, 2022, due to the increase in revenue from our cemetery segment, offset by increases in operating expenses in both our funeral home and cemetery segments.
Net income for the six months ended June 30, 2023 decreased $10.2 million compared to the six months ended June 30, 2022, primarily due to the following: (1) a $6.4 million increase in interest expense; (2) a $3.5 million impact from divestitures, disposals and insurance reimbursements; (3) a $2.6 million increase in general and administrative expenses, offset by (4) a $2.4 million decrease in income tax expense.
Further discussion of revenue and the components of gross profit for our Funeral Home and Cemetery segments is presented under “– Results of Operations.”

Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended June 30, 2023 issued on August 2, 2023, and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Gross profit	$27,712	$31,202	$62,190	$62,257

Cemetery property amortization	1,704	1,892	3,036	3,093
Field depreciation expense	3,253	3,555	6,550	6,912
Regional and unallocated funeral and cemetery costs	5,966	4,131	12,313	9,568
Operating profit(1)	$38,635	$40,780	$84,089	$81,830

(1)	Operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of operating profit (a non-financial GAAP measure) by segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Funeral Home	$24,152	$23,947	$57,887	$52,913
Cemetery	14,483	16,833	26,202	28,917
Operating profit	$38,635	$40,780	$84,089	$81,830

Operating profit margin(1)	42.6%	41.7%	44.5%	42.4%

(1)	Operating profit margin is defined as operating profit as a percentage of revenue.
Further discussion of operating profit for our Funeral Home and Cemetery segments is presented under “– Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022.
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
The term “divested” when discussed in the Funeral Home segment, refers to one funeral home we sold in the six months ended June 30, 2023 and two funeral homes we sold in the six months ended June 30, 2022. The term “divested” when discussed in the Cemetery segment, refers to two cemeteries we sold during the six months ended June 30, 2023.
“Planned divested” refers to the funeral home and cemetery businesses that we intend to divest.
“Ancillary” in the Funeral Home segment represents our flower shop, our monument company, our pet cremation business and our online cremation businesses.
Cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs, are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in gross profit, a GAAP financial measure.
Funeral Home Segment
The following table sets forth certain information regarding our revenue and operating profit for our funeral home operations (in thousands):

	Three months ended June 30,
	2022	2023
Revenue:
Operating	$58,108	$60,800
Divested/planned divested	557	210
Ancillary	980	1,232
Other	2,293	2,263
Total	$61,938	$64,505

Operating profit:
Operating	$21,999	$21,891
Divested/planned divested	14	29
Ancillary	151	73
Other	1,988	1,954
Total	$24,152	$23,947

The following operating measures reflect the significant metrics over this comparative period:

Contract volume	10,912	11,398
Average revenue per contract, excluding preneed funeral trust earnings	$5,325	$5,334
Average revenue per contract, including preneed funeral trust earnings	$5,488	$5,489
Cremation rate	57.4%	58.4%
Funeral home operating revenue increased $2.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in operating revenue is primarily driven by a 4.5% increase in contract volume, while the average revenue per contract excluding preneed interest remained flat. The contract volume increase is primarily due to our newly acquired funeral home businesses, which were not present in the comparative quarter of 2022.

Funeral home operating profit for the three months ended June 30, 2023 decreased $0.1 million when compared to the same period in 2022, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 190 basis points to 36.0%. Operating expenses as a percentage of revenue increased 1.9% with the largest increases in salary and benefits expenses of 1.4% and general and administrative expenses of 0.5%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities and funeral supplies.
Ancillary revenue, which represents revenue from our flower shop, pet cremation and online cremation businesses increased $0.3 million and Ancillary operating profit decreased $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Other revenue and other operating profit, which consists of preneed funeral insurance commissions and preneed funeral trust and insurance remained flat for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
The following table sets forth certain information regarding our revenue and operating profit for our funeral home operations (in thousands):

	Six months ended June 30,
	2022	2023
Revenue:
Operating	$128,127	$127,044
Divested/planned divested	1,339	537
Ancillary	2,050	2,289
Other	4,777	4,720
Total	$136,293	$134,590

Operating profit:
Operating	$53,183	$48,416
Divested/planned divested	151	106
Ancillary	372	219
Other	4,181	4,172
Total	$57,887	$52,913

The following operating measures reflect the significant metrics over this comparative period:

Contract volume	24,271	23,746
Average revenue per contract, excluding preneed funeral trust earnings	$5,279	$5,350
Average revenue per contract, including preneed funeral trust earnings	$5,438	$5,510
Cremation rate	57.2%	58.7%
Funeral home operating revenue decreased $1.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in operating revenue is primarily driven by a 2.2% decrease in contract volume, which was partially offset by a 1.3% increase in the average revenue per contract excluding preneed interest. The contract volume decrease is primarily a result of the significant decline in COVID-19 related deaths in the first quarter of 2023 as compared to the same period in 2022, as these deaths now have a minimal impact on the overall death rate. The increase in average revenue per contract is primarily due to a combination of price increases and our continued focus on educating families on the many products and service options that are available with burials and cremations.
Funeral home operating profit for the six months ended June 30, 2023 decreased $4.8 million when compared to the same period in 2022, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 340 basis points to 38.1%. Operating expenses as a percentage of revenue increased 3.4% with the largest increases in salary and benefits expenses of 1.9%, facilities and grounds expenses of 0.7%, general and administrative expenses of 0.5% and other funeral costs of 0.3%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities and funeral supplies.

Ancillary revenue, which represents revenue from our flower shop, pet cremation and online cremation businesses increased $0.2 million and Ancillary operating profit decreased $0.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Other revenue and other operating profit, which consists of preneed funeral insurance commissions and preneed funeral trust and insurance, remained flat for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Cemetery Segment
The following table sets forth certain information regarding our revenue and operating profit for our cemetery operations (in thousands):

	Three months ended June 30,
	2022	2023
Revenue:
Operating	$25,104	$29,142
Divested/planned divested	57	—
Other	3,501	4,031
Total	$28,662	$33,173

Operating profit (loss):
Operating	$11,136	$12,940
Divested/planned divested	(18)	(2)
Other	3,365	3,895
Total	$14,483	$16,833

The following operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	66.0%	67.0%
Preneed revenue (in thousands)	$16,476	$19,385
Atneed revenue (in thousands)	$8,628	$9,757
Number of preneed interment rights sold	3,506	3,391
Average price per interment right sold	$4,341	$5,237
Cemetery operating revenue increased $4.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as we experienced a 20.6% increase in the average price per preneed interment right sold, slightly offset by a 3.3% decrease in preneed interment rights sold. Cemetery atneed revenue, which represents 33.0% of our total operating revenue, increased $1.1 million for the three months ended June 30, 2023, compared to the same period of the prior year, primarily due to an increase in sales of merchandise and services from our newly acquired cemetery businesses, not present in the comparative quarter of 2022.
Cemetery operating profit increased $1.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to the increase in revenue. The comparable operating profit margin remained flat at 44.4%. Operating expenses as a percent of operating revenue also remained flat.
Other revenue, which consists of preneed cemetery trust revenue and preneed cemetery finance charges, increased $0.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase is primarily due to realized capital gains in the current year compared to the prior year and an increase in income in our perpetual care trust fund. Other operating profit increased $0.5 million for the same comparative period, primarily due to the increase in revenue.

The following table sets forth certain information regarding our revenue and operating profit for our cemetery operations (in thousands):

	Six months ended June 30,
	2022	2023
Revenue:
Operating	$45,579	$50,747
Divested/planned divested	130	42
Other	6,759	7,813
Total	$52,468	$58,602

Operating profit (loss):
Operating	$19,731	$21,333
Divested/planned divested	(14)	10
Other	6,485	7,574
Total	$26,202	$28,917

The following operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	63.0%	63.0%
Preneed revenue (in thousands)	$28,555	$31,833
Atneed revenue (in thousands)	$17,024	$18,914
Number of preneed interment rights sold	5,871	5,890
Average price per interment right sold	$4,409	$4,924
Cemetery operating revenue increased $5.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, as we experienced an 11.7% increase in the average price per preneed interment right sold, while the number of preneed interment rights sold remained flat. Cemetery atneed revenue, which represents 37.0% of our total operating revenue increased $1.9 million for the six months ended June 30, 2023, compared to the same period of the prior year, primarily due to an increase in sales of merchandise and services from our newly acquired cemetery businesses, which were not present in the comparative period of 2022.
Cemetery operating profit increased $1.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The comparable operating profit margin decreased 130 basis point to 42.0%. Operating expenses as a percent of operating revenue increased 1.2% primarily due to an increase in salary and benefits expenses.
Other revenue, which consists of preneed cemetery trust revenue and preneed cemetery finance charges, increased $1.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase is primarily due to an increase in income in our perpetual care trust fund and an increase in finance charges on preneed sales. Other operating profit increased $1.1 million for the same comparative period, primarily due to the increase in revenue.
Cemetery property amortization. Cemetery property amortization totaled $1.9 million and $3.1 million for the three and six months ended June 30, 2023, respectively, an increase of $0.2 million and $0.1 million, respectively, compared to the same period in 2022, primarily due to the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.6 million and $6.9 million for the three and six months ended June 30, 2023, respectively, an increase of $0.3 million and $0.4 million, respectively, compared to the same period in 2022, primarily due to acquisitions made in latter half of 2022 and our March 2023 acquisition.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $4.1 million for the three months ended June 30, 2023, a decrease of $1.8 million compared to the same period in 2022, primarily due to the following: (1) a $0.7 million decrease in cash incentives and equity compensation; (2) a $0.7 million decrease in incentive award trips and annual managing partner meetings and (3) a $0.4 million decrease in other expenses.
Regional and unallocated funeral and cemetery costs totaled $9.6 million for the six months ended June 30, 2023, a decrease of $2.7 million compared to the same period in 2022, primarily due to the following: (1) a $1.3 million decrease in cash incentives and equity compensation; (2) a $1.1 million decrease in incentive award trips and annual managing partner meetings and (3) a $0.3 million decrease in other expenses.

Other Financial Statement Items
General, administrative and other. General, administrative and other expenses, which includes salaries and benefits, cash and equity incentive compensation for the Houston support office totaled $10.2 million for the three months ended June 30, 2023, an increase of $1.0 million compared to the same period in 2022, primarily due to the following: (1) $1.4 million increase in salary and benefits expense and cash and equity incentive compensation, as a result of having a complete senior leadership team, including current year executive promotions, offset by (2) a $0.4 million decrease in other expenses, including lower online marketing costs and travel costs.
General, administrative and other expenses totaled $20.4 million for the six months ended June 30, 2023, an increase of $2.6 million compared to the same period in 2022, primarily due to the following: (1) a $3.2 million increase in salary and benefits expense and cash and equity incentive compensation, as a result of having a complete senior leadership team, including current year executive promotions, offset by (2) a $0.6 million decrease in other expenses, including lower online marketing costs and travel costs.
Net (gain) loss on divestitures, disposals and impairments charges. The components of Net (gain) loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Net (gain) loss on divestitures	$(1,278)	$—	$(575)	$82
Impairments related to assets held for sale	—	243	—	243
Net loss on disposals of fixed assets	85	22	149	181
Total	$(1,193)	$265	$(426)	$506
During the six months ended June 30, 2023, we sold one funeral home and two cemeteries for a loss of $0.1 million. We also recognized an impairment of $0.2 million related to property, plant and equipment for assets held for sale.
During the six months ended June 30, 2022, we sold real property and two funeral homes for a net gain of $0.6 million.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Senior Notes	$4,387	$4,414	$8,793	$8,827
Credit Facility	1,409	4,806	2,344	8,755
Finance leases	112	103	225	209
Acquisition debt	79	71	159	142
Other	1	2	9	2
Total	$5,988	$9,396	$11,530	$17,935
Net (gain) loss on property damage, net of insurance claims. During the three and six months ended June 30, 2023, we recorded a $0.2 million gain and $36,000 loss, respectively, net of insurance proceeds, primarily for property damaged by a fire that occurred during first quarter of 2023.
During the three and six months ended June 30, 2022, we recorded a $1.4 million gain and $3.3 million gain, net of insurance proceeds, for property damaged by Hurricane Ida that occurred during the third quarter of 2021.
Other, net. During the three and six months ended June 30, 2023, we recorded a $0.1 million gain and $0.6 million gain, respectively, on the sale of other real property not used in business operations.
Income taxes. Income tax expense totaled $3.4 million for the three months ended June 30, 2023, a decrease of $0.8 million compared to the same period in 2022, primarily due to lower pre-tax income in the current period. Our operating tax rate before discrete items was 28.0% for both the three months ended June 30, 2023 and 2022.
Income tax expense totaled $6.9 million for the six months ended June 30, 2023, a decrease of $2.4 million compared to the same period in 2022, primarily due to lower pre-tax income in the current period. Our operating tax rate before discrete items was 28.5% and 27.2% for six months ended June 30, 2023 and 2022, respectively.

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
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate and may be further affected by epidemics and pandemics, like COVID-19, including any new or emerging public health threats. Generally, the number of deaths is higher during the winter months because the incidences of death from influenza and pneumonia are higher during this period than other periods of the year. For example, we experienced fluctuations in the death rate due to COVID-19, with a result of increased deaths during the duration of the pandemic. Although deaths directly attributable from COVID-19 now have minimal direct impact on the overall death rate, the overall death rate remains higher than the pre-COVID-19 pandemic period. As a result, we are unable to predict or forecast the duration or variation of this increased death rate with any certainty.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks other than those related to the impact of health and safety concerns from epidemics and pandemics and and inflation, which are described in more detail in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2023 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at June 30, 2023 are presented in Part 1, Item 1, Financial Statements, Note 8 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.19% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At June 30, 2023, we had outstanding borrowings under the Credit Facility of $204.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or the BSBY rate plus a margin. At June 30, 2023, the prime rate margin was equivalent to 2.625% and the BSBY rate margin was 3.625%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $2.0 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At June 30, 2023, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.6 million and the fair value of the Senior Notes was $343.1 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.
Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at June 30, 2023 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Item 1A.Risk Factors.
Risk Factor Update
In light of our recent announcement regarding the Board’s review of potential strategic alternatives for the Company and recent developments affecting the financial services industry, we are also supplementing the risk factors set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 with the new risk factors set out below. The risk factors below should be carefully read in conjunction with the risk factors set out in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ending March 31, 2023 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
RISKS RELATED TO OUR BUSINESS
Risks Related to Review of Strategic Alternatives Process and a Potential Strategic Transaction
We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.
On June 29, 2023, we announced our Board had initiated a process to explore potential strategic alternatives, possibly including, but not limited to, a sale, merger or other potential strategic or financial transaction, aimed at increasing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction. Our Board may also determine that our most effective strategy is to continue to execute on our current strategy.
The process of reviewing strategic alternatives may be costly, time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We have incurred, and may in the future incur, significant costs associated with identifying, evaluating and negotiating potential strategic alternatives, such as legal, financial advisor and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed, decreasing cash available for use in our business.
There can be no assurance that any potential transaction, or series of transactions, or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may impact our business performance and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and key employees. Our Board has not set a timetable for the conclusion of this review, nor has it made any definitive decisions related to taking any further actions or potential strategic options at this time or at all.
Even if we are successful in completing a strategic alternative, we may be exposed to other operational and financial risks.
Although there can be no assurance that a strategic alternative will result from the process we have undertaken to explore potential strategic alternatives, the negotiation and consummation of any such transaction, if completed, will require significant time on the part of our management, which could result in disruption to our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including, but not limited to:
•increased near-term and long-term expenditures;
•exposure to unknown liabilities;
•higher than expected acquisition or integration costs;
•incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any acquiring or acquired business with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain key employees of our Company or any acquired or merged business; and
•possibility of future litigation.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

April 1, 2023 - April 30, 2023	39	$28.18	—	$48,898,769
May 1, 2023 - May 31, 2023	—	$—	—	$48,898,769
June 1, 2023 - June 30, 2023	—	$—	—	$48,898,769
Total for quarter ended June 30, 2023	39		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Part I, Item 1, Financial Statements, Note 14 for additional information on our publicly announced share repurchase program.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 Stock Selling Plan
On March 13, 2023, Melvin C. Payne, Executive Chairman of the Board of Directors of the Company entered into a stock trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Plan”). Rule 10b5-1 permits officers and directors of public companies, who routinely become aware of material nonpublic information and therefore are unable to sell company securities until the information has been made public, to plan in advance for their liquidity or other needs by adopting, at a time when they are not in possession of material non-public information, a written plan providing for securities transactions to occur over specified future periods of time under specified conditions. Once an individual has entered into a Rule 10b5-1 trading plan, the individual has no discretion or control over whether or when transactions in Company securities will occur pursuant to the Plan.
Mr. Payne’s Plan provides for sales of Company securities as part of his long-term asset diversification, tax, estate and financial planning strategy, and is in accordance with the Company’s Insider Trading & Anti-Hedging Policy. Under the terms of the Plan, Mr. Payne will sell 50,000 shares of the Company’s common stock on a specified date every three months beginning on June 13, 2023 and continuing through December 31, 2024. Accordingly, the maximum number of shares to be sold under the Plan is 350,000.
Any transactions under the Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by applicable law.
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

CARRIAGE SERVICES, INC.
Date:	August 7, 2023	/s/ L. Kian Granmayeh
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

3.3
Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002, filed on August 13, 2002.

3.4	Amended and Restated By-Laws of Carriage Services, Inc. dated June 21, 2023. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2023.

*10.1	Second Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Melvin C. Payne.†

*10.2	Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Carlos R. Quezada.†

*10.3	Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Steven D. Metzger.†

*31.1	Certification of Periodic Financial Reports by Carlos R. Quezada in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. Kian Granmayeh in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Carlos R. Quezada and L. Kian Granmayeh in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 __________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.