Form 10-Q
period 2023-09-30
CARRIAGE SERVICES INC
filed 2023-11-09
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 3, 2023 was 14,981,459.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	December 31, 2022	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$1,675
Accounts receivable, net	24,458	25,524
Inventories	7,613	9,088
Prepaid and other current assets	4,733	4,030
Total current assets	37,974	40,317
Preneed cemetery trust investments	95,065	92,583
Preneed funeral trust investments	104,553	106,433
Preneed cemetery receivables, net	26,672	34,332
Receivables from preneed funeral trusts, net	19,976	21,295
Property, plant and equipment, net	278,106	288,407
Cemetery property, net	104,170	113,199
Goodwill	410,137	423,643
Intangible and other non-current assets, net	32,930	37,221
Operating lease right-of-use assets	17,060	15,987
Cemetery perpetual care trust investments	66,307	82,042
Total assets	$1,192,950	$1,255,459
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,172	$3,811
Accounts payable	11,675	11,558
Accrued and other liabilities	30,621	37,977
Total current liabilities	45,468	53,346
Acquisition debt, net of current portion	3,438	3,335
Credit facility	188,836	185,856
Senior notes	395,243	395,737
Obligations under finance leases, net of current portion	4,743	6,724
Obligations under operating leases, net of current portion	17,315	15,736
Deferred preneed cemetery revenue	51,746	62,384
Deferred preneed funeral revenue	32,029	40,343
Deferred tax liability	48,820	48,907
Other long-term liabilities	3,065	1,504
Deferred preneed cemetery receipts held in trust	95,065	92,583
Deferred preneed funeral receipts held in trust	104,553	106,433
Care trusts’ corpus	65,495	81,299
Total liabilities	1,055,816	1,094,187
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,359,876 and 26,609,277 shares issued, respectively and 14,732,058 and 14,981,459 shares outstanding, respectively	264	266
Additional paid-in capital	238,780	241,141
Retained earnings	176,843	198,618
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	137,134	161,272
Total liabilities and stockholders’ equity	$1,192,950	$1,255,459
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Revenue:
Service revenue	$42,992	$43,708	$135,279	$136,437
Property and merchandise revenue	37,607	40,287	120,495	125,928
Other revenue	6,898	6,499	20,484	21,321
	87,497	90,494	276,258	283,686
Field costs and expenses:
Cost of service	22,317	22,650	65,805	69,202
Cost of merchandise	28,668	30,302	87,304	92,255
Cemetery property amortization	1,278	1,318	4,314	4,411
Field depreciation expense	3,281	3,634	9,831	10,546
Regional and unallocated funeral and cemetery costs	5,096	3,771	17,409	13,339
Other expenses	1,259	1,407	3,807	4,264
	61,899	63,082	188,470	194,017
Gross profit	25,598	27,412	87,788	89,669
Corporate costs and expenses:
General, administrative and other	10,383	11,303	28,123	31,682
Net (gain) loss on divestitures, disposals and impairments charges	(7)	423	(433)	929
Operating income	15,222	15,686	60,098	57,058

Interest expense	6,678	9,278	18,208	27,213
Net gain on property damage, net of insurance claims	—	(379)	(3,275)	(343)
Other, net	(95)	11	(78)	(636)
Income before income taxes	8,639	6,776	45,243	30,824
Expense for income taxes	2,640	2,058	12,578	8,899
Tax adjustment related to discrete items	139	73	(496)	150
Total expense for income taxes	2,779	2,131	12,082	9,049
Net income	$5,860	$4,645	$33,161	$21,775

Basic earnings per common share:	$0.40	$0.31	$2.22	$1.46
Diluted earnings per common share:	$0.38	$0.30	$2.09	$1.39

Dividends declared per common share:	$0.1125	$0.1125	$0.3375	$0.3375

Weighted average number of common and common equivalent shares outstanding:
Basic	14,689	14,820	14,908	14,791
Diluted	15,537	15,514	15,849	15,480
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended September 30,
	2022	2023
Cash flows from operating activities:
Net income	$33,161	$21,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,611	15,623
Provision for credit losses	2,292	2,314
Stock-based compensation expense	4,577	6,155
Deferred income tax expense	1,699	87
Amortization of intangibles	957	982
Amortization of debt issuance costs	397	524
Amortization and accretion of debt	368	384
Net (gain) loss on divestitures, disposals and impairment charges	(433)	929
Net gain on property damage, net of insurance claims	(3,275)	(343)
Gain on sale of real property	—	(658)
Other	(153)	—

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(3,053)	(4,607)
Inventories, prepaid and other current assets	2,785	(52)
Intangible and other non-current assets	(1,381)	(2,285)
Preneed funeral and cemetery trust investments	(12,585)	990
Accounts payable	(2,451)	(117)
Accrued and other liabilities	(3,080)	5,297
Incentive payment from vendor	—	6,000
Deferred preneed funeral and cemetery revenue	2,852	11,110
Deferred preneed funeral and cemetery receipts held in trust	12,758	(2,259)
Net cash provided by operating activities	50,046	61,849

Cash flows from investing activities:
Acquisitions of businesses and real property	(8,876)	(44,000)
Proceeds from divestitures and sale of other assets	4,313	2,296
Proceeds from insurance claims	2,209	1,388
Capital expenditures	(20,346)	(13,069)
Net cash used in investing activities	(22,700)	(53,385)

Cash flows from financing activities:
Borrowings from the credit facility	114,600	68,100
Payments against the credit facility	(101,000)	(71,500)
Payment of debt issuance costs for the credit facility and senior notes	(339)	—
Payments on acquisition debt and obligations under finance leases	(314)	(491)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,438	1,207
Taxes paid on restricted stock vestings and exercise of stock options	(287)	(252)
Dividends paid on common stock	(5,108)	(5,023)
Purchase of treasury stock	(36,663)	—
Net cash used in financing activities	(27,673)	(7,959)

Net increase (decrease) in cash and cash equivalents	(327)	505
Cash and cash equivalents at beginning of period	1,148	1,170
Cash and cash equivalents at end of period	$821	$1,675
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended September 30, 2022

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2022	14,698	$263	$238,571	$162,763	$(278,753)	$122,844
Net income	—	—	—	5,860	—	5,860
Issuance of common stock from employee stock purchase plan	14	—	377	—	—	377
Issuance of common stock to directors and board advisor	2	—	76	—	—	76
Cancellation and surrender of restricted stock	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	1,416	—	—	1,416
Dividends on common stock	—	—	(1,653)	—	—	(1,653)
Balance – September 30, 2022	14,713	$263	$238,787	$168,623	$(278,753)	$128,920

	Three months ended September 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2023	14,958	$266	$240,681	$193,973	$(278,753)	$156,167
Net income	—	—	—	4,645	—	4,645
Issuance of common stock from employee stock purchase plan	12	—	284	—	—	284
Issuance of common stock to directors and board advisor	5	—	161	—	—	161
Exercise of stock options	7	—	(133)	—	—	(133)
Stock-based compensation expense	—	—	1,831	—	—	1,831
Dividends on common stock	—	—	(1,683)	—	—	(1,683)
Balance – September 30, 2023	14,982	$266	$241,141	$198,618	$(278,753)	$161,272

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Nine months ended September 30, 2022

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net income	—	—	—	33,161	—	33,161
Issuance of common stock from employee stock purchase plan	39	—	1,378	—	—	1,378
Issuance of common stock to directors and board advisor	7	—	322	—	—	322
Exercise of stock options	9	—	(22)	—	—	(22)
Cancellation and surrender of restricted stock	(6)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	4,255	—	—	4,255
Dividends on common stock	—	—	(5,108)	—	—	(5,108)
Treasury stock acquired	(695)	—	—	—	(34,234)	(34,234)
Other	27	—	1,358	—	—	1,358
Balance – September 30, 2022	14,713	$263	$238,787	$168,623	$(278,753)	$128,920

	Nine months ended September 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
Net income	—	—	—	21,775	—	21,775
Issuance of common stock from employee stock purchase plan	50	—	1,207	—	—	1,207
Issuance of common stock to directors and board advisor	11	—	338	—	—	338
Issuance of common stock to former executive	30	—	826	—	—	826
Issuance of restricted stock	142	2	(2)	—	—	—
Exercise of stock options	12	—	(174)	—	—	(174)
Cancellation and surrender of common and restricted stock	(3)	—	(78)	—	—	(78)
Stock-based compensation expense	—	—	4,991	—	—	4,991
Dividends on common stock	—	—	(5,023)	—	—	(5,023)
Other	8	—	276	—	—	276
Balance – September 30, 2023	14,982	$266	$241,141	$198,618	$(278,753)	$161,272
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home operations, which currently accounts for approximately 70% of our total revenue and Cemetery operations, which currently accounts for approximately 30% of our total revenue. At September 30, 2023, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states.
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

Deferred Revenue
During the nine months ended September 30, 2023, we withdrew $8.6 million of realized capital gains and earnings from our preneed funeral and cemetery trust investments. In certain states, we are allowed to make these withdrawals prior to the delivery of preneed merchandise and service contracts. The realized capital gains and earnings withdrawn increase our cash flow from operations, but are not recognized as revenue in our Consolidated Statements of Operations, however, they reduce our Preneed funeral trust investments and Preneed cemetery trust investments and increase our Deferred preneed funeral revenue and Deferred preneed cemetery revenue.
Additionally, during the nine months ended September 30, 2023, we received a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, which increased our cash flow from operations and Deferred preneed funeral revenue. The incentive payment will be deferred until we complete our implementation of the program and begin selling prearranged funeral services.
Goodwill
The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and cemeteries we acquire is recorded as goodwill. Goodwill has an indefinite life and is not subject to amortization. As such, we test goodwill for impairment on an annual basis as of August 31st each year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.
We performed our most recent annual goodwill impairment test as of August 31, 2023. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted a quantitative assessment in 2022 and a qualitative assessment in 2023. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
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
For our 2023 annual qualitative assessment, we determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than-not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill. For our 2022 annual quantitative assessment, there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value.
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
We performed our most recent annual intangible assets impairment test as of August 31, 2023. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted a quantitative assessment in 2022 and a qualitative assessment in 2023. In addition to our intangible assets annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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
As a result of our 2023 qualitative assessment, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded an impairment to the tradenames for two of our funeral homes of $0.2 million, during the three and nine months ended September 30, 2023, as the carrying amount of these tradenames exceeded the fair value. For our 2022 assessment, there was no impairment to intangibles assets.
See Note 10 to the Consolidated Financial Statements included herein for additional information related to our intangible assets.
Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2022	September 30, 2023
Land	$84,405	$85,660
Buildings and improvements	251,778	262,856
Furniture, equipment and automobiles	70,522	76,653
Property, plant and equipment, at cost	406,705	425,169
Less: accumulated depreciation	(128,599)	(136,762)
Property, plant and equipment, net	$278,106	$288,407
During the nine months ended September 30, 2023, we acquired $12.8 million of property, plant and equipment related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements. Additionally, we sold real property for $1.2 million, with a carrying value of $0.6 million, resulting in a gain on the sale of $0.6 million. We also divested one funeral home that had a carrying value of property, plant and equipment of $0.3 million, which was included in the loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
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
Our growth and maintenance capital expenditures totaled $5.3 million and $2.4 million for the three months ended September 30, 2022 and 2023, respectively and $15.1 million and $7.9 million for the nine months ended September 30, 2022 and 2023, respectively, for property, plant and equipment. In addition, we recorded depreciation expense of $3.4 million and $3.8 million for the three months ended September 30, 2022 and 2023, respectively and $10.1 million and $11.0 million for the nine months ended September 30, 2022 and 2023, respectively.

Cemetery Property
Cemetery property was $104.2 million and $113.2 million, net of accumulated amortization of $59.0 million and $63.0 million at December 31, 2022 and September 30, 2023, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.5 million and $1.6 million for the three months ended September 30, 2022 and 2023 and $5.2 million and $5.1 million for the nine months ended September 30, 2022 and 2023, respectively. We recorded amortization expense for cemetery interment rights of $1.3 million for both the three months ended September 30, 2022 and 2023 and $4.3 million and $4.4 million for the nine months ended September 30, 2022 and 2023, respectively.
During the nine months ended September 30, 2023, we acquired cemetery property for $9.0 million related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements. We also divested two cemeteries that had a carrying value of cemetery property of $0.8 million, which was included in the loss on the sale of divestitures and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Income Taxes
Income tax expense was $2.8 million and $2.1 million for the three months ended September 30, 2022 and 2023, respectively and $12.1 million and $9.0 million for the nine months ended September 30, 2022 and 2023, respectively. Our operating tax rate before discrete items was 30.6% and 30.4% for the three months ended September 30, 2022 and 2023, respectively and 27.8% and 28.9% for the nine months ended September 30, 2022 and 2023, respectively.
Subsequent Events
We have evaluated events and transactions during the period subsequent to September 30, 2023 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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

The following table summarizes the breakdown of the purchase price allocation for our Bakersfield, CA business acquisition (in thousands):

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
The current assets relate to accounts receivable and inventory. The intangible and other non-current assets relate to the fair value of tradenames and right-of-use operating lease assets. The assumed liabilities relate to operating lease obligations and commissions payable. As of September 30, 2023, our accounting for this acquisition is complete.
The following table summarizes the fair value of the assets acquired and liabilities assumed for this business (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
March 22, 2023	Three Funeral Homes, Two Cemeteries and One Cremation Focused Business	Bakersfield, CA	$44,266	$13,506	$(13,772)
On August 8, 2022, we acquired a business consisting of two funeral homes in Kissimmee, FL for $6.3 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
The following table summarizes the breakdown of the purchase price allocation for our Kissimmee, FL business acquisition (in thousands):

Purchase Price Allocation
Current assets	$28
Preneed trust assets	1,439
Property, plant & equipment	2,986
Goodwill	2,694
Intangible and other non-current assets	542
Preneed trust liabilities	(1,439)
Purchase price	$6,250
The intangible and other non-current assets relate to the fair value of tradenames and non-compete agreements.
The following table summarizes the fair value of the assets acquired and liabilities assumed for our Kissimmee, FL business acquisition (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
August 8, 2022	Two Funeral Homes	Kissimmee, FL	$4,995	$2,694	$(1,439)

4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2022	September 30, 2023
Goodwill at the beginning of the period	$391,972	$410,137
Increase in goodwill related to acquisitions	19,511	13,506
Decrease in goodwill related to divestitures	(901)	—
Decrease in goodwill related to assets held for sale	(445)	—
Goodwill at the end of the period	$410,137	$423,643
During the nine months ended September 30, 2023, we recognized $13.5 million in goodwill related to our acquisition of a business located in Bakersfield, CA, of which $4.5 million was allocated to our cemetery segment and $9.0 million was allocated to our funeral home segment.
See Note 1 to the Consolidated Financial Statements included herein, for a discussion of the methodology used for our goodwill impairment test.
5.DIVESTED OPERATIONS
During the three months ended September 30, 2023, we sold one funeral home for $0.3 million. During the nine months ended September 30, 2023, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and merged one funeral home with another business we own in a nearby market.
During the three months ended September 30, 2022, we did not sell any funeral homes or cemeteries. During the nine months ended September 30, 2022, we sold two funeral homes for an aggregate of $0.9 million and merged one funeral home with another business we own in a nearby market.
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Revenue	$—	$18	$296	$242

Operating income	—	8	25	3
Loss on divestitures(1)	—	(24)	(703)	(107)
Income tax benefit	—	5	188	30
Net loss from divested operations, after tax	$—	$(11)	$(490)	$(74)

(1)	Loss on divestitures is recorded in Net (gain) loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
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
Accounts receivable is comprised of the following (in thousands):

	September 30, 2023
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$7,983	$18,240	$—	$26,223
Other receivables	336	391	100	827
Allowance for credit losses	(285)	(1,241)	—	(1,526)
Accounts receivable, net	$8,034	$17,390	$100	$25,524

	December 31, 2022
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,518	$14,429	$—	$23,947
Other receivables	643	833	48	1,524
Allowance for credit losses	(311)	(702)	—	(1,013)
Accounts receivable, net	$9,850	$14,560	$48	$24,458
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by segment (in thousands):

	January 1, 2023	Provision for Credit Losses	Write Offs	Recoveries	September 30, 2023
Trade and financed receivables:
Funeral	$(311)	$(858)	$1,745	$(861)	$(285)
Cemetery	(702)	(548)	9	—	(1,241)
Total allowance for credit losses on trade and financed receivables	$(1,013)	$(1,406)	$1,754	$(861)	$(1,526)
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.9 million and $10.7 million at December 31, 2022 and September 30, 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Preneed Cemetery Receivables
Our preneed cemetery receivables are comprised of the following (in thousands):

	December 31, 2022	September 30, 2023
Interment rights	$45,351	$58,032
Merchandise and services	8,585	10,574
Unearned finance charges	4,894	5,407
Preneed cemetery receivables	$58,830	$74,013
The components of our preneed cemetery receivables are as follows (in thousands):

	December 31, 2022	September 30, 2023
Preneed cemetery receivables	$58,830	$74,013
Less: unearned finance charges	(4,894)	(5,407)
Preneed cemetery receivables, at amortized cost	$53,936	$68,606
Less: allowance for credit losses	(1,985)	(3,548)
Less: balances due on undelivered cemetery preneed contracts	(11,552)	(13,727)
Less: amounts in accounts receivable	(13,727)	(16,999)
Preneed cemetery receivables, net	$26,672	$34,332
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2023	Provision for Credit Losses	Write Offs	September 30, 2023
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,283)	$(908)	$(116)	$(2,307)
The amortized cost basis of our preneed cemetery receivables by year of origination at September 30, 2023 is as follows (in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Total preneed cemetery receivables, at amortized cost	$27,143	$21,505	$11,134	$5,312	$1,909	$1,603	$68,606

The aging of past due preneed cemetery receivables at September 30, 2023 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,174	$739	$648	$3,686	$6,247	$48,632	$54,879
Deferred revenue	281	294	124	1,292	1,991	17,143	19,134
Total contracts	$1,455	$1,033	$772	$4,978	$8,238	$65,775	$74,013
Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $11.6 million and $13.7 million at December 31, 2022 and September 30, 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
At September 30, 2023, the carrying value and fair value of our Credit Facility was $187.3 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At September 30, 2023, the carrying value of our acquisition debt was $3.9 million, which approximated its fair value. The fair value of our Senior Notes was $342.6 million at September 30, 2023 based on the last traded or broker quoted price.
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
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The value of the investments in this fund cannot be redeemed because the investments include restrictions that do not allow for redemption within the first 12 months after acquisition. Our unfunded commitment for this investment at September 30, 2023 is $10.0 million.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2022	September 30, 2023
Preneed cemetery trust investments, at market value	$98,269	$95,632
Less: allowance for contract cancellation	(3,204)	(3,049)
Preneed cemetery trust investments	$95,065	$92,583
The cost and market values associated with preneed cemetery trust investments at September 30, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$9,177	$—	$—	$9,177
Fixed income securities:
U.S. agency obligations	2	803	—	(75)	728
Foreign debt	2	9,246	959	(351)	9,854
Corporate debt	2	15,058	109	(4,872)	10,295
Preferred stock	2	11,524	528	(1,466)	10,586
Certificates of deposit	2	79	—	(9)	70
Common stock	1	40,264	8,897	(7,508)	41,653
Limited partnership fund		3,572	108	—	3,680
Mutual funds:
Equity	1	553	—	(65)	488
Fixed income	2	11,361	2	(3,153)	8,210
Trust securities		$101,637	$10,603	$(17,499)	$94,741
Accrued investment income		$891			$891
Preneed cemetery trust investments					$95,632
Market value as a percentage of cost					93.2%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$138
Due in one to five years	8,981
Due in five to ten years	3,956
Thereafter	18,458
Total fixed income securities	$31,533

The cost and market values associated with preneed cemetery trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,434	$—	$—	$10,434
Fixed income securities:
U.S. agency obligations	2	803	—	(72)	731
Foreign debt	2	12,241	910	(644)	12,507
Corporate debt	2	15,066	104	(4,139)	11,031
Preferred stock	2	12,560	436	(1,789)	11,207
Certificate of deposit	2	79	—	(8)	71
Common stock	1	42,929	5,102	(6,228)	41,803
Mutual funds:
Equity	1	362	—	(33)	329
Fixed income	2	12,324	10	(3,310)	9,024
Trust Securities		$106,798	$6,562	$(16,223)	$97,137
Accrued investment income		$1,132			$1,132
Preneed cemetery trust investments					$98,269
Market value as a percentage of cost					91.0%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at September 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$728	$(75)	$728	$(75)
Foreign debt	2,885	(100)	1,711	(251)	4,596	(351)
Corporate debt	3,106	(276)	4,374	(4,596)	7,480	(4,872)
Preferred stock	305	(21)	7,993	(1,445)	8,298	(1,466)
Certificates of deposit	—	—	71	(9)	71	(9)
Total fixed income securities with an unrealized loss	$6,296	$(397)	$14,877	$(6,376)	$21,173	$(6,773)
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

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Investment income	$556	$610	$1,618	$1,889
Realized gains	392	246	9,285	2,247
Realized losses	(105)	(190)	(2,488)	(1,336)
Unrealized gains (losses), net	(5,037)	1,818	(14,137)	(6,896)
Expenses and taxes	(482)	(454)	(1,353)	(1,076)
Net change in deferred preneed cemetery receipts held in trust	4,676	(2,030)	7,075	5,172
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Purchases	$(459)	$(5,481)	$(2,083)	$(14,619)
Sales	—	5,368	661	11,230
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2022	September 30, 2023
Preneed funeral trust investments, at market value	$107,995	$109,863
Less: allowance for contract cancellation	(3,442)	(3,430)
Preneed funeral trust investments	$104,553	$106,433
The cost and market values associated with preneed funeral trust investments at September 30, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$27,984	$—	$—	$27,984
Fixed income securities:
U.S treasury debt	1	485	—	(48)	437
Foreign debt	2	8,680	917	(320)	9,277
Corporate debt	2	13,540	98	(4,287)	9,351
Preferred stock	2	10,413	495	(1,380)	9,528
Common stock	1	36,309	8,456	(6,561)	38,204
Limited partnership fund		3,413	103	—	3,516
Mutual funds:
Equity	1	405	—	(57)	348
Fixed income	2	9,599	2	(2,712)	6,889
Other investments	2	3,511	—	—	3,511
Trust securities		$114,339	$10,071	$(15,365)	$109,045
Accrued investment income		$818			$818
Preneed funeral trust investments					$109,863
Market value as a percentage of cost					95.4%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$80
Due in one to five years	7,980
Due in five to ten years	3,636
Thereafter	16,897
Total fixed income securities	$28,593
The cost and market values associated with preneed funeral trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$29,641	$—	$—	$29,641
Fixed income securities:
U.S. treasury debt	1	484	—	(45)	439
Foreign debt	2	10,851	818	(555)	11,114
Corporate debt	2	12,735	89	(3,443)	9,381
Preferred stock	2	10,730	391	(1,564)	9,557
Common stock	1	36,478	4,485	(5,187)	35,776
Mutual funds:
Equity	1	326	—	(30)	296
Fixed income	2	9,907	9	(2,691)	7,225
Other investments	2	3,592	—	—	3,592
Trust securities		$114,744	$5,792	$(13,515)	$107,021
Accrued investment income		$974			$974
Preneed funeral trust investments					$107,995
Market value as a percentage of cost					93.3%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at September 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$437	$(48)	$437	$(48)
Foreign debt	2,709	(94)	1,542	(226)	4,251	(320)
Corporate debt	2,969	(264)	3,749	(4,023)	6,718	(4,287)
Preferred stock	291	(20)	7,269	(1,360)	7,560	(1,380)
Total fixed income securities with an unrealized loss	$5,969	$(378)	$12,997	$(5,657)	$18,966	$(6,035)

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
Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Investment income	$398	$479	$1,245	$1,542
Realized gains	357	235	8,247	2,178
Realized losses	(96)	(181)	(2,242)	(1,278)
Unrealized gains (losses), net	(4,394)	1,911	(11,794)	(5,294)
Expenses and taxes	(214)	(182)	(751)	(576)
Net change in deferred preneed funeral receipts held in trust	3,949	(2,262)	5,295	3,428
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Purchases	$—	$(5,237)	$(590)	$(13,987)
Sales	8	5,135	538	10,820
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2022	September 30, 2023
Cemetery perpetual care trust investments, at market value	$66,307	$82,042
Obligations due from trust	(812)	(743)
Care trusts’ corpus	$65,495	$81,299

The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at September 30, 2023 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,913	$—	$—	$6,913
Fixed income securities:
Foreign debt	2	8,447	810	(338)	8,919
Corporate debt	2	13,152	137	(4,292)	8,997
Preferred stock	2	11,121	469	(1,334)	10,256
Common stock	1	33,764	7,586	(6,219)	35,131
Limited partnership fund		3,014	91	—	3,105
Mutual funds:
Equity	1	464	—	(57)	407
Fixed income	2	10,248	1	(2,737)	7,512
Trust securities		$87,123	$9,094	$(14,977)	$81,240
Accrued investment income		$802			$802
Cemetery perpetual care investments					$82,042
Market value as a percentage of cost					93.2%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	7,107
Due in five to ten years	3,505
Thereafter	17,560
Total fixed income securities	$28,172
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

The following table summarizes our fixed income securities (excluding mutual funds) within our cemetery perpetual care trust investment in an unrealized loss position at September 30, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$2,906	$(107)	$1,576	$(231)	$4,482	$(338)
Corporate debt	2,621	(233)	3,704	(4,059)	6,325	(4,292)
Preferred stock	257	(18)	7,356	(1,316)	7,613	(1,334)
Total fixed income securities with an unrealized loss	$5,784	$(358)	$12,636	$(5,606)	$18,420	$(5,964)
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
Cemetery perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Realized gains	$48	$31	$1,292	$862
Realized losses	(13)	(24)	(302)	(494)
Unrealized gains (losses), net	(3,730)	1,444	(9,846)	(5,883)
Net change in care trusts’ corpus	3,695	(1,451)	8,856	5,515
Total	$—	$—	$—	$—
Cemetery perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Investment income	$3,075	$2,663	$8,613	$8,741
Realized losses, net	(739)	(322)	(1,343)	(796)
Total	$2,336	$2,341	$7,270	$7,945
Purchases and sales of investments in the cemetery perpetual care trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Purchases	$(233)	$(4,625)	$(644)	$(11,336)
Sales	—	4,529	441	15,433

9.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2022	September 30, 2023
Preneed funeral trust funds, at cost	$20,594	$21,954
Less: allowance for contract cancellation	(618)	(659)
Receivables from preneed funeral trusts, net	$19,976	$21,295
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at December 31, 2022 and September 30, 2023. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed funeral trust funds at September 30, 2023 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,442	$6,442
Fixed income investments	12,661	12,661
Mutual funds and common stocks	2,847	2,519
Annuities	4	4
Total	$21,954	$21,626
The composition of the preneed funeral trust funds at December 31, 2022 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,071	$6,071
Fixed income investments	11,795	11,795
Mutual funds and common stocks	2,725	2,440
Annuities	3	3
Total	$20,594	$20,309
10.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2022	September 30, 2023
Tradenames	$25,610	$28,863
Capitalized commissions on preneed contracts, net of accumulated amortization of $2,990 and $3,579, respectively	4,048	4,507
Prepaid agreements not-to-compete, net of accumulated amortization of $3,515 and $3,707, respectively	1,877	1,464
Internal-use software, net of accumulated amortization of $200 and $372, respectively	1,271	1,968
Other	124	419
Intangible and other non-current assets, net	$32,930	$37,221
Tradenames
During the nine months ended September 30, 2023, we increased the value of our tradenames by $3.5 million, with $1.3 million allocated to our funeral home segment and $2.2 million allocated to our cemetery segment, related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements.
As a result of our 2023 qualitative assessment, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded an impairment to the tradenames for two of our funeral homes of $0.2 million, during the three and nine months ended September 30, 2023, as the carrying amount of these tradenames exceeded the fair value. For our 2022 assessment, there was no impairment to intangibles assets. See Note 1 to the Consolidated Financial Statements included herein for a discussion of the methodology used for our indefinite-lived intangible asset impairment test.
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
Amortization expense was $181,000 and $204,000 for the three months ended September 30, 2022 and 2023, respectively and $525,000 and $589,000 for the nine months ended September 30, 2022 and 2023, respectively.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $142,000 and $131,000 for the three months ended September 30, 2022 and 2023, respectively and $432,000 and $393,000 for the nine months ended September 30, 2022 and 2023, respectively.
Internal-use Software
Internal-use software is amortized on a straight-line basis typically over three to five years. Amortization expense was $56,000 and $72,000 for the three months ended September 30, 2022 and 2023, respectively and $167,000 and $206,000 for the nine months ended September 30, 2022 and 2023, respectively.
The aggregate amortization expense for our capitalized commissions, prepaid agreements and internal-use software as of September 30, 2023 is as follows (in thousands):

	Capitalized Commissions	Prepaid Agreements	Internal-use Software
Years ending December 31,
Remainder of 2023	$209	$129	$79
2024	800	424	305
2025	735	377	409
2026	668	262	396
2027	603	142	394
Thereafter	1,492	130	385
Total amortization expense	$4,507	$1,464	$1,968
11.CREDIT FACILITY AND ACQUISITION DEBT
At September 30, 2023, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 12) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, among others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, pay dividends and make other restricted payments, and certain financial maintenance covenants. At September 30, 2023, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 6.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility as of September 30, 2023.

Our Credit Facility and acquisition debt consisted of the following (in thousands):

	December 31, 2022	September 30, 2023
Credit Facility	$190,700	$187,300
Debt issuance costs, net of accumulated amortization of $1,926 and $2,340, respectively	(1,864)	(1,444)
Total Credit Facility	$188,836	$185,856

Acquisition debt	$3,993	$3,924
Less: current portion	(555)	(589)
Total acquisition debt, net of current portion	$3,438	$3,335
At September 30, 2023, we had outstanding borrowings under the Credit Facility of $187.3 million. We also had one letter of credit for $2.3 million under the Credit Facility, which was increased to $2.6 million on July 7, 2023. The letter of credit will expire on November 27, 2023 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2023, we had $60.1 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Credit Facility interest expense	$1,971	$4,508	$4,132	$12,987
Credit Facility amortization of debt issuance costs	109	138	293	414
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate, plus an applicable margin based on our leverage ratio. At September 30, 2023, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. The weighted average interest rate on our Credit Facility was 4.3% and 9.0% for the three months ended September 30, 2022 and 2023, respectively and 3.1% and 8.5% for the nine months ended September 30, 2022 and 2023, respectively.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Acquisition debt imputed interest expense	$78	$70	$237	$212
12. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2022	September 30, 2023
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $794 and $1,178, respectively	(3,706)	(3,322)
Debt issuance costs, net of accumulated amortization of $226 and $336, respectively	(1,051)	(941)
Carrying value of the Senior Notes	$395,243	$395,737
At September 30, 2023, the fair value of the Senior Notes, which are Level 2 measurements, was $342.6 million.
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

The Indenture contains restrictive covenants limiting our ability and the ability of our Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness or issue certain preferred shares, create liens on certain assets to secure debt, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, agree to certain restrictions on the ability of Restricted Subsidiaries to make payments to us, consolidate, merge, sell or otherwise dispose of all or substantially all assets, or engage in transactions with affiliates. The Indenture also contains customary events of default.
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Senior Notes interest expense	$4,250	$4,250	$12,730	$12,750
Senior Notes amortization of debt discount	125	129	368	384
Senior Notes amortization of debt issuance costs	35	37	104	110
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 68 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and nine months ended September 30, 2022 and 2023 was 4.42% and 4.30%, respectively.
13.LEASES
Our lease obligations consist of operating and finance leases related to real estate, equipment and vehicles. The components of lease cost are as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Classification	2022	2023	2022	2023
Operating lease cost	Facilities and grounds expense(1)	$863	$887	$2,564	$2,638
Short-term lease cost	Facilities and grounds expense(1)	82	75	260	261
Variable lease cost	Facilities and grounds expense(1)	37	69	60	183

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$111	$190	$328	$407
Interest on lease liabilities	Interest expense	110	137	335	345
Total finance lease cost		221	327	663	752
Total lease cost		$1,203	$1,358	$3,547	$3,834

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Nine months ended September 30,
	2022	2023
Cash paid for operating leases included in operating activities	$2,698	$2,840
Cash paid for finance leases included in financing activities	646	806
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Nine months ended September 30,
	2022	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$764	$412
Right-of-use assets obtained in exchange for new finance lease liabilities	—	2,703

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2022	September 30, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,060	$15,987

Finance lease right-of-use assets	Property, plant and equipment, net	$6,770	$9,165
Accumulated depreciation	Property, plant and equipment, net	(2,881)	(2,981)
Finance lease right-of-use assets, net		$3,889	$6,184

Operating lease current liabilities	Current portion of operating lease obligations	$2,203	$2,508
Finance lease current liabilities	Current portion of finance lease obligations	414	714
Total current lease liabilities		$2,617	$3,222

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$17,315	$15,736
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	4,743	6,724
Total non-current lease liabilities		$22,058	$22,460

Total lease liabilities		$24,675	$25,682
The average lease terms and discount rates at September 30, 2023 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	8.2	8.1%
Finance leases	9.7	8.3%
The aggregate future lease payments for non-cancelable operating and finance leases at September 30, 2023 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2023	$947	$337
2024	3,781	1,304
2025	3,489	1,250
2026	3,382	1,301
2027	3,249	1,185
Thereafter	9,924	5,582
Total lease payments	24,772	10,959
Less: Interest	(6,528)	(3,521)
Present value of lease liabilities	$18,244	$7,438
At September 30, 2023, we had no significant operating or finance leases that had not yet commenced.
14.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	—	$—	142,020	$4,634
Returned for payroll taxes	—	$—	—	$—	4,136	$205	1,473	$50
Cancelled	500	$16	—	$—	1,950	$63	1,826	$61

(1)
Restricted stock granted during the nine months ended September 30 2023 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $32.63.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $36,000 and $400,000, for the three months ended September 30, 2022 and 2023, respectively and $133,000 and $972,000 for the nine months ended September 30, 2022 and 2023, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	58,500	$959	214,191	$2,506
Granted(2)	—	$—	—	$—	310,000	$5,388	—	$—
Granted(3)	12,600	$143	—	$—	12,600	$143	—	$—
Cancelled	3,652	$37	1,700	$20	28,790	$322	103,550	$1,354

(1)
Stock options granted during the nine months ended September 30, 2022 and 2023 had a weighted average price of $49.48 and $32.69, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2022 vest over a five-year period and have a ten-year term. The options granted in 2023 vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

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

The fair value of the options granted during the nine months ended September 30, 2023 was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	February 22, 2023
Expected holding period (years)	4.00
Awards granted	214,191
Dividend yield	1.38%
Expected volatility	43.68%
Risk-free interest rate	4.27%
Black-Scholes value	$11.70
Additional stock option activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
	Shares	Cash	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	—	N/A	44,900	N/A	18,736	N/A	74,200	N/A
Returned for option price(2)	—	$—	34,160	$—	8,125	$60	56,957	$—
Returned for payroll taxes(3)	—	$—	4,021	$133	1,601	$82	5,486	$174

(1)
Stock options exercised during the three months ended September 30, 2023 had a weighted average exercise price of $25.1 with an aggregate intrinsic value of $0.4 million. Stock options exercised during the nine months ended September 30, 2022 and 2023 had a weighted average exercise price of $25.88 and $23.98, respectively, with an aggregate intrinsic value of $0.5 million and $0.5 million, respectively.

(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $559,000 and $735,000, for the three months ended September 30, 2022 and 2023, respectively and $1,747,000 and $2,180,000 for the nine months ended September 30, 2022 and 2023, respectively.

Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	—	$—	—	$—	27,013	$1,262	—	$—
Cancelled	—	$—	—	$—	20,961	$201	40,181	$1,012
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $701,000 and $622,000 for the three months ended September 30, 2022 and 2023, respectively and $1,904,000 and $1,350,000 for the nine months ended September 30, 2022 and 2023, respectively.
Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
ESPP	13,795	$27.34	11,782	$24.01	38,884	$35.42	49,824	$24.21
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2023
Dividend yield	1.30%
Expected volatility	53.51%
Risk-free interest rate	4.53%, 4.77%, 4.75%, 4.72%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $120,000 and $74,000 for the three months ended September 30, 2022 and 2023, respectively and $471,000 and $489,000 for the nine months ended September 30, 2022 and 2023, respectively.
Common Stock
Former Employee
Common stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	—	$—	30,000	$826
Returned for payroll taxes	—	$—	—	$—	—	$—	1,001	$28

(1)
During the nine months ended September 30, 2023, we issued 30,000 shares of common stock to a former executive at a stock price of $27.54, in accordance with his Separation and Release agreement pertaining to his resignation from his position as the Company’s Executive Vice President, Chief Financial Officer & Treasurer effective January 2, 2023.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for common stock awards of $826,000, for the nine months ended September 30, 2023.
Good To Great Incentive Program
During the nine months ended September 30, 2023, we issued 8,444 shares of our common stock to certain employees, which were valued at $0.3 million at a grant date stock price of $32.69. During the nine months ended September 30, 2022, we issued 27,448 shares of our common stock to certain employees, which were valued at $1.4 million at a grant date stock price of $49.48.

Non-Employee Director and Board Advisor Compensation
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2022		2023		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	2,214	$71	3,747	$106	7,255	$307	8,342	$248
Advisor to the Board(1)	155	$5	176	$5	374	$15	492	$15

(1)
Common stock granted during the three months ended September 30, 2022 and 2023 had a weighted average price of $32.16 and $28.25, respectively and $42.20 and $29.78 for nine months ended September 30, 2022 and 2023, respectively.

On July 5, 2023, our Board of Directors (the “Board”) elected Somer Webb to serve as a Class I Director until our 2024 annual meeting of shareholders. Ms. Webb was appointed to serve as the Chair of the Compensation Committee and a member of the Audit and Corporate Governance Committees. Concurrently with her appointment, the Board granted Ms. Webb 769 shares of our common stock under our Director Compensation Policy, which were valued at approximately $25,000 based on the closing price of our common stock on the grant date.
On July 25, 2023, the Board elected Julie Sanders to serve as a Class II Director until our 2025 annual meeting of shareholders. Ms. Sanders was appointed to serve as a member of the Corporate Governance, Audit and Compensation Committees. Concurrently with her appointment, the Board granted Ms. Sanders 743 shares of our common stock under our Director Compensation Policy, which were valued at approximately $25,000 based on the closing price of our common stock on the grant date.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $167,000 and $250,000 for the three months ended September 30, 2022 and 2023, respectively and $552,000 and $605,000 for the nine months ended September 30, 2022 and 2023, respectively.
Share Repurchase
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Number of Shares Repurchased	—	—	695,496	—
Average Price Paid Per Share	$—	$—	$49.22	$—
Dollar Value of Shares Repurchased	$—	$—	$34,234	$—
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At September 30, 2023, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividend
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Numerator for basic and diluted earnings per share:
Net income	$5,860	$4,645	$33,361	$21,775
Less: Earnings allocated to unvested restricted stock	(3)	(44)	(21)	(194)
Income attributable to common stockholders	$5,857	$4,601	33,340	21,581

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	14,689	14,820	14,908	14,791
Effect of dilutive securities:
Stock options	160	83	253	78
Performance awards	688	611	688	611
Denominator for diluted earnings per common share – weighted average shares outstanding	15,537	15,514	15,849	15,480

Basic earnings per common share:	$0.40	$0.31	$2.22	$1.46
Diluted earnings per common share:	$0.38	$0.30	$2.09	$1.39
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Antidilutive stock options	363,073	1,233,784	294,310	1,200,211
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At September 30, 2023, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended September 30, 2023
	Funeral	Cemetery	Total
Services	$39,090	$4,618	$43,708
Merchandise	20,325	4,067	24,392
Cemetery property	—	15,895	15,895
Other revenue	3,211	3,288	6,499
Total	$62,626	$27,868	$90,494

Three months ended September 30, 2022
	Funeral	Cemetery	Total
Services	$38,477	$4,515	$42,992
Merchandise	20,777	3,651	24,428
Cemetery property	—	13,179	13,179
Other revenue	3,526	3,372	6,898
Total	$62,780	$24,717	$87,497

Nine months ended September 30, 2023
	Funeral	Cemetery	Total
Services	$122,491	$13,946	$136,437
Merchandise	64,505	12,245	76,750
Cemetery property	—	49,178	49,178
Other revenue	10,220	11,101	21,321
Total	$197,216	$86,470	$283,686

Nine months ended September 30, 2022
	Funeral	Cemetery	Total
Services	$122,133	$13,146	$135,279
Merchandise	66,587	10,529	77,116
Cemetery property	—	43,379	43,379
Other revenue	10,353	10,131	20,484
Total	$199,073	$77,185	$276,258
The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended September 30, 2023	$18,145	$8,844	$(11,303)	$15,686
Three months ended September 30, 2022	17,584	8,023	(10,385)	15,222

Nine months ended September 30, 2023	$58,236	$30,496	$(31,674)	$57,058
Nine months ended September 30, 2022	61,531	26,662	(28,095)	60,098

Income (loss) before income taxes:
Three months ended September 30, 2023	$18,377	$8,902	$(20,503)	$6,776
Three months ended September 30, 2022	17,605	7,985	(16,951)	8,639

Nine months ended September 30, 2023	$58,824	$30,757	$(58,757)	$30,824
Nine months ended September 30, 2022	64,577	26,671	(46,005)	45,243

Total assets:
September 30, 2023	$799,740	$439,175	$16,544	$1,255,459
December 31, 2022	779,500	396,389	17,061	1,192,950

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2022	September 30, 2023
Prepaid and other current assets:
Prepaid expenses	$4,077	$3,350
Federal income taxes receivable	507	540
Other current assets	149	140
Total prepaid and other current assets	$4,733	$4,030

Current portion of debt and lease obligations:
Acquisition debt	$555	$589
Finance lease obligations	414	714
Operating lease obligations	2,203	2,508
Total current portion of debt and lease obligations	$3,172	$3,811

Accrued and other liabilities:
Incentive compensation	$12,140	$11,165
Insurance	3,051	3,685
Unrecognized tax benefit	3,294	3,360
Vacation	3,430	3,635
Interest	2,329	6,667
Salaries and wages	2,263	3,983
Employee meetings and award trips	746	966
Commissions	743	918
Income tax payable	459	—
Ad valorem and franchise taxes	455	2,188
Perpetual care trust payable	222	493
Other accrued liabilities	1,489	917
Total accrued and other liabilities	$30,621	$37,977

Other long-term liabilities:
Incentive compensation	$2,541	$1,357
Other long-term liabilities	524	147
Total other long-term liabilities	$3,065	$1,504
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2022	2023
Cash paid for interest	$12,981	$21,754
Cash paid for taxes	7,046	9,388

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, cost inflation, overhead, including talent recruitment, field and corporate incentive compensation, preneed sales or other financial items; any statements of the plans, strategies and objectives of management for future operations or financing activities, including, but not limited to, capital allocation, the ability to obtain credit or financing, organizational performance, anticipated integration, performance and other benefits of recently completed and anticipated acquisitions, and cost management and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements regarding future economic and market conditions or performance; any statements regarding the timing of the strategic alternatives review; the outcome of the strategic alternatives review, including whether any transaction occurs, if at all; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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
•the execution of our Standards Operating, 4E Leadership and Strategic Acquisition Models;
•the effects of competition;
•changes in the number of deaths in our markets, which are not predictable from market to market or over the short term;
•changes in consumer preferences and our ability to adapt to or meet those changes;
•our ability to generate preneed sales, including implementing our cemetery portfolio sales strategy, product development and optimization plans;
•the investment performance of our funeral and cemetery trust funds;
•fluctuations in interest rates, including, but not limited to, the effects of increased borrowing costs under our Credit Facility and our ability to minimize such costs, if at all;
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
•government, social, business and other actions that have been and will be taken in response to pandemics and epidemics, such as those that were taken with the COVID-19 coronavirus, including potential responses to any new or emerging public health threats;
•effects and expense of litigation;
•consolidation in the funeral and cemetery industry;
•our ability to identify and consummate strategic acquisitions, if at all, and successfully integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto;
•potential adverse impacts resulting from our recent announcement regarding our Board’s review of potential strategic alternatives for the Company;
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
At September 30, 2023, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states. We compete with other publicly held, privately held and independent operators of funeral and cemetery companies.
Funeral Home and Cemetery Operations
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
Recent Developments
Board of Directors - Resignation and Election
On July 5, 2023, the Board of Directors (the “Board”) elected Somer Webb to serve as a Class I Director until the Company’s 2024 annual meeting of shareholders. Ms. Webb was appointed to serve as the Chair of the Compensation Committee and a member of the Audit and Corporate Governance Committees.
On July 24, 2023, Barry Fingerhut, a member of the Board, provided notice of his resignation from the Board, effective on that date. Mr. Fingerhut’s resignation was not a result of any disagreement with the Company on any matter related to its operations, policies or practices.
On July 25, 2023, our Board elected Julie Sanders to serve as a Class II Director until the Company’s 2025 annual meeting of shareholders. Ms. Sanders was appointed to serve on each of the Audit, Compensation and Corporate Governance Committees.
Inflationary and Macroeconomic Trends
During the third quarter of 2023, we continued to experience cost increases and surcharges from our vendors and suppliers on merchandise and goods due to increases in the cost of raw materials, as well as inflationary impacts and rising interest rates. For example, we experienced higher costs related to full-time hourly base rates, utilities, funeral supplies, merchandise costs, insurance, and increased borrowing costs due to higher variable interest rates under our Credit Facility. Although we have taken steps to mitigate these cost increases and we expect these impacts to continue throughout the current year, the ultimate scope and duration of these impacts are unknown at this time. More broadly, the U.S. economy continues to experience higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although we expect these trends to continue throughout the current year, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate these cost increases, if possible.
During the third quarter of 2023, we experienced lower volumes as compared to prior quarters due to fluctuations in the death rate, although overall financial performance remains at or above prior reporting periods. Although we expect fluctuations in the death rate to continue, we are unable to predict or forecast the duration or variation of the death rate with any certainty. Regardless of these fluctuations in the death rate, we continue to focus on expanding market share, cost management and executing on our strategic operational plans.

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
Our plan remains focused on integrating our recently acquired businesses and prioritizing our capital allocation for debt repayments, the payment of dividends and debt obligations and internal growth capital expenditures, which we expect to fund using cash on hand and borrowings under our Credit Facility, along with general corporate purposes, as allowed under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.
Cash Flows
We began 2023 with $1.2 million in cash and ended the third quarter with $1.7 million in cash. At September 30, 2023, we had borrowings of $187.3 million outstanding on our Credit Facility compared to $190.7 million at December 31, 2022.
The following table sets forth the elements of cash flow (in thousands):

	Nine months ended September 30,
	2022	2023
Cash at beginning of the year	$1,148	$1,170

Net cash provided by operating activities	50,046	61,849

Acquisitions of businesses and real property	(8,876)	(44,000)
Proceeds from divestitures and sale of other assets	4,313	2,296
Proceeds from insurance claims	2,209	1,388
Capital expenditures	(20,346)	(13,069)
Net cash used in investing activities	(22,700)	(53,385)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	13,286	(3,891)
Payment of debt issuance costs for the Credit Facility and Senior Notes	(339)	—
Net proceeds from employee equity plans	1,151	955
Dividends paid on common stock	(5,108)	(5,023)
Purchase of treasury stock	(36,663)	—
Net cash used in financing activities	(27,673)	(7,959)

Cash at end of the period	$821	$1,675

Operating Activities
For the nine months ended September 30, 2023, cash provided by operating activities was $61.8 million compared to $50.0 million for the nine months ended September 30, 2022. The increase of $11.8 million is primarily due to an $8.6 million withdrawal of realized capital gains and earnings from our preneed funeral and cemetery trust investments and receiving a $6.0 million incentive payment from a vendor related to a strategic partnership agreement to market and sell prearranged funeral services, partially offset by unfavorable working capital changes in income tax receivables.
Investing Activities
Our investing activities, resulted in a net cash outflow of $53.4 million for the nine months ended September 30, 2023 compared to $22.7 million for the nine months ended September 30, 2022, an increase of $30.7 million.
Acquisition and Divestiture Activity
During the nine months ended September 30, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business for $44.0 million. In addition, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and real property for $1.2 million.
We also received proceeds of $1.4 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022 and a fire that occurred during the first quarter of 2023.
During the nine months ended September 30, 2022, we acquired a business consisting of two funeral homes for $6.3 million in cash and we purchased real property for $2.6 million. In addition, we sold two funeral homes for an aggregate of $0.9 million and real property for $3.3 million.
Capital Expenditures
For the nine months ended September 30, 2023, capital expenditures (comprised of growth and maintenance spend) totaled $13.1 million compared to $20.3 million for the nine months ended September 30, 2022, a decrease of $7.2 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Nine months ended September 30,
	2022	2023
Growth
Cemetery development	$5,215	$5,128
Renovations at certain businesses(1)	4,974	1,905
Other	447	110
Total Growth	$10,636	$7,143

(1)	During the nine months ended September 30, 2023, we spent $0.8 million for renovations to two businesses that were affected by Hurricane Ian, which occurred during the third quarter of 2022 and $0.4 million for renovations to one business that was damaged by a fire, which occurred during the first quarter of 2023, all of which was reimbursed by our property insurance. During the nine months ended September 30, 2022, we spent $2.4 million for renovations to two businesses that were affected by Hurricane Ida, which occurred during the third quarter of 2021, all of which was reimbursed by our property insurance.

	Nine months ended September 30,
	2022	2023
Maintenance
General equipment and furniture	$3,744	$3,584
Facility repairs and improvements	3,131	1,380
Vehicles	1,770	568
Paving roads and parking lots	1,065	394
Total Maintenance	$9,710	$5,926
Financing Activities
Our financing activities resulted in a net cash outflow of $8.0 million for the nine months ended September 30, 2023 compared to a net cash outflow of $27.7 million for the nine months ended September 30, 2022, a decrease of $19.7 million.
During the nine months ended September 30, 2023, we had net payments on our Credit Facility, acquisition debt and finance leases of $3.9 million and we paid $5.0 million in dividends.

During the nine months ended September 30, 2022, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $13.3 million, offset by $36.7 million for the purchase of treasury stock and $5.1 million in dividends.
Share Repurchase
Share repurchase activity is as follows (dollar value in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Number of Shares Repurchased	—	—	695,496	—
Average Price Paid Per Share	$—	$—	$49.22	$—
Dollar Value of Shares Repurchased	$—	$—	$34,234	$—
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At September 30, 2023, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividend
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at September 30, 2023 is as follows (in thousands):

September 30, 2023
Credit Facility	$187,300
Operating leases	18,244
Finance leases	7,438
Acquisition debt	3,924
Total	$216,906
Credit Facility
At September 30, 2023, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 12) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, among others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, pay dividends and make other restricted payments, and certain financial maintenance covenants. At September 30, 2023, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 6.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility as of September 30, 2023.
At September 30, 2023, we had outstanding borrowings under the Credit Facility of $187.3 million. We also had one letter of credit for $2.3 million under the Credit Facility, which was increased to $2.6 million on July 7, 2023. The letter of credit will expire on November 27, 2023 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2023, we had $60.1 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Credit Facility interest expense	$1,971	$4,508	$4,132	$12,987
Credit Facility amortization of debt issuance costs	109	138	293	414
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate, plus an applicable margin based on our leverage ratio. At September 30, 2023, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. The weighted average interest rate on our Credit Facility was 4.3% and 9.0% for the three months ended September 30, 2022 and 2023, respectively and 3.1% and 8.5% for the nine months ended September 30, 2022 and 2023, respectively.
The interest payments on our remaining borrowings under the Credit Facility will be determined based on the average outstanding balance of our borrowings and the prevailing interest rate during that time.
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes, equipment and vehicles under finance leases with original terms ranging from three to forty years. At September 30, 2023, operating and finance lease obligations were $37.0 million, with $5.4 million payable within 12 months.
The components of lease cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Operating lease cost	$863	$887	$2,564	$2,638
Short-term lease cost	82	75	260	261
Variable lease cost	37	69	60	183

Finance lease cost:
Depreciation of leased assets	$111	$190	$328	$407
Interest on lease liabilities	110	137	335	345
Total finance lease cost	221	327	663	752
Total lease cost	$1,203	$1,358	$3,547	$3,834
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 7.3% to 10.0%. Original maturities range from nine to twenty years. At September 30, 2023, acquisition debt obligations were $5.4 million, with $0.8 million payable within 12 months.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Acquisition debt imputed interest expense	$78	$70	$237	$212

Senior Notes
At September 30, 2023, the principal amount of our 4.25% senior notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
The Indenture contains restrictive covenants limiting our ability and the ability of our Restricted Subsidiaries (as defined in the Indenture) to, among other things, incur additional indebtedness or issue certain preferred shares, create liens on certain assets to secure debt, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, sell assets, agree to certain restrictions on the ability of Restricted Subsidiaries to make payments to us, consolidate, merge, sell or otherwise dispose of all or substantially all assets, or engage in transactions with affiliates. The Indenture also contains customary events of default.
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 68 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and nine months ended September 30, 2022 and 2023 was 4.42% and 4.30%, respectively.
At September 30, 2023, the fair value of the Senior Notes, which are Level 2 measurements, was $342.6 million.
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Senior Notes interest expense	$4,250	$4,250	$12,730	$12,750
Senior Notes amortization of debt discount	125	129	368	384
Senior Notes amortization of debt issuance costs	35	37	104	110
At September 30, 2023, our future interest payments on our outstanding balance were $102.0 million, with $17.0 million payable within 12 months.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Revenue	$87,497	$90,494	$276,258	$283,686
Funeral contracts	11,109	11,058	35,630	34,904
Average revenue per funeral contract	$5,516	$5,522	$5,463	$5,514
Preneed interment rights (property) sold	2,455	2,785	8,344	8,680
Average price per preneed interment right sold	$4,569	$5,134	$4,449	$4,990
Gross profit	$25,598	$27,412	$87,788	$89,669
Net income	$5,860	$4,645	$33,161	$21,775
Revenue for the three months ended September 30, 2023 increased $3.0 million compared to the three months ended September 30, 2022, as we experienced a 13.4% increase in the number of preneed interment rights (property) sold and a 12.4% increase in the average price per interment right sold, while the funeral contract volume and the average revenue per funeral contract remained flat.
Gross profit for the three months ended September 30, 2023 increased $1.8 million compared to the three months ended September 30, 2022, primarily due to the increase in revenue from our cemetery segment, as well as improved cost management within our funeral segment.
Net income for the three months ended September 30, 2023 decreased $1.2 million compared to the three months ended September 30, 2022, primarily due to a $2.6 million increase in interest expense and a $0.9 million increase in general and administrative expenses, offset by the $1.8 million increase in gross profit.

Revenue for the nine months ended September 30, 2023 increased $7.4 million compared to the nine months ended September 30, 2022, as we experienced a 12.2% increase in the average price per preneed interment right sold, a 4.0% increase in the number of preneed interment rights (property) sold and a 0.9% increase in the average revenue per funeral contract, offset by a 2.0% decrease in the funeral contract volume. The funeral contract volume decrease is primarily a result of the lower impact of COVID-19 related deaths in the first quarter of 2023 as compared to the same period in 2022.
Gross profit for the nine months ended September 30, 2023 increased $1.9 million compared to the nine months ended September 30, 2022, due to the increase in revenue from our cemetery segment, offset by increases in operating expenses in both our funeral home and cemetery segments.
Net income for the nine months ended September 30, 2023 decreased $11.4 million compared to the nine months ended September 30, 2022, primarily due to a $9.0 million increase in interest expense and a $3.7 million impact from divestitures, disposals and insurance reimbursements.
Further discussion of revenue and the components of gross profit for our Funeral Home and Cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended September 30, 2023 issued on November 8, 2023, and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Gross profit	$25,598	$27,412	$87,788	$89,669

Cemetery property amortization	1,278	1,318	4,314	4,411
Field depreciation expense	3,281	3,634	9,831	10,546
Regional and unallocated funeral and cemetery costs	5,096	3,771	17,409	13,339
Operating profit(1)	$35,253	$36,135	$119,342	$117,965

(1)	Operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of operating profit (a non-financial GAAP measure) by segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Funeral Home	$24,173	$23,962	$82,060	$76,875
Cemetery	11,080	12,173	37,282	41,090
Operating profit	$35,253	$36,135	$119,342	$117,965

Operating profit margin(1)	40.3%	39.9%	43.2%	41.6%

(1)	Operating profit margin is defined as operating profit as a percentage of revenue.
Further discussion of operating profit for our Funeral Home and Cemetery segments is presented under “– Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022.
The term “operating” in the Funeral Home and Cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the Funeral Home segment, refers to two funeral home we sold in the nine months ended September 30, 2023 and two funeral homes we sold in the nine months ended September 30, 2022. The term “divested” when discussed in the Cemetery segment, refers to two cemeteries we sold during the nine months ended September 30, 2023.
The term “ancillary” in the Funeral Home segment represents our flower shop, monument company, pet cremation business and online cremation businesses.
Cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs, are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in gross profit, a GAAP financial measure.
Funeral Home Segment
The following table sets forth certain information regarding our revenue and operating profit for our funeral home operations (in thousands):

	Three months ended September 30,
	2022	2023
Revenue:
Operating	$58,919	$59,397
Divested	335	18
Ancillary	1,049	1,156
Other	2,477	2,055
Total	$62,780	$62,626

Operating profit:
Operating	$21,707	$22,025
Divested	59	11
Ancillary	188	147
Other	2,219	1,779
Total	$24,173	$23,962

The following operating measures reflect the significant metrics over this comparative period:

Contract volume	11,039	11,055
Average revenue per contract, excluding preneed funeral trust earnings	$5,338	$5,373
Average revenue per contract, including preneed funeral trust earnings	$5,517	$5,522
Cremation rate	58.3%	59.5%
Funeral home operating revenue increased $0.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in operating revenue is primarily driven by our newly acquired funeral home businesses, which were not present in the comparative quarter of 2022, as the funeral contract volume and the average revenue per contract excluding preneed interest remained flat.
Funeral home operating profit for the three months ended September 30, 2023 increased $0.3 million when compared to the same period in 2022. The comparable operating profit margin increased 30 basis points to 37.1%. The increase in operating profit is primarily due to the increase in operating revenue, as well as improved cost management across our businesses. Operating expenses as a percentage of revenue remained flat for the comparable period.
Ancillary revenue, which represents revenue from our flower shop, monument company, pet cremation business and online cremation businesses, increased $0.1 million, while ancillary operating profit remained flat for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Other revenue and other operating profit, which consists of preneed funeral insurance commissions and preneed funeral trust and insurance, both decreased $0.4 million, for the three months ended September 30, 2023, compared to the same period in 2022. The decreases are primarily due to a decline in realized earnings on preneed funeral trust and insurance contracts that matured to atneed during the period.
The following table sets forth certain information regarding our revenue and operating profit for our funeral home operations (in thousands):

	Nine months ended September 30,
	2022	2023
Revenue:
Operating	$187,433	$186,779
Divested	1,287	217
Ancillary	3,099	3,445
Other	7,254	6,775
Total	$199,073	$197,216

Operating profit:
Operating	$75,078	$70,578
Divested	22	(20)
Ancillary	560	366
Other	6,400	5,951
Total	$82,060	$76,875

The following operating measures reflect the significant metrics over this comparative period:

Contract volume	35,373	34,852
Average revenue per contract, excluding preneed funeral trust earnings	$5,299	$5,359
Average revenue per contract, including preneed funeral trust earnings	$5,464	$5,516
Cremation rate	57.6%	59.0%
Funeral home operating revenue decreased $0.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in operating revenue is primarily driven by a 1.5% decrease in contract volume, which was not fully offset by a 1.1% increase in the average revenue per contract excluding preneed interest. The contract volume decrease is primarily a result of the significant decline in COVID-19 related deaths in the first quarter of 2023 as compared to the same period in 2022, as these deaths now have a minimal impact on the overall death rate. The increase in average revenue per contract is primarily due to a combination of price increases and our continued focus on educating families on the many products and service options that are available with burials and cremations.
Funeral home operating profit for the nine months ended September 30, 2023 decreased $4.5 million when compared to the same period in 2022, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 230 basis points to 37.8%. Operating expenses as a percentage of revenue increased 2.3%, with the largest increases in salary and benefits expenses of 1.3%, general and administrative expenses of 0.4%, other funeral costs of 0.3%, and facilities and grounds expenses of 0.2%. The increase in operating expenses is partially due to higher costs from inflationary impacts concentrated in our full-time hourly base rates, utilities and funeral supplies.
Ancillary revenue, which represents revenue from our flower shop, monument company, pet cremation business and online cremation businesses, increased $0.3 million, while ancillary operating profit decreased $0.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in revenue is primarily due to our Bakersfield, CA business acquired during the first quarter of 2023, as it was not present in the comparative period of 2022. Similarly, the decrease in operating profit is primarily due to this same business, as its operating profit margins were lower compared to our other ancillary businesses, particularly with regard to higher salaries and benefits expenses.
Other revenue, which consists of preneed funeral insurance commissions and preneed funeral trust decreased $0.5 million and other operating profit decreased $0.4 million, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decreases are primarily due to a decline in realized earnings on preneed funeral trust and insurance contracts that matured to atneed during the period.

Cemetery Segment
The following table sets forth certain information regarding our revenue and operating profit for our cemetery operations (in thousands):

	Three months ended September 30,
	2022	2023
Revenue:
Operating	$21,285	$24,577
Divested	60	3
Other	3,372	3,288
Total	$24,717	$27,868

Operating profit (loss):
Operating	$7,869	$9,005
Divested	(21)	2
Other	3,232	3,166
Total	$11,080	$12,173

The following operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	61.0%	62.0%
Preneed revenue (in thousands)	$12,905	$15,166
Atneed revenue (in thousands)	$8,380	$9,411
Number of preneed interment rights sold	2,444	2,785
Average price per interment right sold	$4,585	$5,134
Cemetery operating revenue increased $3.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, as we experienced a 12.0% increase in the average price per preneed interment right sold, and a 14.0% increase in preneed interment rights sold. Cemetery atneed revenue, which represents 38.0% of our total operating revenue, increased $1.0 million for the three months ended September 30, 2023, compared to the same period of the prior year, primarily due to an increase in sales of merchandise and services from our newly acquired cemetery businesses, not present in the comparative quarter of 2022.
Cemetery operating profit increased $1.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The comparable operating profit margin decreased 40 basis points to 36.6%. The increase in operating profit is primarily due to the increase in operating revenue, as well as improved cost management across our businesses. Operating expenses as a percentage of revenue remained flat for the comparable period.
Other revenue and other operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, both decreased $0.1 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The decreases are primarily due to realized capital gains in the current year compared to the prior year in our merchandise and service fund.

The following table sets forth certain information regarding our revenue and operating profit for our cemetery operations (in thousands):

	Nine months ended September 30,
	2022	2023
Revenue:
Operating	$66,864	$75,324
Divested	190	45
Other	10,131	11,101
Total	$77,185	$86,470

Operating profit (loss):
Operating	$27,600	$30,338
Divested	(35)	12
Other	9,717	10,740
Total	$37,282	$41,090

The following operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	62.0%	62.0%
Preneed revenue (in thousands)	$41,461	$46,999
Atneed revenue (in thousands)	$25,403	$28,325
Number of preneed interment rights sold	8,315	8,675
Average price per interment right sold	$4,461	$4,992
Cemetery operating revenue increased $8.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, as we experienced an 11.9% increase in the average price per preneed interment right sold, as well as a 4.3% increase in the number of preneed interment rights sold. Cemetery atneed revenue, which represents 38.0% of our total operating revenue, increased $2.9 million for the nine months ended September 30, 2023, compared to the same period of the prior year, primarily due to an increase in sales of merchandise and services from our newly acquired cemetery businesses, which were not present in the comparative period of 2022.
Cemetery operating profit increased $2.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in operating profit is primarily due to the increase in operating revenue, offset by an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 100 basis point to 40.3%. Operating expenses as a percent of operating revenue increased 1.0% primarily due to an increase in salary and benefits expenses.

Other revenue and other operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, both increased $1.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increases are primarily due to an increase in income in our perpetual care trust fund and an increase in finance charges on preneed sales.
Cemetery property amortization. Cemetery property amortization totaled $1.3 million for both the three months ended September 30, 2023 and 2022. Cemetery property amortization totaled $4.4 million for the nine months ended September 30, 2023, an increase of $0.1 million, compared to the same period in 2022, primarily due to the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.6 million and $10.5 million for the three and nine months ended September 30, 2023, respectively, an increase of $0.4 million and $0.7 million, respectively, compared to the same period in 2022, primarily due to the business acquisitions made in the latter half of 2022 and the first quarter of 2023.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.8 million for the three months ended September 30, 2023, a decrease of $1.3 million compared to the same period in 2022, primarily due to the following: (1) a $1.0 million decrease in cash incentives and equity compensation; (2) a $0.2 million decrease in incentive award trips and annual managing partner meetings and (3) a $0.1 million decrease in other expenses.

Regional and unallocated funeral and cemetery costs totaled $13.3 million for the nine months ended September 30, 2023, a decrease of $4.1 million compared to the same period in 2022, primarily due to the following: (1) a $2.2 million decrease in cash incentives and equity compensation; (2) a $1.2 million decrease in incentive award trips and annual managing partner meetings; (3) $0.4 million decrease in travel expense and (3) a $0.3 million decrease in other expenses.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses, which includes salaries and benefits, cash and equity incentive compensation for the Houston support office totaled $11.3 million for the three months ended September 30, 2023, an increase of $0.9 million compared to the same period in 2022, which is primarily due to a $0.9 million increase in consulting fees related to our review of strategic alternatives.
General, administrative and other expenses totaled $31.7 million for the nine months ended September 30, 2023, an increase of $3.6 million compared to the same period in 2022, primarily due to the following: (1) a $3.1 million increase in salary and benefits expense and cash and equity incentive compensation, as a result of changes to our senior leadership team, including current year executive promotions and (2) a $1.0 million increase in consulting fees related to our review of strategic alternatives, offset by (3) a $0.5 million decrease in other expenses, including lower online marketing costs and travel costs.
Net (gain) loss on divestitures, disposals and impairments charges. The components of Net (gain) loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Impairment of goodwill, intangibles and PPE	$—	$211	$—	$454
Net (gain) loss on divestitures	—	24	(575)	106
Net (gain) loss on disposals of fixed assets	(7)	188	142	369
Total	$(7)	$423	$(433)	$929
During the nine months ended September 30, 2023, we sold two funeral homes and two cemeteries for a loss of $0.1 million. We also recognized an impairment of $0.2 million as a result of our 2023 qualitative assessment of tradenames and an impairment of $0.2 million related to property, plant and equipment for assets held for sale.
During the nine months ended September 30, 2022, we sold real property and two funeral homes for a net gain of $0.7 million, of which $0.1 million was recorded in Other, net related to the sale of assets not used in operating activities.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Senior Notes	$4,410	$4,416	$13,203	$13,244
Credit Facility	2,081	4,647	4,425	13,402
Finance leases	110	137	335	345
Acquisition debt	78	70	237	212
Other	(1)	8	8	10
Total	$6,678	$9,278	$18,208	$27,213
Net gain on property damage, net of insurance claims. The components of Net gain on property damage, net of insurance claims are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
(Gain) on property damaged by Hurricane Ida	$—	$—	$(3,275)	$(28)
(Gain) on property damaged by Hurricane Ian	—	(379)	—	(379)
Loss on property damaged by a fire in Q1 2023	—	—	—	64
Total	$—	$(379)	$(3,275)	$(343)
Other, net. During the nine months ended September 30, 2023, we recorded a $0.6 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the three months ended September 30, 2023.
Income taxes. Income tax expense totaled $2.1 million for the three months ended September 30, 2023, a decrease of $0.6 million compared to the same period in 2022, primarily due to lower pre-tax income in the current period. Our operating tax rate before discrete items was 30.4% and 30.6% for the three months ended September 30, 2023 and 2022, respectively.

Income tax expense totaled $9.0 million for the nine months ended September 30, 2023, a decrease of $3.0 million compared to the same period in 2022, primarily due to lower pre-tax income in the current period. Our operating tax rate before discrete items was 28.9% and 27.8% for nine months ended September 30, 2023 and 2022, respectively.
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
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate, with number of deaths generally higher during the winter months due to the higher incidences of death from influenza and pneumonia as compared to other periods of the year. Seasonal fluctuations in the death rate may be further affected by epidemics and pandemics, like COVID-19, including any new or emerging public health threats. These unexpected fluctuations may not only increase death rates during the affected period, but also may subsequently decrease death rates following the affected period as a result of an acceleration of death rates. As a result, we are unable to predict or forecast the duration or variation of the current death rate with any certainty.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available for a reasonable price. We are not exposed to any other significant market risks other than those related to the impact of health and safety concerns from epidemics and pandemics and inflation, which are described in more detail in Part 1, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2023 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at September 30, 2023 are presented in Part 1, Item 1, Financial Statements, Note 8 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.25% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At September 30, 2023, we had outstanding borrowings under the Credit Facility of

$187.3 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under the Credit Facility at either prime rate or the BSBY rate plus a margin. At September 30, 2023, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.9 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At September 30, 2023, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.7 million and the fair value of the Senior Notes was $342.6 million based on the last traded or broker quoted price, reported by the Financial Industry Regulatory Authority, Inc. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.
Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures are effective at September 30, 2023 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Item 1A.Risk Factors.
Risk Factor Update
The risk factors below should be carefully read in conjunction with the risk factors set out in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Report on Form 10-Q for the quarter ending March 31, 2023 and June 30, 2023, respectively, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

July 1, 2023 - July 31, 2023	—	$—	—	$48,898,769
August 1, 2023 - August 31, 2023	—	$—	—	$48,898,769
September 1, 2023 - September 30, 2023	—	$—	—	$48,898,769
Total for quarter ended September 30, 2023	—		—

(1)	See Part I, Item 1, Financial Statements, Note 14 for additional information on our publicly announced share repurchase program.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 Trading Plans
On August 31, 2023, Melvin C. Payne, Executive Chairman of the Board of the Company, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which was adopted on March 13, 2023 and provided for the potential sale of up to 50,000 shares of the Company’s common stock on a specified date every three months beginning on June 13, 2023 and continuing through December 31, 2024 (the “Plan”). The Plan was terminated as a result of the Company’s June 29, 2023 announcement regarding the Board’s review of potential strategic alternatives for the Company.
Other than Mr. Payne’s Plan discussed above, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K under the Exchange Act.
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

CARRIAGE SERVICES, INC.
Date:	November 9, 2023	/s/ L. Kian Granmayeh
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