Form 10-K
period 2023-12-31
CARRIAGE SERVICES INC
filed 2024-03-01
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2023

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $434.4 million based on the closing price of $32.47 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 23, 2024 was 15,141,435.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, cost inflation, overhead, including talent recruitment, field and corporate incentive compensation, preneed sales or other financial items; any statements of the plans, strategies, objectives and timing of management for future operations or financing activities, including, but not limited to, technology innovations, product development, capital allocation, the ability to obtain credit or financing, organizational performance, anticipated integration, performance and other benefits of recently completed acquisitions, and cost management and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any projections or expectations related to the conclusion of the Board’s strategic review; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•our ability to find and retain skilled personnel;
•the effects of our talent recruitment efforts, incentive and compensation plans and programs, including such effects on our Standards Operating Model and the Company’s operational and financial performance;
•our ability to execute our strategic initiatives and growth strategy, if at all;
•the potential adverse effects on the Company’s business, financial and equity performance if management fails to meet the expectations of its strategic initiatives and growth plan;
•our ability to execute and meet the objectives of our High Performance and Credit Profile Restoration Plan, if at all;
•the execution of our Standards Operating and Strategic Acquisition Models;
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
•our ability to meet the projected financial and equity performance goals to our full year outlook, if at all;
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
•potential adverse impacts resulting from stockholder or market perceptions of our recent announcement regarding the conclusion of our Board’s review of potential strategic alternatives;
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
At December 31, 2023, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
COMPANY DEVELOPMENTS
Executive Leadership Changes
On January 2, 2023, the Company’s Board of Directors (the “Board”) appointed Adeola Olaniyan, the Company’s Corporate Controller (Principal Accounting Officer), as the Company’s interim Principal Financial Officer, effective on that date, to serve until a permanent replacement was identified.
On March 13, 2023, the Board appointed L. Kian Granmayeh to serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer), effective on that date.
On June 21, 2023, the Board appointed Carlos R. Quezada, to serve as Chief Executive Officer (“CEO”), effective on that date, as part of a planned succession of Melvin C. Payne, founder and former CEO. Concurrently with the appointment of Mr. Quezada as CEO, Mr. Payne stepped down as CEO and the Board approved his appointment as Executive Chairman of the Board, effective on that date. On February 24, 2024, Mr. Payne ceased serving as Executive Chairman of the Board and began serving as a special advisor to the Board and senior management of the Company in a consulting role. For more information on his transition, see Part II, Item 8, Financial Statements and Supplementary Data, Note 24 (Subsequent Events).
On June 21, 2023, the Board appointed Steven D. Metzger, to serve as President, along with remaining in his role as Secretary, effective on that date.
Board of Directors - Resignation; Election; and Review of Potential Strategic Alternatives
On February 22, 2023, the Board elected Mr. Quezada, who was then the Company's President and Chief Operating Officer, to serve as a Class II director, effective that same date, until the Company’s 2025 annual meeting of stockholders. The Board also appointed Mr. Quezada to serve as Vice Chairman of the Board. Mr. Quezada serves as a non-independent member of the Board, but was not appointed to any of its standing committees.
On June 15, 2023, Dr. Achille Messac, a member of our Board, provided notice of his resignation from the Board, effective on that date. Dr. Messac’s resignation was not a result of any disagreement with the Company on any matter related to its operations, policies or practices.
On June 21, 2023, concurrently with Mr. Payne stepping down as CEO, the Board approved his appointment as Executive Chairman of the Board, effective on that date. On February 24, 2024, Mr. Payne ceased serving as Executive Chairman of the Board and began serving as a special advisor to the Board and senior management of the Company in a consulting role. For more information on this transition, see Part II, Item 8, Financial Statements and Supplementary Data, Note 24 (Subsequent Events).
On June 21, 2023, the Board elected Chad Fargason to serve as a Class II Director until the Company’s 2025 annual meeting of stockholders. Mr. Fargason was appointed to serve on the Audit Committee, along with being appointed Chairman of the Corporate Governance Committee.
On June 29, 2023, the Board announced it had initiated a process to explore potential strategic alternatives, possibly including a sale, merger or other potential strategic or financial transaction, to maximize stockholder value. On February 21, 2024, the Board voted to bring the review of potential strategic alternatives to a close. For more information on this process and its conclusion, see Part II, Item 8, Financial Statements and Supplementary Data, Note 24 (Subsequent Events).

On July 5, 2023, the Board elected Somer Webb to serve as a Class I Director until the Company’s 2024 annual meeting of stockholders. Ms. Webb was appointed to serve as the Chair of the Compensation Committee and a member of the Audit and Corporate Governance Committees.
On July 24, 2023, Barry Fingerhut, a member of the Board, provided notice of his resignation from the Board, effective on that date. Mr. Fingerhut’s resignation was not a result of any disagreement with the Company on any matter related to its operations, policies or practices.
On July 25, 2023, the Board elected Julie Sanders to serve as a Class II Director until the Company’s 2025 annual meeting of stockholders. Ms. Sanders was appointed to serve on each of the Audit, Compensation and Corporate Governance Committees.
On November 1, 2023, the Board appointed Mr. Fargason, an existing Class II Director, to serve on the Compensation Committee.
Strategic Partnership Agreement
On May 16, 2023, we received a $6.0 million incentive payment from a national insurance provider for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, which is subject to partial claw-back if we do not meet certain preneed funeral sales volumes.
Code of Business Conduct and Ethics
On February 22, 2023, our Board, on the recommendation of the Board’s Audit Committee, approved various amendments to the Company’s Code of Business Conduct and Ethics (the “Code”), which applies to all directors, officers and employees of the Company and its subsidiaries. In addition to making certain technical and administrative updates, the amendments to the Code include, among other things, summarizing and clarifying the Company’s existing compliance requirements and also identifies and expands upon certain policies, including those related to bribery and kickbacks, antitrust, political activity and improper influence on auditors. A copy of the Code, as amended, is posted on our website under “Investors - Corporate Governance – Governance Documents.”
Acquisitions
On March 22, 2023, we acquired three funeral homes, two cemeteries and a cremation focused business in the Bakersfield, CA area for $44.0 million.
Divestitures
During the year ended December 31, 2023, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and merged one funeral home with another business we own in a nearby market.
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
Approximately 15% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. In 2023, we entered into an exclusive partnership agreement with a national insurance provider to market and sell prearranged funeral services, for which we received a $6.0 million incentive payment. The incentive payment is subject to partial claw-back if certain preneed funeral sales volumes are not met within the ten-year term of the agreement. As such, we will recognize the incentive payment in proportion to our achieved preneed funeral sales volume per the agreement at each reporting period.
Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by our local funeral directors with sales sourced by our own sales counselors and by third party sellers. We sold 9,111 and 10,511 preneed funeral contracts, net of cancellations, during the years ended December 31, 2022 and 2023, respectively. At December 31, 2023, we had a backlog of 104,834 preneed funeral contracts to be delivered in the future.
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
Approximately 49% of our cemetery operating revenue is derived from preneed property sales. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and interment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries, including the development of standardized sales systems across our portfolio of cemeteries, in order to focus on growth of our preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income may have a significant impact on our preneed sales success rate. Cemetery revenue that originated from preneed contracts represented approximately 67% and 78% of our total cemetery revenue for 2022 and 2023, respectively. At December 31, 2023, we had a backlog of 69,930 preneed cemetery contracts to be delivered in the future.

Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions that we select. Investment management and advisory services are provided either by our wholly-owned registered investment advisory firm (“CSV RIA”) or by independent financial advisors. As of December 31, 2023, CSV RIA provided these services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that provides guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets complies with applicable laws.
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
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 8 and 9.
BUSINESS STRATEGY
Our operations and business strategy are founded on the shared values of our Guiding Principles and built upon the execution of our Standards Operating and Strategic Acquisition Models, aligned with our purpose of creating a premier experience through innovation, empowered partnership, and elevated service.
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
Important elements of our Standards Operating Model include:
•Balanced Operating Model – We believe a partially decentralized structure works best in the funeral and cemetery industry and for our Company. Successful execution of our Standards Operating Model is highly dependent on strong local leadership, intelligent risk taking, entrepreneurial drive and corporate support aligned with the key drivers of a successful operation organized around three primary areas - market share, high-value services and operating financial metrics.
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
•The Right Local Leadership – Successful execution of our operating model is highly dependent on strong local leadership, intelligent risk taking and entrepreneurial empowerment. A Managing Partner’s performance is judged according to achievement of the standards for that business.

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
We have learned that the long-term growth or decline of a local branded funeral and cemetery business is reflected by several criteria that correlate strongly with five to ten year performance in volumes (market share), revenue and sustainable field-level earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins (a non-GAAP measure). We use criteria such as cultural alignment, volume and price trends, size of business, size of market, competitive standing, demographics, strength of brand and barriers to entry to evaluate the strategic position of potential acquisition candidates. Our financial valuation of an acquisition candidate is then determined through the application of an appropriate after-tax cash return on investment that exceeds our cost of capital.
Our belief in our updated purpose statement, which is creating a premier experience through innovation, empowered partnership, and elevated service, and Guiding Principles, along with the proper execution of the models that define our strategy should give us a competitive advantage in every market where we compete. We believe that we can execute on our models and strategies without proportionate incremental investment in our consolidation platform infrastructure and without additional fixed regional and corporate overhead, which should give us a competitive advantage that is evidenced by the sustained earning power of our portfolio as defined by our EBITDA margin.
COMPETITION
The funeral and cemetery industry has been, and remains, highly competitive. The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries with operations in the United States are Service Corporation International (“SCI”), Park Lawn Corporation (“Park Lawn”) and Carriage. We believe these three companies collectively represent approximately 20% of funeral and cemetery revenue in the United States. Independent businesses, along with other privately-owned consolidators, represent the remaining 80% of industry revenue.
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

Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized pricing information and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral goods and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items. On October 20, 2022, the FTC announced that it was retaining the Funeral Rule and issued an advanced notice of proposed rulemaking concerning potential amendments to the Funeral Rule. These potential amendments include, among other things, whether and how funeral providers should be required to display or attribute their price information online and through electronic means. On December 21, 2022, the FTC voted to extend the public comment period to January 17, 2023 for its advanced notice of proposed rulemaking on potential amendments to the Funeral Rule. On May 17, 2023, the FTC announced, as part of its continuing review of potential amendments to the Funeral Rule, that it would host a public workshop, held on September 7, 2023, to consider issues raised by certain consumer advocacy groups. Although the FTC’s public workshop was completed, no further announcements related to the notice of proposed rulemaking on potential amendments to the Funeral Rule have been announced by the FTC. We cannot predict what changes, if any, may be made to the Funeral Rule or the impact of any such changes on our business.
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
As of December 31, 2023, we and our subsidiaries employed 2,602 employees, of whom 1,249 were full-time and 1,353 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.
AVAILABLE INFORMATION
We file annual, quarterly and other reports, and any amendments to those reports, and information with the United States Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
Our website address is www.carriageservices.com. Available on our website under “Investors – SEC Filings,” free of charge, are Carriage’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, insider reports on Forms 3, 4 and 5 filed on behalf of directors and officers and amendments to those reports, each as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.
Also posted on our website, and available in print upon request, are charters for our Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on our website under “Investors - Corporate Governance – Governance Documents.” Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002. Information contained on our website is not part of this Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
RISKS RELATED TO OUR BUSINESS
Risks Related to Review of Strategic Alternatives Process and a Potential Strategic Transaction
We recently announced the conclusion of our review of strategic alternatives and there can be no assurance that the announcement of the conclusion of that process will not have an adverse impact on our business.
On June 29, 2023, following an unsolicited bid, we announced our Board had initiated a process to explore potential strategic alternatives, possibly including, but not limited to, a sale, merger or other potential strategic or financial transaction, aimed at increasing stockholder value. After engaging in discussions with a number of potential counter parties as part of the process, on February 21, 2024 the Board voted to bring its review of strategic alternatives to a close and determined that continuing to execute on our strategic plan as an independent public company was in the best interest of our Company and our stockholders at this time.
Our announcement on February 21, 2024 may result in a perception that there is uncertainty about the future of our business and operations, regardless of the actual circumstances. Such perceptions may negatively affect our business, disrupt our operations and divert the attention of our Board, management, and employees, all of which could materially and adversely affect our business and operations. In addition, our stock price may experience periods of increased volatility as a result of such perceptions and speculation about the future of our business and operations.

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
Our Good To Great II incentive program rewards certain employees who are not Managing Partners in alignment with the incentive programs for our Managing Partners. Specifically, the Good To Great II incentive program is tied to the future performance of the Company and requires the Company’s share price to reach one of five predetermined Common Stock Price Averages (as defined by the program) through a performance period ending December 31, 2024 in order for the award to be earned by the participants of the program. While the program aligns our incentives with long-term value creation, there is a potential risk of dilution to our stockholders if we achieve the highest performance tier under the Good To Great II incentive program, which equals a Common Stock Price Average (as defined by the program) of $77.34 per share. At December 31, 2023, under such a scenario, a total of 892,045 shares of common stock would be awarded to participants under the program. We believe this incentive program will result in improved overall financial performance.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2021, 2022 and 2023:

	2021	2022	2023
Preneed funeral trust funds	16.0%	1.0%	17.3%
Preneed cemetery trust funds	19.3%	0.7%	19.1%
Perpetual care trust funds	19.1%	(0.2)%	20.2%
Generally, earnings or gains and losses on our preneed funeral and cemetery trust investments are recognized, and we withdraw cash, when the underlying service is performed, merchandise is delivered, or upon contract cancellation. Our cemetery perpetual care trusts recognize earnings, and in certain states, capital gains and losses, and we withdraw cash when we incur qualifying cemetery maintenance costs. If the investments in our trust funds experience significant, recurring and sustained declines in subsequent years, there could be insufficient funds in the trusts to cover the costs of delivering services and merchandise or maintaining cemeteries in the future. We may be required to cover any such shortfall with cash flows from operations or other sources of cash, which could have a material adverse effect on our financial condition, results of operations or cash flows. For more information related to our trust investments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 8.
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
For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law which includes a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax (“CAMT”) on corporations that have an average of $1 billion adjusted financial statement income over a consecutive three-year period and a 1% excise tax on certain corporate stock repurchases. The impact of these provisions became effective for our Company beginning on January 1, 2023. We have reviewed and assessed the provisions of the IRA, and we do not currently believe that the IRA will have a material impact on our business, operating results, and financial condition. We will continue to evaluate the impact of the IRA, along with any other new or revised tax laws or regulations, as such information becomes available.

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
Declines in the number of deaths could cause atneed sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenue. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. For example, our business can be affected by seasonal fluctuations in the death rate, with number of deaths generally higher during the winter months due to the higher incidences of death from influenza and pneumonia as compared to other periods of the year. Seasonal fluctuations in the death rate may be further affected by epidemics and pandemics, like COVID-19, including any new or emerging public health threats. These unexpected fluctuations may not only increase death rates during the affected period, like we saw with the recent COVID-19 pandemic, but also may subsequently decrease death rates following the affected period as a result of an acceleration of death rates. As a result, we are unable to predict or forecast the duration or variation of the current death rate with any certainty, including the potential impact of epidemics and pandemics on the death rate, including any new or emerging public health threats. Any future variations of the death rate may cause our revenue to fluctuate and our results of operations to lack predictability.
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
Moreover, if we do not maintain compliance with our continuing obligations or any covenants, terms and conditions of the Credit Facility, we could be in default and required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. It may be difficult for us to find an alternative lending source under these circumstances. Without access to borrowings under the Credit Facility, our liquidity would be adversely affected and we would lack sufficient working capital to operate our business as presently conducted. Any disruption in access to credit could force us to take measures to conserve cash and take steps to raise additional funds, which could have negative impacts on our business, results of operations, financial condition and for our stockholders. For example, if we raised additional funds through issuing additional equity securities, our stockholders may experience significant dilution and the price of our common stock may decline.
Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
Our indebtedness requires significant interest and principal payments. As of December 31, 2023, we had $585.1 million of total debt (excluding debt issuance costs, debt discounts and lease obligations), consisting of $6.0 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses and real estate we purchased), $400.0 million of our Senior Notes and $179.1 million of outstanding borrowings under our Credit Facility, with $68.3 million of availability under our Credit Facility after giving effect to $2.6 million of outstanding letters of credit.
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
Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take certain actions, including reducing spending on day-to-day operations, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets, dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness or issuing equity, each of which may lead to negative impacts on our business, results of operations, financial condition and for our stockholders. In addition, our ability to withstand competitive pressures and to react to changes in our industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt, including the notes.
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
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure or by reducing the amount of discretionary income consumers have available to spend on our services. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have already experienced cost increases and surcharges from our vendors and suppliers on merchandise and goods and may continue to experience additional cost increases in the future, which could be of greater magnitude than those experienced to date. In addition, the impacts of inflation are also felt by consumers who face rising prices for a variety of goods and services, which could reduce the amount of discretionary spending that would otherwise be available to our client families and potential client families to spend on our services. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
Our business and operational results could be adversely affected by general conditions in the U.S. economy, including conditions that are outside of our control, such as the impact of health and safety concerns from epidemics and pandemics. For example, the initial U.S. and global economic and financial conditions related to the COVID-19 pandemic resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn from a pandemic or epidemic, including any new or emerging public health threats and the related adverse economic and health consequences, could result in a variety of risks to our business, financial condition or results from operations, including weakened demand from our client families, decreased preneed sales, increased preneed installment contract defaults, increased cremation rates, reduced access to capital and credit markets or delays in obtaining client family payments. A weak or declining economy could also strain our supply partners. Additionally, our business relies heavily on our employees, including key employees due to the localized and personal nature of our business, and adverse events such as health-related concerns, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of pandemic diseases, or any new or emerging public health threats, we may lose the services of a number of our key employees or experience system interruptions, which could lead to impacts to our regular business operations, inefficiencies and reputational harm. Due to the uncertainty around the ultimate impacts of any epidemic or pandemic, including any new or emerging public health threats, to our business and operations, any related impact on our business and operational results cannot be reasonably estimated at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which future epidemics and pandemics, including any new or emerging public health threats, would affect financial market conditions that could adversely impact our business.
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
Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2023 and our annual review of long-lived assets and leases at December 31, 2023, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for tradenames for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded an impairment to the tradenames for two of our funeral homes of $0.2 million, as the carrying amount of these tradenames exceeded the fair value. We concluded that there were no impairments of our goodwill or other long-lived assets and leases.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
The Company’s cybersecurity program is designed to secure the continuity of operations and protect the privacy of company, employee and customer data. Our approach to managing cybersecurity risk and safeguarding information across our organization embeds data protection and cybersecurity risk management throughout our enterprise and daily operations. Our team maintains processes for identifying, assessing and managing material risks, including such risks from cybersecurity threats, and such processes are integrated into our overall risk management approach. Our team regularly reviews significant risks to our Company, including significant cybersecurity risks and the potential for future cybersecurity incidences. Through these reviews, we discuss the identified risks, describe the likelihood of occurrence and assess its potential impact, including the materiality thereof. As part of this exercise, mitigating measures are planned and implemented into action as necessary. As an additional feature of our cybersecurity risk management process, we have engaged an external third-party service provider to support our cybersecurity team, continuously monitoring and identifying potential threats with the ability to take immediate mitigation actions when required. In addition to these services we conduct periodic network penetration tests conducted by an independent third party.
We undertake to align our cybersecurity approach, which encompasses both enterprise security and operational security, along with the standards of the National Institute of Standards and Technology Cybersecurity Framework. We maintain continuous cyber threat-detection systems and have established an incident response plan, which contains playbooks for addressing and recovering from potential material cyberattacks and breaches of data security. We also have controls in place to ensure any third-party access to our internal systems adhere to internal cybersecurity safeguards, as well as firewalling any access from such third-parties, including service providers, through a secure virtualization layer. In addition to security measures for third-party service providers, we require periodic training covering cybersecurity and information management and conduct regular cybersecurity awareness campaigns.
Except with respect to our previously disclosed ransomware attack to our information technology system in January 2021, which we determined, based on our assessment of the information known to us, did not have, nor do we expect it will have, a material impact on our business, operations or financial results, we are not aware of any cybersecurity incident that has had or is reasonably likely to have a material impact on our business operations. Given the rapid evolution of cyber-related attack techniques, cybersecurity risks associated with our information technology systems and the systems of our vendors continue to grow. Notwithstanding our cybersecurity management processes, a future cybersecurity incident could have a material adverse effect on our business or on our financial position, results of operations or cash flows. See “Item 1A. Risk Factors - General Risks – Information Technology and Internal Controls - We rely significantly on information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents could harm our ability to operate our business effectively.”
GOVERNANCE
We involve multiple levels of oversight as a part of our approach to cybersecurity risk management. Our Board oversees and regularly reviews risks to our Company, including cybersecurity, along with related policies and procedures. These reviews include updates from our management team and periodic executive sessions with our Chief Information Officer (“CIO”) covering cybersecurity matters, such as developments to our program, key risk indicators, emerging risks, and identified incidents.
In addition, our CIO, who has more than 25 years of industry experience and over 10 years of experience with the development, training and controls of effective enterprise cybersecurity programs, oversees the implementation and compliance of our cybersecurity program and mitigation of information security related risks. Such oversight includes: (i) reviewing our enterprise risk register; (ii) maintaining adequate processes to manage the identified risks under our cybersecurity program; (iii) regularly analyzing logs of cybersecurity threats and vulnerabilities; and (iv) overseeing prevention, detection, mitigation and remediation efforts in general, including the development and maintenance of the above-mentioned incident response plan. Additionally, we maintain an experienced information technology team at the employee level that supports our CIO in implementing our cybersecurity program and internal reporting, security and mitigation functions.
ITEM 2.    PROPERTIES.
At December 31, 2023, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states. We own the real estate and buildings for 150 of our funeral homes and lease 21 facilities. We own 31 cemeteries and operate one cemetery under a long-term contract with a municipality, which we refer to as a managed property. We operate 20 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.

The 32 cemeteries that we operate have developed cemetery property of approximately 143,000 and 162,000 units available-for-sale at December 31, 2022 and 2023, respectively. In addition, we own approximately 500 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.
Our support center is located in Houston, Texas, where we lease approximately 48,000 square feet of office space.
The following table sets forth certain information as of December 31, 2023, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	23	5	7	—
Connecticut	7	2	—	—
Florida	11	5	5	—
Georgia	3	—	—	—
Idaho	4	1	3	—
Illinois	2	—	1	—
Kansas	2	—	—	—
Kentucky	6	1	—	—
Louisiana	3	1	1	—
Massachusetts	7	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	1	1	—	—
New Mexico	1	—	—	—
New York	10	1	—	—
North Carolina	11	1	2	—
Ohio	5	—	—	—
Oklahoma	5	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	22	1	6	—
Virginia	8	1	1	—
Washington	2	—	—	—
Wisconsin	1	—	—	—
Total	150	21	31	1

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to twenty years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.

The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Years Ended December 31,
	2021	2022	2023
Funeral homes at beginning of period	178	170	171
Acquisitions	—	6	3
Divestitures	(2)	(4)	(2)
Mergers of funeral homes	(6)	(1)	(1)
Funeral homes at end of period	170	171	171

Cemeteries at beginning of period	32	31	32
Acquisitions	—	1	2
Divestitures	(1)	—	(2)
Cemeteries at end of period	31	32	32
ITEM 3.    LEGAL PROCEEDINGS.
For more information regarding legal proceedings see Part II, Item 8, Financial Statements and Supplementary Data, Note 16.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” At February 23, 2024, there were 15,141,435 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 300 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 8,100 beneficial owners of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2023, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933 (as amended, the “Securities Act”) that have not been reported in a Form 8-K or Form 10-Q.
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
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Securities Exchange Act, which totaled up to $265.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value of shares repurchased in thousands):

	Years Ended December 31,
	2021	2022	2023
Number of Shares Repurchased(1)	2,906,983	695,496	—
Average Price Paid Per Share	$49.01	$49.22	$—
Dollar Value of Shares Repurchased(1)	$142,469	$34,234	$—

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2023, our share repurchase program had $48.9 million authorized for repurchases.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2023 - October 31, 2023	—	$—	—	$48,898,769
November 1, 2023 - November 30, 2023	—	$—	—	$48,898,769
December 1, 2023 - December 31, 2023	—	$—	—	$48,898,769
Total for quarter ended December 31, 2023	—		—

(1)	See the first paragraph under the caption “Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following line graph below compares the yearly change in cumulative total stockholder return over a 5-year period on our common stock relative to the cumulative total returns of the Russell 3000 Index (the “Russell 3000”), a peer group selected by the Company comprising SCI, Matthews International Corp. (“Matthews”) and Park Lawn (the “Peer Group”).
We use a peer group index, as we believe there is no relevant published industry or line-of-business index that reflects the companies against which we compete in our industry. The returns of each member of the Peer Group are weighted according to their respective stock market capitalization as of the beginning of each period measured.
The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the Peer Group was $100 on the last trading day of December 2018, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the Peer Group is provided as of the last trading day of each of our last five fiscal years.
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
Among Carriage, the Russell 3000 Index and the Peer Group
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At December 31, 2023, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states.
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
Funeral Home Operations
Factors affecting our funeral operating results include: demographic trends relating to population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary, merchandise and other controllable costs; exercising pricing leverage related to our atneed business to increase average revenue per contract; and our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, which would offset lower pricing power as preneed contracts mature. In simple terms, volume and price are the two variables that affect funeral revenue. The average revenue per contract is influenced by the mix of traditional and cremation services because our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively fixed cost structure.
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
Inflationary and Macroeconomic Trends
During 2023, we continued to experience cost increases from our vendors and suppliers on merchandise and goods due to increases in the cost of raw materials, as well as inflationary impacts and rising interest rates. For example, we experienced higher costs related to full-time hourly base rates, utilities, funeral supplies, merchandise costs, insurance, and increased borrowing costs due to higher variable interest rates under our Credit Facility. Although we have taken steps to mitigate these cost increases and we expect these impacts to continue throughout the next year, the ultimate scope and duration of these impacts are unknown at this time. More broadly, the U.S. economy continues to experience higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although we expect these trends to continue throughout the next year, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate these cost increases, if possible.
During 2023, we experienced lower volumes as compared to prior years due to fluctuations in the death rate, although overall financial performance remains at or above prior reporting periods. Although we expect fluctuations in the death rate to continue, we are unable to predict or forecast the duration or variation of the death rate with any certainty. Regardless of these fluctuations in the death rate, we continue to focus on expanding market share, cost management and executing on our strategic operational plans.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility (defined below).
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, subject to its customary terms and conditions. However, if our capital allocations and expenditures or acquisition plans change, we may need to access the capital markets or seek further borrowing capacity from our lenders to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A, Risk Factors.
For 2024, our plan is to remain focused on integrating our recently acquired business and prioritizing our capital allocation for debt repayments, the payment of dividends and debt obligations and internal growth capital expenditures, which we expect to fund using cash on hand and borrowings under our Credit Facility, along with general corporate purposes, as allowed under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.
Cash Flows
We began 2023 with $1.2 million in cash and ended the year with $1.5 million in cash. At December 31, 2023, we had borrowings of $179.1 million outstanding on our Credit Facility compared to $190.7 million as of December 31, 2022 and $155.4 million as of December 31, 2021.
The following table sets forth the elements of cash flow (in thousands):

	Years Ended December 31,
	2021	2022	2023
Cash at beginning of year	$889	$1,148	$1,170

Net cash provided by operating activities	84,246	61,024	75,590

Acquisitions of businesses and real estate	(3,285)	(33,876)	(44,500)
Proceeds from divestitures and sale of other assets	7,875	5,027	4,132
Proceeds from insurance claims	7,758	2,440	1,403
Capital expenditures	(24,883)	(26,081)	(18,039)
Net cash used in investing activities	(12,535)	(52,490)	(57,004)

Net borrowings (payments) on our Credit Facility, acquisition debt and finance lease obligations	106,869	34,418	(12,767)
Payment to redeem the 6.625% senior notes due 2026	(400,000)	—	—
Payment of call premium related to the 6.625% senior notes due 2026	(19,876)	—	—
Proceeds from the issuance of the 4.25% senior notes due 2029	395,500	—	—
Payment of debt issuance costs for the Credit Facility and 4.25% senior notes due 2029	(2,197)	(922)	—
Conversions and maturity of the Convertible Notes	(3,980)	—	—
Net proceeds from employee equity plans	(3)	1,418	1,242
Dividends paid on common stock	(7,264)	(6,763)	(6,708)
Purchase of treasury stock	(140,040)	(36,663)	—
Other financing costs	(461)	—	—
Net cash used in financing activities	(71,452)	(8,512)	(18,233)

Cash at end of year	$1,148	$1,170	$1,523

Operating Activities
For the year ended December 31, 2023, cash provided by operating activities was $75.6 million compared to $61.0 million for the year ended December 31, 2022 and $84.2 million for the year ended December 31, 2021.
The increase of $14.6 million for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to an $8.6 million withdrawal of realized capital gains and earnings from our preneed funeral and cemetery trust investments and receiving a $6.0 million incentive payment from a vendor related to a strategic partnership agreement to market and sell prearranged funeral services. The decrease of $23.2 million for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to the unfavorable working capital changes in accrued liabilities, which were partially offset by favorable changes in income tax receivables.
Investing Activities
Our investing activities resulted in a net cash outflow of $57.0 million for the year ended December 31, 2023 compared to $52.5 million for the year ended December 31, 2022 and $12.5 million for the year ended December 31, 2021.
Acquisition and Divestiture Activity
During the year ended December 31, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business for $44.0 million and real estate for $3.1 million of which $0.5 million was paid in cash and the remainder financed over fifteen years. In addition, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and real estate for $3.1 million.
We also received proceeds of $1.4 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022 and a fire that occurred during the first quarter of 2023.
During the year ended December 31, 2022, we acquired a business consisting of two funeral homes in Kissimmee, FL for $6.3 million in cash and a business consisting of three funeral homes, one cemetery and one cremation focused business in the Charlotte, NC area for $25.0 million in cash. In addition, we sold four funeral homes for $1.5 million, sold real estate for $3.3 million and purchased real estate for $2.6 million. We also received proceeds of $2.4 million from our property insurance policy for the reimbursement of renovation costs for our funeral and cemetery businesses that were damaged by Hurricane Ida.
During the year ended December 31, 2021, we sold two funeral homes and one cemetery for $2.5 million, sold real estate for $5.2 million and purchased real estate for $3.3 million. We also received proceeds of $7.8 million from our property insurance policy for the reimbursement of renovation costs for our funeral and cemetery businesses that were damaged by Hurricane Ida.
Capital Expenditures
For the year ended December 31, 2023, our capital expenditures (comprised of growth and maintenance spend) totaled $18.0 million compared to $26.1 million for the year ended December 31, 2022, and $24.9 million for the year ended December 31, 2021.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Years Ended December 31,
	2021	2022	2023
Growth
Cemetery development	$5,845	$7,679	$7,143
Renovations at certain businesses(1)	4,541	5,048	1,504
Crematory projects	495	788	1,206
Other	687	782	110
Total Growth	$11,568	$14,297	$9,963

(1)	During the year ended December 31, 2023, we spent $0.8 million for renovations to two businesses that were affected by Hurricane Ian, which occurred during the third quarter of 2022 and $0.4 million for renovations to one business that was damaged by a fire, which occurred during the first quarter of 2023, all of which was reimbursed by our property insurance.

During the year ended December 31, 2022, we spent $2.4 million for renovations on two businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance.

During the year ended December 31, 2021, we spent $1.6 million for renovations on four businesses that were affected by Hurricane Ida, all of which was reimbursed by our property insurance.

	Years Ended December 31,
	2021	2022	2023
Maintenance
General equipment and furniture	$7,027	$4,834	$5,993
Facility repairs and improvements	2,543	3,207	1,041
Vehicles	2,329	2,062	618
Paving roads and parking lots	1,186	1,157	424
Information technology infrastructure improvements	230	524	—
Total Maintenance	$13,315	$11,784	$8,076
Financing Activities
Our financing activities resulted in a net cash outflow of $18.2 million for the year ended December 31, 2023 compared to a net cash outflow of $8.5 million for the year ended December 31, 2022 and a net cash outflow of $71.5 million for the year ended December 31, 2021.
For the year ended December 31, 2023, we had net payments on our Credit Facility, acquisition debt and finance leases of $12.8 million and paid dividends of $6.7 million.
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
Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683
December 1st	$0.1125	$1,685

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653
December 1st	$0.1125	$1,655

2021	Per Share	Dollar Value
March 1st	$0.1000	$1,799
June 1st	$0.1000	$1,808
September 1st	$0.1000	$1,783
December 1st	$0.1125	$1,873
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

Share repurchase activity is as follows (dollar value of shares repurchased in thousands):

	Years Ended December 31,
	2021	2022	2023
Number of Shares Repurchased(1)	2,906,983	695,496	—
Average Price Paid Per Share	$49.01	$49.22	$—
Dollar Value of Shares Repurchased(1)	$142,469	$34,234	$—

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2023, our share repurchase program had $48.9 million authorized for repurchases.
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at December 31, 2023 is as follows (in thousands):

	December 31, 2022	December 31, 2023
Credit Facility	$190,700	$179,100
Operating leases	19,518	18,510
Finance leases	5,157	6,423
Acquisition debt	3,993	5,998
Total	$219,368	$210,031
Credit Facility
At December 31, 2023, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 14 to our Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, among others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2023, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.75 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2023.
At December 31, 2023, we had outstanding borrowings under the Credit Facility of $179.1 million. We also had one letter of credit for $2.3 million under the Credit Facility, which was increased to $2.6 million on July 7, 2023. The letter of credit will expire on November 27, 2024 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2023, we had $68.3 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based on our leverage ratio. At December 31, 2023, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. The weighted average interest rate on our Credit Facility was 4.0% and 8.6% for the years ended December 31, 2022 and 2023, respectively.

We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Credit Facility interest expense	$1,820	$7,105	$17,251
Credit Facility amortization of debt issuance costs	380	412	552
The interest payments on our remaining borrowings under the Credit Facility will be determined based on the average outstanding balance of our borrowings and the prevailing interest rate during that time. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 to our Consolidated Financial Statements for further detail of our debt and interest payments.
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes, vehicles and equipment under finance leases with original terms ranging from three and a half to forty years.
The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Operating lease cost	$3,762	$3,375	$3,526
Short-term lease cost	193	329	372
Variable lease cost	160	324	234

Finance lease cost:
Depreciation of leased assets	$438	$438	$541
Interest on lease liabilities	471	442	500
At December 31, 2023, non-cancelable operating and finance lease obligations were $35.9 million with $5.4 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 15 to our Consolidated Financial Statements for further detail of our lease payments.
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities typically range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Acquisition debt imputed interest expense	$364	$311	$291
At December 31, 2023, acquisition debt obligations were $9.3 million, with $0.9 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 to our Consolidated Financial Statements for further detail of our debt payments.
Convertible Subordinated Notes due 2021
During the year ended December 31, 2021, we converted $2.4 million in aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) held by certain holders for $3.8 million in cash and recorded $1.4 million for the reacquisition of the equity component. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at December 31, 2022 and 2023.

The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Convertible Notes interest expense	$18	$—	$—
Convertible Notes accretion of debt discount	20	—	—
Convertible Notes amortization of debt issuance costs	1	—	—
The effective interest rate on the unamortized debt discount and debt issuance costs for the year ended December 31, 2021 was 3.1%.
Senior Notes
At December 31, 2023, we had $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors, which were issued in a private offering under Rule 144A and Regulation S of the Securities Act.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 65 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the years ended December 31, 2022 and 2023 was 4.42% and 4.30%, respectively.
The fair value of the Senior Notes, which are Level 2 measurements, was $355.4 million at December 31, 2023.

The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Senior Notes interest expense	$21,767	$16,980	$17,000
Senior Notes amortization of debt discount	504	493	515
Senior Notes amortization of debt premium	85	—	—
Senior Notes amortization of debt issuance costs	195	140	147
We have future interest payments on our outstanding balance of $93.5 million, with $17.0 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to our Consolidated Financial Statements for further detail of our debt and interest payments.
Off-Balance Sheet Arrangements
At December 31, 2023, our off-balance sheet arrangements were as follows:
Non-compete agreements - We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have future payments on our non-compete agreements of $7.7 million, with $2.3 million payable within 12 months.
Consulting agreements - We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to five years and provide for bi-weekly or monthly payments. We have future payments on our consulting agreements of $2.2 million, with $0.9 million payable within 12 months.
Employment agreements - We have employment agreements with our executive officers. These agreements are generally for three to six years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired. We have future payments on our employment agreements of $13.3 million, with $5.5 million payable within 12 months.
In connection with Mr. Payne’s transition from Executive Chairman of the Board to serving as a special advisor to the Board, his employment agreement with the Company was terminated and he entered into a transition agreement, effective February 22, 2024. For more information on this transition see Part II, Item 8, Financial Statements and Supplementary Data, Note 24 to our Consolidated Financial Statements.
Letter of credit - We have one letter of credit for $2.6 million under the Credit Facility, which secures our obligations under our various self-insurance policies in the event we are unable to meet the self-insurance portion of our claim payment obligations. As we already have reserves recorded for our self-insurance claims costs, these do not represent additional liabilities. The letter of credit will expire on November 27, 2024 and is expected to automatically renew annually.
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

FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Years Ended December 31,
	2021	2022	2023
Revenue	$375,886	$370,174	$382,520
Funeral contracts	49,249	47,498	46,355
Average revenue per funeral contract	$5,360	$5,493	$5,543
Preneed interment rights (property) sold	11,408	10,878	11,813
Average price per preneed interment right sold	$4,718	$4,576	$5,007
Gross profit	$129,516	$119,226	$124,295
Net income	$33,159	$41,381	$33,413
Revenue in 2023 increased $12.3 million compared to 2022, primarily as a result of a 9.4% increase in the average price per preneed interment right sold, an 8.6% increase in the number of preneed interment rights (property) sold and a 0.9% increase in the average revenue per funeral contract, offset by a 2.4% decrease in the funeral contract volume. The funeral contract volume decrease is primarily a result of the lower impact of COVID-19 related deaths in the first quarter of 2023 as compared to the same period in 2022.
Revenue in 2022 decreased $5.7 million compared to 2021, primarily as a result of a 3.6% decrease in funeral contract volume, a 4.6% decrease in the number of preneed interment rights (property) sold and a 3.0% decrease in the average price per interment right sold, which were slightly offset by a 2.5% increase in average revenue per funeral contract. The decrease in funeral contract volume and the number of interment rights sold correspond to the decline in COVID-19 related cases in 2022 compared to 2021, as deaths directly attributable from COVID-19 largely decreased during that period to have minimal impact on the overall death rate. Further discussion of revenue for our funeral home and cemetery segments is presented under “Results of Operations.”
Gross profit in 2023 increased $5.1 million compared to 2022, primarily due to the increase in revenue from our cemetery segment, offset by an increase in operating expenses in our cemetery segment.
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
Net income in 2023 decreased $8.0 million compared to 2022, primarily due to the following: (1) a $10.4 million increase in interest expense; (2) a $4.7 million increase in general, administrative and other expenses; and (3) a $1.0 million increase in divestitures, disposals, impairment charges and insurance reimbursements, offset by (4) the increase in gross profit of $5.1 million; and (5) a $2.8 million decrease in tax expense.
Net income in 2022 increased $8.2 million compared to 2021, primarily due to the following: (1) a $23.6 million loss on extinguishment of debt in 2021; (2) a $3.5 million gain on insurance reimbursements in 2022, offset by (3) the decrease in gross profit of $10.3 million; (4) a $4.7 million increase in tax expense; (5) a $2.3 million increase in general, administrative and other expenses; and (6) a $1.4 million decrease in net loss on divestitures, disposals and impairments charges.
Further discussion of general, administrative and other expenses, net loss on divestitures, disposals and impairment charges, interest expense, income taxes and other components of income and expenses are presented under “Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2023, dated February 21, 2024, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of gross profit (a GAAP financial measure) to operating profit (a non-GAAP financial measure) (in thousands):

	Years Ended December 31,
	2021	2022	2023
Gross profit	$129,516	$119,226	$124,295

Cemetery property amortization	6,670	5,859	6,039
Field depreciation expense	12,609	13,316	14,166
Regional and unallocated funeral and cemetery costs	25,846	22,960	16,576
Operating profit(1)	$174,641	$161,361	$161,076

(1)	Operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of operating profit (a non-GAAP financial measure) by Segment (in thousands):

	Years Ended December 31,
	2021	2022	2023
Funeral Home	$119,007	$111,471	$104,997
Cemetery	55,634	49,890	56,079
Operating profit	$174,641	$161,361	$161,076

Operating profit margin(1)	46.5%	43.6%	42.1%

(1)	Operating profit margin is defined as operating profit as a percentage of revenue.
Further discussion of operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
YEAR ENDED DECEMBER 31, 2023 COMPARED TO YEAR ENDED DECEMBER 31, 2022
Results of Operations
The following is a discussion of our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
The term “operating” in the Funeral Home and Cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the Funeral Home segment, refers to two funeral home we sold during the year ended December 31, 2023 and two funeral homes we sold during the year ended December 31, 2022. The term “divested” when discussed in the Cemetery segment, refers to two cemeteries we sold during the year ended December 31, 2023.
The term “ancillary” in the Funeral Home segment represents our flower shop, monument business, pet cremation business and online cremation businesses.
Cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs, are not included in operating profit, a non-GAAP financial measure. Adding back these items will result in gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our revenue and operating profit for our funeral home operations (in thousands):

	Years Ended December 31,
	2022	2023
Revenue:
Operating	$251,396	$249,180
Divested	1,560	215
Ancillary	4,193	4,588
Other	9,754	10,793
Total	$266,903	$264,776

Operating profit:
Operating	$101,951	$94,949
Divested	53	(17)
Ancillary	841	455
Other	8,626	9,610
Total	$111,471	$104,997

The following measures reflect the significant metrics over this comparative period:

Contract volume	47,498	46,355
Average revenue per contract, excluding preneed funeral trust earnings	$5,326	$5,380
Average revenue per contract, including preneed funeral trust earnings	$5,493	$5,543
Cremation rate	57.7%	59.0%
Funeral home operating revenue decreased $2.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in operating revenue is primarily driven by a 2.4% decrease in contract volume, which was partially offset by a 1.0% increase in the average revenue per contract excluding preneed interest. The contract volume decrease is primarily a result of the significant decline in COVID-19 related deaths in the first quarter of 2023 as compared to the same period in 2022, as these deaths now have a minimal impact on the overall death rate. The increase in average revenue per contract is primarily due to a combination of price increases and our continued focus on educating families on the many products and service options that are available with burials and cremations.
Funeral home operating profit for the year ended December 31, 2023 decreased $7.0 million when compared to the same period in 2022, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 250 basis points to 38.1%. Operating expenses as a percentage of revenue increased 2.4%, with the largest increases in salary and benefits expenses of 1.3%, general and administrative expenses of 0.4%, facilities and grounds expenses of 0.4% and other funeral costs of 0.3%. The increase in operating expenses is primarily due to our Bakersfield, CA business acquired during the first quarter of 2023. As we continue to integrate this business into our Standards Operating Model, we expect to see their operating expenses as a percentage of revenue become more consistent with our remaining portfolio of businesses.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses increased $0.4 million, while ancillary operating profit decreased $0.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in revenue is primarily due to our Bakersfield, CA business acquired during the first quarter of 2023, as it was not present in the comparative period of 2022. Similarly, the decrease in operating profit is primarily due to this same business, as its operating profit margins were lower compared to our other ancillary businesses, particularly with regard to higher salaries and benefits expenses.
Other revenue and other operating profit, which consist of preneed funeral insurance commissions and preneed funeral trust earnings, both increased $1.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the recognition of additional general agency commission revenue in 2023 as we entered into an exclusive partnership agreement with a national insurance provider to market and sell prearranged funeral services in the future.

Cemetery Segment
The following table sets forth certain information regarding our revenue and operating profit for our cemetery operations (in thousands):

	Years Ended December 31,
	2022	2023
Revenue:
Operating	$90,033	$102,216
Divested	252	45
Other	12,986	15,483
Total	$103,271	$117,744

Operating profit (loss):
Operating	$37,509	$41,096
Divested	(47)	12
Other	12,428	14,971
Total	$49,890	$56,079

The following measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	67%	78%
Preneed revenue (in thousands)	$68,884	$79,954
Atneed revenue (in thousands)	$34,186	$37,763
Number of preneed interment rights sold	10,878	11,813
Average price per interment right sold	$4,576	$5,007
Cemetery operating revenue increased $12.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily as a result of a 9.4% increase in the average price per preneed interment right sold, as well as an 8.6% increase in preneed interment rights sold. Cemetery atneed revenue, which represents 37.0% of our total operating revenue, increased $3.6 million for the year ended December 31, 2023, compared to the same period of the prior year, primarily due to an increase in sales of merchandise and services from our newly acquired cemetery businesses, which were not present in the year ended 2022.
Cemetery operating profit increased $3.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in operating profit is primarily due to the increase in operating revenue, offset by an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 150 basis point to 40.2%. Operating expenses as a percentage of operating revenue increased 1.5%, with the largest increases in salary and benefits expenses of 0.8% and promotional expenses, which includes sales commissions, of 0.8%.
Other revenue and other operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, both increased $2.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a $2.1 million increase in perpetual care trust fund income and a $0.2 million increase in finance charges on preneed sales.
Cemetery property amortization. Cemetery property amortization totaled $6.0 million for the year ended December 31, 2023, an increase of $0.2 million compared to the year ended December 31, 2022, primarily due to the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $14.2 million for the year ended December 31, 2023, an increase of $0.9 million compared to the year ended December 31, 2022, primarily due to the business acquisitions made in the latter half of 2022 and the first quarter of 2023.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $16.6 million for the year ended December 31, 2023, a decrease of $6.4 million compared to the year ended December 31, 2022, primarily due to the following: (1) a $4.6 million decrease in cash incentives and equity compensation; (2) a $1.2 million decrease in incentive award trips and annual managing partner meetings;

(3) a $0.4 million decrease in health and safety expenses related to COVID-19; and (4) a $0.2 million decrease in all other expenses.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses totaled $42.1 million for the year ended December 31, 2023, an increase of $4.7 million compared to the year ended December 31, 2022, primarily due to the following: (1) a $3.7 million increase in salary and benefits expense and cash and equity incentive compensation, as a result of changes to our senior leadership team, including current year executive promotions; and (2) a $2.2 million increase in consulting fees related to the Board’s review of strategic alternatives, offset by (3) a $0.6 million decrease in online marketing costs; and (4) a $0.6 million decrease in all other expenses.
Net loss on divestitures, disposals and impairment charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Years Ended December 31,
	2022	2023
Impairment of goodwill, intangibles and PPE	$2,358	$454
Net (gain) loss on divestitures	(543)	106
Net loss on disposals of fixed assets	214	631
Total	$2,029	$1,191
During the year ended December 31, 2023, we sold two funeral homes and two cemeteries for a loss of $0.1 million. We also recognized an impairment of $0.2 million as a result of our 2023 qualitative assessment of tradenames and an impairment of $0.2 million related to property, plant and equipment for assets held for sale.
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
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Years Ended December 31,
	2022	2023
Senior Notes	$17,614	$17,662
Credit Facility	7,517	17,803
Finance leases	442	500
Acquisition debt	311	291
Other	11	10
Total	$25,895	$36,266
Net gain on property damage, net of insurance claims. The components of Net gain on property damage, net of insurance claims are as follows (in thousands):

	Years Ended December 31,
	2022	2023
Gain on property damaged by Hurricane Ida	$(3,455)	$(28)
Gain on property damaged by Hurricane Ian	—	(379)
(Gain) loss on other property damage	(16)	64
Total	$(3,471)	$(343)
Other, net. During the year ended December 31, 2023, we recorded a $1.4 million gain on the sale of other real estate not used in business operations. We did not record any gain or loss activity during the year ended December 31, 2022.
Income taxes. Income tax expense totaled $13.0 million for the year ended December 31, 2023, a decrease of $3.1 million compared to the year ended December 31, 2022. Our operating tax rate before discrete items was 28.4% for both the years ended December 31, 2023 and 2022.
We recorded a net discrete tax benefit of $0.2 million for the year ended December 31, 2023, a decrease of $0.3 million compared to the year ended December 31, 2022. The net discrete tax benefit for the year ended December 31, 2023, includes benefit related to equity compensation and other adjustments including return to provision analysis and state legislative changes. Our effective tax rate was 28.0% and 27.6% for years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, our unrecognized tax benefit reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses to tax years with a higher effective tax rate than the current 21.0% rate. Our unrecognized tax benefit reserve for the years ended December 31, 2023 and 2022 was $3.4 million and $3.3 million, respectively.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information related to business combinations.

RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
For discussion of recent accounting pronouncements and accounting changes, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available at a reasonable price. We are not exposed to any other significant market risks other than those related to the impact of health and safety concerns from epidemics and pandemics and inflation which are described in more detail in Part 1, Item 1A, Risk Factors in this Form 10-K for the year ended December 31, 2023.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2023 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at December 31, 2023 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 8. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 1.19% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2023, we had outstanding borrowings under the Credit Facility of $179.1 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the BSBY rate, plus an applicable margin based on our leverage ratio. At December 31, 2023, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.8 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At December 31, 2023, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $395.9 million and the fair value of the Senior Notes was $355.4 million based on the last traded or broker quoted price as reported by Financial Industry Regulatory Authority. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2024 expressed an unqualified opinion.
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
March 1, 2024

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carriage Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 1, 2024 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Dallas, Texas
March 1, 2024

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	December 31,
	2022	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$1,523
Accounts receivable, net	24,458	27,060
Inventories	7,613	8,347
Prepaid and other current assets	4,733	4,791
Total current assets	37,974	41,721
Preneed cemetery trust investments	95,065	96,374
Preneed funeral trust investments	104,553	107,842
Preneed cemetery receivables, net	26,672	35,575
Receivables from preneed funeral trusts, net	19,976	21,530
Property, plant and equipment, net	278,106	287,484
Cemetery property, net	104,170	114,580
Goodwill	410,137	423,643
Intangible and other non-current assets, net	32,930	37,677
Operating lease right-of-use assets	17,060	16,295
Cemetery perpetual care trust investments	66,307	85,331
Total assets	$1,192,950	$1,268,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,172	$3,842
Accounts payable	11,675	11,866
Accrued and other liabilities	30,621	35,362
Total current liabilities	45,468	51,070
Acquisition debt, net of current portion	3,438	5,461
Credit facility	188,836	177,794
Senior notes	395,243	395,905
Obligations under finance leases, net of current portion	4,743	5,831
Obligations under operating leases, net of current portion	17,315	15,797
Deferred preneed cemetery revenue	51,746	61,048
Deferred preneed funeral revenue	32,029	39,537
Deferred tax liability	48,820	52,127
Other long-term liabilities	3,065	1,855
Deferred preneed cemetery receipts held in trust	95,065	96,374
Deferred preneed funeral receipts held in trust	104,553	107,842
Care trusts’ corpus	65,495	84,351
Total liabilities	1,055,816	1,094,992
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,359,876 and 26,627,319 shares issued, respectively and 14,732,058 and 14,999,501 shares outstanding, respectively	264	266
Additional paid-in capital	238,780	241,291
Retained earnings	176,843	210,256
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	137,134	173,060
Total liabilities and stockholders’ equity	$1,192,950	$1,268,052
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2022	2023
Revenue:
Service revenue	$180,572	$181,271	$182,166
Property and merchandise revenue	167,721	161,970	169,490
Other revenue	27,593	26,933	30,864
	375,886	370,174	382,520
Field costs and expenses:
Cost of service	82,395	87,322	91,799
Cost of merchandise	113,871	116,453	123,817
Cemetery property amortization	6,670	5,859	6,039
Field depreciation expense	12,609	13,316	14,166
Regional and unallocated funeral and cemetery costs	25,846	22,960	16,576
Other expenses	4,979	5,038	5,828
	246,370	250,948	258,225
Gross profit	129,516	119,226	124,295
Corporate costs and expenses:
General, administrative and other	35,190	37,471	42,125
Net loss on divestitures, disposals and impairment charges	666	2,029	1,191
Operating income	93,660	79,726	80,979

Interest expense	25,445	25,895	36,266
Accretion of discount on convertible notes	20	—	—
Loss on extinguishment of debt	23,807	190	—
Net gain on property damage, net of insurance claims	—	(3,471)	(343)
Other, net	84	(82)	(1,373)
Income before income taxes	44,304	57,194	46,429
Expense for income taxes	12,316	16,243	13,186
Tax benefit related to discrete items	(1,171)	(430)	(170)
Total expense for income taxes	11,145	15,813	13,016
Net income	$33,159	$41,381	$33,413

Basic earnings per common share:	$1.90	$2.78	$2.24
Diluted earnings per common share:	$1.81	$2.63	$2.14

Dividends declared per common share:	$0.4125	$0.4500	$0.4500
Weighted average number of common and common equivalent shares outstanding:
Basic	17,409	14,857	14,803
Diluted	18,266	15,710	15,455
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2020	17,995	$260	$239,989	$102,303	$(102,050)	$240,502
Net Income – 2021	—	—	—	33,159	—	33,159
Issuance of common stock from employee stock purchase plan	62	1	1,629	—	—	1,630
Issuance of common stock to directors and board advisor	15	—	642	—	—	642
Issuance of restricted common stock	9	—	—	—	—	—
Exercise of stock options	169	2	(1,259)	—	—	(1,257)
Cancellation and surrender of restricted common stock	(11)	—	(375)	—	—	(375)
Stock-based compensation expense	—	—	4,871	—	—	4,871
Dividends on common stock	—	—	(7,264)	—	—	(7,264)
Convertible notes conversions	—	—	(1,424)	—	—	(1,424)
Treasury stock acquired	(2,907)	—	—	—	(142,469)	(142,469)
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net Income – 2022	—	—	—	41,381	—	41,381
Issuance of common stock from employee stock purchase plan	52	1	1,685	—	—	1,686
Issuance of common stock to directors and board advisor	12	—	435	—	—	435
Exercise of stock options	10	—	(63)	—	—	(63)
Cancellation and surrender of restricted common stock	(6)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	5,524	—	—	5,524
Dividends on common stock	—	—	(6,763)	—	—	(6,763)
Treasury stock acquired	(695)	—	—	—	(34,234)	(34,234)
Other	27	—	1,358	—	—	1,358
Balance – December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
Net Income – 2023	—	—	—	33,413	—	33,413
Issuance of common stock from employee stock purchase plan	63	—	1,494	—	—	1,494
Issuance of common stock to directors and board advisor	16	—	451	—	—	451
Issuance of common stock to former executive	30	—	826	—	—	826
Issuance of restricted common stock	142	2	(2)	—	—	—
Exercise of stock options	12	—	(174)	—	—	(174)
Cancellation and surrender of restricted common stock	(3)	—	(78)	—	—	(78)
Stock-based compensation expense	—	—	6,426	—	—	6,426
Dividends on common stock	—	—	(6,708)	—	—	(6,708)
Other	8	—	276	—	—	276
Balance – December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income	$33,159	$41,381	$33,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,520	19,799	21,117
Provision for credit losses	1,783	2,818	3,050
Stock-based compensation expense	5,513	5,959	7,703
Deferred income tax expense (benefit)	(692)	3,036	3,307
Amortization of intangibles	1,285	1,286	1,401
Amortization of debt issuance costs	576	552	699
Amortization and accretion of debt	439	493	515
Loss on extinguishment of debt	23,807	190	—
Net loss on divestitures, disposals and impairment charges	847	2,029	1,191
Net gain on property damage, net of insurance claims	—	(3,471)	(343)
Gain on sale of excess land	—	(155)	(1,407)
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(4,090)	(5,358)	(8,122)
Inventories, prepaid and other current assets	(4,449)	2,295	(72)
Intangible and other non-current assets	(1,181)	(1,917)	(3,246)
Preneed funeral and cemetery trust investments	(31,349)	(17,679)	(775)
Accounts payable	522	(101)	169
Accrued and other liabilities	3,485	(9,120)	2,988
Deferred preneed funeral and cemetery revenue	5,010	1,302	14,968
Deferred preneed funeral and cemetery receipts held in trust	29,061	17,685	(966)
Net cash provided by operating activities	84,246	61,024	75,590

Cash flows from investing activities:
Acquisitions of businesses and real estate	(3,285)	(33,876)	(44,500)
Proceeds from divestitures and sale of other assets	7,875	5,027	4,132
Proceeds from insurance claims	7,758	2,440	1,403
Capital expenditures	(24,883)	(26,081)	(18,039)
Net cash used in investing activities	(12,535)	(52,490)	(57,004)

Cash flows from financing activities:
Borrowings from the credit facility	266,168	155,400	86,100
Payments against the credit facility	(157,968)	(120,100)	(97,700)
Payment to redeem the 6.625% senior notes due 2026	(400,000)	—	—
Payment of call premium for the redemption of the 6.625% senior notes due 2026	(19,876)	—	—
Proceeds from the issuance of the 4.25% senior notes due 2029	395,500	—	—
Payment of debt issuance costs for the credit facility and 4.25% senior notes due 2029	(2,197)	(922)	—
Conversions and maturity of the convertible notes	(3,980)	—	—
Payments on acquisition debt and obligations under finance leases	(1,331)	(882)	(1,167)
Payments on contingent consideration recorded at acquisition date	(461)	—	—
Proceeds from the exercise of stock options and employee stock purchase plan contributions	2,644	1,745	1,494
Taxes paid on restricted stock vestings and exercise of stock options	(2,647)	(327)	(252)
Dividends paid on common stock	(7,264)	(6,763)	(6,708)
Purchase of treasury stock	(140,040)	(36,663)	—
Net cash used in financing activities	(71,452)	(8,512)	(18,233)

Net increase in cash and cash equivalents	259	22	353
Cash and cash equivalents at beginning of year	889	1,148	1,170
Cash and cash equivalents at end of year	$1,148	$1,170	$1,523
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At December 31, 2023, we operated 171 funeral homes in 26 states and 32 cemeteries in 11 states.
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
Reclassifications
Certain reclassifications have been made to prior period amounts in our income tax footnote related to the presentation of deferred right-of-use assets and deferred lease liabilities to conform to the current period presentation with no effect on our previously reported Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents at United States financial institutions for which the combined account balances in individual institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2023, approximately $1.4 million of our deposits were not covered by FDIC insurance. We have not experienced any losses and believe we are not exposed to any significant risk with such accounts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
During the year ended December 31, 2023, we acquired a business in the Bakersfield, California area consisting of three funeral homes, two cemeteries and one cremation focused business for $44.0 million in cash.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended December 31, 2023, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and merged one funeral home with another business we own in a nearby market. During the year ended December 31, 2022, we sold four funeral homes for $1.5 million and merged one funeral home with another business we own in a nearby market. During the year ended December 31, 2021, we sold two funeral homes and one cemetery for $2.5 million and we merged six funeral homes with other businesses we own in nearby markets.
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
For our 2023 annual qualitative assessment, we determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than-not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill. For our 2022 annual impairment test, we concluded that there was no impairment to goodwill as the fair value of our reporting units was greater than the carrying value.
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
For the years ended December 31, 2023 and 2022, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
As a result of our 2023 qualitative assessment, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded an impairment to the tradenames for two of our funeral homes of $0.2 million, during the year ended December 31, 2023, as the carrying amount of these tradenames exceeded the fair value.
For our 2022 annual impairment test performed as of August 31 each year, we concluded there that was no impairment to our intangible assets as the fair value of our intangible assets was greater than the carrying value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Our preneed funeral and preneed cemetery merchandise and service trusts, as well as the corresponding trust liabilities, are reflected in our financial statements net of an allowance for contract cancellations. We determine this allowance based on our five-year historical experience of contract cancellations. On an ongoing basis, we monitor our historical trend and adjust our allowance accordingly.
See Notes 8 and 9 to the Consolidated Financial Statements for additional information related to preneed and perpetual care trust funds.
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
During the year ended December 31, 2023, we withdrew $8.6 million of realized capital gains and earnings from our preneed funeral and cemetery trust investments. In certain states, we are allowed to make these withdrawals prior to the delivery of preneed merchandise and service contracts. The realized capital gains and earnings withdrawn increase our cash flow from operations, but are not recognized as revenue in our Consolidated Statements of Operations, however, they reduce our Preneed funeral trust investments and Preneed cemetery trust investments and increase our Deferred preneed funeral revenue and Deferred preneed cemetery revenue.
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
See Notes 7 and 8 to the Consolidated Financial Statements for additional required disclosures related to the fair value measurement of our financial assets and liabilities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and major replacements that extend the useful economic life of the asset are capitalized. Depreciation of property, plant and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Vehicles	5 to 7
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
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2022	December 31, 2023
Land	$84,405	$87,635
Buildings and improvements	251,778	263,522
Furniture, equipment and vehicles	70,522	74,372
Property, plant and equipment, at cost	406,705	425,529
Less: accumulated depreciation	(128,599)	(138,045)
Property, plant and equipment, net	$278,106	$287,484
During the year ended December 31, 2023, we acquired $12.8 million of property, plant and equipment related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements and $3.1 million related to the acquisition of real estate. Additionally, we sold real estate for $3.1 million, with a carrying value of $1.7 million, resulting in a gain on the sale of $1.4 million. We also divested one funeral home that had a carrying value of property, plant and equipment of $0.3 million, which was included in the loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
During the year ended December 31, 2022, we acquired $8.1 million of property, plant and equipment related to our business combinations, described in Note 3 to the Consolidated Financial Statements and $2.6 million related to real estate acquisitions. Additionally, we sold real estate for $3.3 million, with a carrying value of $1.8 million, resulting in a gain on the sale of $1.4 million, which was recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. We also divested four funeral homes that had a carrying value of property, plant and equipment of $1.3 million, described in Note 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our growth and maintenance capital expenditures totaled $18.4 million and $10.9 million for the years ended December 31, 2022 and 2023, respectively, for property, plant, equipment. In addition, we recorded depreciation expense of $13.8 million, $13.7 million and $14.7 million for the years ended December 31, 2021, 2022 and 2023, respectively.
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
Cemetery property was $104.2 million and $114.6 million, net of accumulated amortization of $59.0 million and $64.6 million at December 31, 2022 and 2023, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures totaled $7.7 million and $7.1 million for the years ended December 31, 2022 and 2023, respectively, for cemetery property development. We recorded amortization expense for cemetery interment rights of $6.7 million, $6.1 million and $6.0 million for the years ended December 31, 2021, 2022 and 2023, respectively.
During the year ended December 31, 2023, we acquired cemetery property for $9.0 million related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements. We also divested two cemeteries that had a carrying value of cemetery property of $0.8 million, which was included in the loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
During the year ended December 31, 2022, we divested one cemetery that had a carrying value of cemetery property of $0.1 million, which was included in the gain or loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Leases
We have operating and finance leases. We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes, vehicles and equipment under finance leases with original terms ranging from three and a half to forty years. We do not have any material lease agreements with residual value guarantees, sale-leaseback terms, material restrictive covenants, related parties or sublease arrangements.
We determine if an arrangement is a lease at inception based on the facts and circumstances of the agreement. A right-of-use (“ROU”) asset represents our right to use the underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on our Consolidated Balance Sheet at the lease commencement date based on the present value of lease payments over the lease term. For our leases that do not provide an implicit interest rate in the agreement, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments.The lease terms used to calculate the ROU asset and related lease liability include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as depreciation expense and interest expense using the effective interest method of recognition. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense. We have real estate lease agreements which require payments for lease and non-lease components and we account for these as a single lease component. Leases with an initial term of 12 months or less, that do not include an option to renew the underlying asset, are not recorded on our Consolidated Balance Sheet and expense is recognized on a straight-line basis over the lease term.
Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Current portion of operating lease obligations and Obligations under operating leases, net of current portion on our Consolidated Balance Sheet. Finance lease ROU assets are included in Property, plant and equipment, net and finance lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. We did not have an excess tax benefit or deficiency related to share-based payments for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, the excess tax benefit was $1.2 million. The excess tax benefit and tax deficiency are recorded within Tax benefit related to discrete items on our Consolidated Statements of Operations. Excess tax benefits and deficiencies related to share-based payments are included in operating cash flows on the Consolidated Statements of Cash Flows.
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
Ancillary funeral service revenue, which is recorded in Other revenue, represents revenue from our flower shop, monument company, pet cremation business and online cremation businesses.
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly-owned registered investment advisory firm CSV RIA are recorded in Other revenue. At December 31, 2023, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $8.9 million and $10.7 million at December 31, 2022 and 2023, respectively. As

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheet. Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $11.6 million and $15.8 million at December 31, 2022 and 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2023 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
amendment in this update provides specific guidance on the disclosure for current period write-offs by year of origination for financing receivables. This amendment is effective for fiscal years beginning after December 15, 2022, and therefore was effective for us beginning January 1, 2023. Our adoption of these amendments had no impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the FASB issued ASU, Segment Reporting - Improvements to Reportable Segment Disclosures (“Topic 280”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; and (2) an amount for other segment items, as described in the amendments, by reportable segment and a description of its composition. Additionally, the amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We plan to adopt the amendments of Topic 280 for our fiscal year beginning January 1, 2024 and interim periods within our fiscal year beginning January 1, 2025. We expect the adoption will have no impact on our consolidated financial statements.
Income Taxes
In December 2023, the FASB issued ASU, Income Taxes - Improvements to Income Tax Disclosures (“Topic 740”) to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation; and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The amendments in this update also require that all entities disclose on an annual basis (1) the amount of net income taxes paid disaggregated by federal and state taxes; and (2) the amount of net income taxes paid disaggregated by individual jurisdictions in which net income taxes paid is equal to or greater than five percent of total net income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We plan to adopt the amendments of Topic 740 for our fiscal year beginning January 1, 2025. We expect the adoption will have no impact on our consolidated financial statements.
3. BUSINESS COMBINATIONS
On March 22, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business in the Bakersfield, CA area for $44.0 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
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
The current assets relate to accounts receivable and inventory. The intangible and other non-current assets relate to the fair value of tradenames and right-of-use operating lease assets. The assumed liabilities relate to operating lease obligations and commissions payable. As of December 31, 2023, our accounting for this acquisition is complete.
The following table summarizes the fair value of the assets acquired and liabilities assumed for this business (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
March 22, 2023	Three Funeral Homes, Two Cemeteries and One Cremation Focused Business	Bakersfield, CA	$44,266	$13,506	$(13,772)
During the year ended December 31, 2022, we acquired a business consisting of two funeral homes in Kissimmee, FL for $6.3 million in cash and a business consisting of three funeral homes, one cemetery and one cremation focused business in the Charlotte, NC area for $25.0 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
The following table summarizes the breakdown of the purchase price allocation for our 2022 business acquisitions (in thousands):

Purchase Price Allocation
Current assets	$219
Preneed trust assets	4,146
Property, plant & equipment	8,146
Cemetery property	2,375
Goodwill	19,511
Intangible and other non-current assets	2,145
Preneed trust liabilities	(4,146)
Deferred revenue	(1,146)
Purchase price	$31,250
The intangible and other non-current assets relate to the fair value of tradenames and non-compete agreements. The goodwill recorded for our 2022 business acquisitions is expected to be deductible for tax purposes. As of December 31, 2022, our accounting for our 2022 business acquisitions is complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the fair value of the assets acquired and the liabilities assumed for these businesses (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
August 8, 2022	Two Funeral Homes	Kissimmee FL	$4,995	$2,694	$(1,439)
October 25, 2022	Three Funeral Homes, One Cemetery and One Cremation Focused Business	Charlotte, NC	$12,036	$16,817	$(3,853)
4. GOODWILL
Many of the former owners and staff of our acquired funeral homes and certain cemeteries have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of funeral home businesses and cemeteries acquired is recorded as goodwill.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	December 31, 2022	December 31, 2023
Goodwill at the beginning of year	$391,972	$410,137
Increase in goodwill related to acquisitions	19,511	13,506
Decrease in goodwill related to divestitures	(901)	—
Decrease in goodwill related to assets held for sale	(445)	—
Goodwill at the end of the year	$410,137	$423,643
During the year ended December 31, 2023, we recognized $13.5 million in goodwill related to our acquisition of a business located in Bakersfield, CA, of which $4.5 million was allocated to our cemetery segment and $9.0 million was allocated to our funeral home segment.
During the year ended December 31, 2022, we recognized $19.5 million in goodwill related to our 2022 business acquisitions, of which $7.4 million was allocated to our cemetery segment and $12.1 million was allocated to our funeral home segment.
Additionally, during the year ended December 31, 2022, we allocated $0.9 million of goodwill to the sale of two funeral homes for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. We also recorded a $0.4 million goodwill impairment related to one funeral home and two cemeteries that were classified as held for sale at the balance sheet date, which was recorded in Net loss on divestitures, disposals and impairment charges in our Consolidated Statements of Operations.
See Notes 1, 3, and 5 to the Consolidated Financial Statements for a discussion of the methodology used for our annual goodwill impairment test and a discussion of our acquisitions and divestitures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. DIVESTED OPERATIONS
During the year ended December 31, 2023, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and merged one funeral home with another business we own in a nearby market. During the year ended December 31, 2022, we sold four funeral homes for an aggregate of $1.5 million and merged one funeral home with another business we own in a nearby market. During 2021, we sold two funeral homes and one cemetery for an aggregate of $2.5 million and we merged six funeral homes with other businesses we own in nearby markets.
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Years Ended December 31,
	2021	2022	2023
Revenue	$1,070	$656	$242

Operating income	6	54	6
Net loss on divestitures(1)	(62)	(736)	(106)
Income tax benefit	16	193	28
Net loss from divested operations, after tax	$(40)	$(488)	$(72)

(1)	Net loss on divestitures is recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
6. RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	December 31, 2023
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$8,822	$18,459	$—	$27,281
Other receivables	404	595	286	1,285
Allowance for credit losses	(266)	(1,240)	—	(1,506)
Accounts receivable, net	$8,960	$17,814	$286	$27,060

	December 31, 2022
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$9,518	$14,429	$—	$23,947
Other receivables	643	833	48	1,524
Allowance for credit losses	(311)	(702)	—	(1,013)
Accounts receivable, net	$9,850	$14,560	$48	$24,458
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the year ended December 31, 2023 (in thousands):

	January 1, 2023	Provision for Credit Losses	Write Offs	Recoveries	December 31, 2023
Trade and financed receivables:
Funeral	$(311)	$(1,088)	$2,229	$(1,096)	$(266)
Cemetery	(702)	(739)	201	—	(1,240)
Total allowance for credit losses on Trade and financed receivables	$(1,013)	$(1,827)	$2,430	$(1,096)	$(1,506)
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	December 31, 2022	December 31, 2023
Interment rights	$45,351	$60,863
Merchandise and services	8,585	11,223
Unearned finance charges	4,894	5,669
Cemetery receivables	$58,830	$77,755
The components of our cemetery receivables are as follows (in thousands):

	December 31, 2022	December 31, 2022
Cemetery receivables	$58,830	$77,755
Less: unearned finance charges	(4,894)	(5,669)
Cemetery receivables, at amortized cost	$53,936	$72,086
Less: allowance for credit losses	(1,985)	(3,495)
Less: balances due on undelivered cemetery preneed contracts	(11,552)	(15,797)
Less: amounts in accounts receivable	(13,727)	(17,219)
Preneed cemetery receivables, net	$26,672	$35,575
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the year ended December 31, 2023 (in thousands):

	January 1, 2023	Provision for Credit Losses	Write Offs	December 31, 2023
Total allowance for credit losses on Preneed cemetery receivables, net	$(1,283)	$(1,223)	$251	$(2,255)
The amortized cost basis of our cemetery receivables by year of origination as of December 31, 2023 is as follows (in thousands):

	2023	2022	2021	2020	2019	Prior	Total
Total cemetery receivables, at amortized cost	$35,122	$19,478	$10,020	$4,584	$1,432	$1,450	$72,086
The aging of past due cemetery receivables as of December 31, 2023 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,877	$715	$353	$3,790	$6,735	$49,554	$56,289
Deferred revenue	466	139	90	1,388	2,083	19,383	21,466
Total contracts	$2,343	$854	$443	$5,178	$8,818	$68,937	$77,755
The aging of past due preneed cemetery receivables as of December 31, 2022 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$864	$555	$180	$2,146	$3,745	$38,639	$42,384
Deferred revenue	285	184	74	1,009	1,552	14,894	16,446
Total contracts	$1,149	$739	$254	$3,155	$5,297	$53,533	$58,830

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
At December 31, 2023, the carrying value and fair value of our Credit Facility was $179.1 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At December 31, 2023, the carrying value of our acquisition debt was $6.0 million, which approximated its fair value. The fair value of our Senior Notes was $355.4 million at December 31, 2023 based on the last traded or broker quoted price.
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be redeemed at December 31, 2023 because the investments include restrictions that do not allow for redemption within the first 12 months after acquisition. Our unfunded commitment for this investment at December 31, 2023 is $10.0 million.
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
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2022 and 2023, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
See Notes 8 and 9 to our Consolidated Financial Statements for the fair value hierarchy levels of our trust investments.
8. TRUST INVESTMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2022	December 31, 2023
Preneed cemetery trust investments, at market value	$98,269	$99,461
Less: allowance for contract cancellation	(3,204)	(3,087)
Preneed cemetery trust investments	$95,065	$96,374
The cost and market values associated with preneed cemetery trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$9,643	$—	$—	$9,643
Fixed income securities:
U.S. agency obligations	2	803	1	(51)	753
Foreign debt	2	7,764	1,371	(17)	9,118
Corporate debt	2	15,071	342	(3,657)	11,756
Preferred stock	2	10,965	473	(1,572)	9,866
Certificates of deposit	2	79	—	(7)	72
Common stock	1	43,057	9,466	(7,935)	44,588
Limited partnership fund		3,575	—	(3)	3,572
Mutual funds:
Equity	1	553	10	(30)	533
Fixed income	2	11,369	16	(2,759)	8,626
Trust securities		$102,879	$11,679	$(16,031)	$98,527
Accrued investment income		$934			$934
Preneed cemetery trust investments					$99,461
Market value as a percentage of cost					95.8%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$140
Due in one to five years	9,177
Due in five to ten years	5,657
Thereafter	16,591
Total fixed income securities	$31,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$10,434	$—	$—	$10,434
Fixed income securities:
U.S. agency obligations	2	803	—	(72)	731
Foreign debt	2	12,241	910	(644)	12,507
Corporate debt	2	15,066	104	(4,139)	11,031
Preferred stock	2	12,560	436	(1,789)	11,207
Certificate of deposit	2	79	—	(8)	71
Common stock	1	42,929	5,102	(6,228)	41,803
Mutual funds:
Equity	1	362	—	(33)	329
Fixed Income	2	12,324	10	(3,310)	9,024
Trust Securities		$106,798	$6,562	$(16,223)	$97,137
Accrued investment income		$1,132			$1,132
Preneed cemetery trust investments					$98,269
Market value as a percentage of cost					91.0%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$613	$(51)	$613	$(51)
Foreign debt	284	(5)	209	(12)	493	(17)
Corporate debt	666	(62)	4,239	(3,595)	4,905	(3,657)
Preferred stock	45	—	7,821	(1,572)	7,866	(1,572)
Certificates of deposit	—	—	72	(7)	72	(7)
Total fixed income securities with an unrealized loss	$995	$(67)	$12,954	$(5,237)	$13,949	$(5,304)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Investment income	$2,147	$2,219	$2,479
Realized gains	18,321	10,619	3,492
Realized losses	(6,626)	(2,548)	(2,507)
Unrealized gains (losses), net	6,047	(9,661)	(4,352)
Expenses and taxes	(1,715)	(1,748)	(1,653)
Net change in deferred preneed cemetery receipts held in trust	(18,174)	1,119	2,541
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Purchases	$(41,414)	$(8,336)	$(22,478)
Sales	43,265	8,248	18,378
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	December 31, 2022	December 31, 2023
Preneed funeral trust investments, at market value	$107,995	$111,247
Less: allowance for contract cancellation	(3,442)	(3,405)
Preneed funeral trust investments	$104,553	$107,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$26,707	$—	$—	$26,707
Fixed income securities:
U. S. treasury debt	1	451	—	(34)	417
Foreign debt	2	7,300	1,297	(16)	8,581
Corporate debt	2	13,848	323	(3,255)	10,916
Preferred stock	2	9,786	442	(1,468)	8,760
Common stock	1	38,600	8,858	(6,855)	40,603
Limited partnership fund		3,383	—	(2)	3,381
Mutual funds:
Equity	1	401	3	(29)	375
Fixed income	2	9,513	15	(2,383)	7,145
Other investments	2	3,510	—	—	3,510
Trust securities		$113,499	$10,938	$(14,042)	$110,395
Accrued investment income		$852			$852
Preneed funeral trust investments					$111,247
Market value as a percentage of cost					97.3%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$46
Due in one to five years	8,317
Due in five to ten years	5,193
Thereafter	15,118
Total fixed income securities	$28,674
The cost and market values associated with preneed funeral trust investments at December 31, 2022 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$29,641	$—	$—	$29,641
Fixed income securities:
U.S. treasury debt	1	484	—	(45)	439
Foreign debt	2	10,851	818	(555)	11,114
Corporate debt	2	12,735	89	(3,443)	9,381
Preferred stock	2	10,730	391	(1,564)	9,557
Common stock	1	36,478	4,485	(5,187)	35,776
Mutual funds:
Equity	1	326	—	(30)	296
Fixed income	2	9,907	9	(2,691)	7,225
Other investments	2	3,592	—	—	3,592
Trust securities		$114,744	$5,792	$(13,515)	$107,021
Accrued investment income		$974			$974
Preneed funeral trust investments					$107,995
Market value as a percentage of cost					93.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$371	$(34)	$371	$(34)
Foreign debt	269	(5)	198	(11)	467	(16)
Corporate debt	630	(59)	3,802	(3,196)	4,432	(3,255)
Preferred stock	—	—	7,078	(1,468)	7,078	(1,468)
Total fixed income securities with an unrealized loss	$899	$(64)	$11,449	$(4,709)	$12,348	$(4,773)
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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Investment income	$1,747	$1,700	$2,004
Realized gains	17,091	9,446	3,354
Realized losses	(6,155)	(2,301)	(2,170)
Unrealized gains (losses), net	5,665	(7,723)	(3,104)
Expenses and taxes	(1,221)	958	(848)
Net change in deferred preneed funeral receipts held in trust	(17,127)	(2,080)	764
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Purchases	$(38,175)	$(6,239)	$(21,425)
Sales	40,658	7,419	17,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2022	December 31, 2023
Cemetery perpetual care trust investments, at market value	$66,307	$85,331
Obligations due from trust	(812)	(980)
Care trusts’ corpus	$65,495	$84,351
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2023 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,688	$—	$—	$6,688
Fixed income securities:
Foreign debt	2	7,101	1,177	(18)	8,260
Corporate debt	2	13,491	334	(3,367)	10,458
Preferred stock	2	10,723	415	(1,435)	9,703
Common stock	1	36,413	8,098	(6,580)	37,931
Limited partnership fund		3,042	—	(2)	3,040
Mutual funds:
Equity	1	467	5	(26)	446
Fixed income	2	10,326	14	(2,382)	7,958
Trust securities		$88,251	$10,043	$(13,810)	$84,484
Accrued investment income		$847			$847
Cemetery perpetual care investments					$85,331
Market value as a percentage of cost					95.7%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	7,563
Due in five to ten years	5,005
Thereafter	15,853
Total fixed income securities	$28,421

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
The following table summarizes our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at December 31, 2023, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2023
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$440	$(8)	$178	$(10)	$618	$(18)
Corporate debt	567	(53)	3,879	(3,314)	4,446	(3,367)
Preferred stock	—	—	7,301	(1,435)	7,301	(1,435)
Total fixed income securities with an unrealized loss	$1,007	$(61)	$11,358	$(4,759)	$12,365	$(4,820)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Realized gains	$2,474	$1,454	$1,025
Realized losses	(950)	(309)	(639)
Unrealized gains (losses), net	4,421	(6,958)	(3,767)
Net change in care trusts’ corpus	(5,945)	5,813	3,381
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Investment income	$10,443	$11,425	$12,824
Realized losses	(118)	(2,427)	(1,583)
Total	$10,325	$8,998	$11,241
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Purchases	$(28,317)	$(4,872)	$(18,024)
Sales	29,829	5,444	21,613
9. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2022	December 31, 2023
Preneed funeral trust funds, at cost	$20,594	$22,196
Less: allowance for contract cancellation	(618)	(666)
Receivables from preneed funeral trusts, net	$19,976	$21,530
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at December 31, 2022 and 2023. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2023 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,547	$6,547
Fixed income investments	12,732	12,732
Mutual funds and common stocks	2,913	2,695
Annuities	4	4
Total	$22,196	$21,978

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The composition of the preneed trust funds at December 31, 2022 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,071	$6,071
Fixed income investments	11,795	11,795
Mutual funds and common stocks	2,725	2,440
Annuities	3	3
Total	$20,594	$20,309
10. CONTRACTS FUNDED BY INSURANCE
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies, which are recorded in Other revenue. These insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. Approximately 12%-15% of our preneed funeral contracts are cancelled before the first year anniversary of the policy. As such, we recognize 80% of our commissions revenue at the time that it is earned and we defer 20% of the commissions revenue earned for twelve months until the commission is no longer subject to refund. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred.
Additionally, during the year ended December 31, 2023, we received a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, which increased our cash flow from operations and Deferred preneed funeral revenue. The incentive payment is subject to partial claw-back if certain preneed funeral sales volumes are not met within the ten-year term of the agreement. As such, we will recognize the incentive payment in proportion to our achieved preneed funeral sales volume per the agreement at each reporting period. During the year ended December 31, 2023, we recognized $0.2 million of the incentive payment as Other revenue.
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
Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $419.5 million and $434.9 million at December 31, 2022 and 2023, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheet.
11. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2022	December 31, 2023
Tradenames	$25,610	$28,862
Capitalized commissions on preneed contracts, net of accumulated amortization of $2,990 and $3,788, respectively	4,048	4,678
Prepaid agreements not-to-compete, net of accumulated amortization of $3,515 and $3,158, respectively	1,877	1,335
Internal-use software, net of accumulated amortization of $200 and $444, respectively	1,271	2,422
Other	124	380
Intangible and other non-current assets, net	$32,930	$37,677
Tradenames
During the year ended December 31, 2023, we increased the value of our tradenames by $3.5 million, with $1.3 million allocated to our funeral home segment and $2.2 million allocated to our cemetery segment, related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements.
As a result of our 2023 qualitative assessment, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded an impairment to the tradenames for two of our funeral homes of $0.2 million, during the year ended December 31, 2023, as the carrying amount of these tradenames exceeded the fair value. For our 2022 annual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
assessment, there was no impairment to intangibles assets. See Note 1 to the Consolidated Financial Statements included herein for a discussion of the methodology used for our indefinite-lived intangible asset impairment test.
Capitalized Commissions
Amortization expense was $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2021, 2022 and 2023, respectively.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $0.6 million for each of the years ended December 31, 2021, 2022 and 2023.
Internal-use Software
Internal-use software is typically amortized on a straight-line basis over five years. Amortization expense was $0.2 million and $0.3 million for the years ended December 31, 2022 and 2023, respectively.
The aggregate amortization expense for our capitalized commissions, prepaid agreements and internal-use software as of December 31, 2023 is as follows (in thousands):

	Capitalized Commissions	Prepaid Agreements	Internal-use Software
Years ending December 31,
2024	$843	$424	$337
2025	778	377	510
2026	711	262	501
2027	646	142	495
2028	562	78	354
Thereafter	1,138	52	225
Total amortization expense	$4,678	$1,335	$2,422
12. CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2023, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2023, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.75 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2023
Credit Facility	$190,700	$179,100
Debt issuance costs, net of accumulated amortization of $1,926 and $2,478, respectively	(1,864)	(1,306)
Total Credit Facility	$188,836	$177,794

Acquisition debt	$3,993	$5,998
Less: current portion	(555)	(537)
Total acquisition debt, net of current portion	$3,438	$5,461
At December 31, 2023, we had outstanding borrowings under the Credit Facility of $179.1 million. We also had one letter of credit for $2.3 million under the Credit Facility, which was increased to $2.6 million on July 7, 2023. The letter of credit will expire on November 27, 2024 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2023, we had $68.3 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or a BSBY rate, plus an applicable margin based on our leverage ratio. At December 31, 2023, the prime rate margin was equivalent to 2.375% and the BSBY rate margin was 3.375%. The weighted average interest rate on our Credit Facility was 4.0% and 8.6% for the years ended December 31, 2022 and 2023, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Credit Facility interest expense	$1,820	$7,105	$17,251
Credit Facility amortization of debt issuance costs	380	412	552
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities typically range from five to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Acquisition debt imputed interest expense	$364	$311	$291
The aggregate maturities of our Credit Facility and acquisition debt for the next five years subsequent to December 31, 2023 and thereafter, excluding debt issuance costs, are as follows (in thousands):

	Credit Facility	Acquisition Debt
Years ending December 31,
2024	$—	$938
2025	—	938
2026	179,100	491
2027	—	491
2028	—	491
Thereafter	—	5,928
Total Credit Facility and acquisition debt	$179,100	$9,277
Less: Interest	—	(3,279)
Present value of Credit Facility and acquisition debt	$179,100	$5,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. CONVERTIBLE SUBORDINATED NOTES
During the year ended December 31, 2021, we converted $2.4 million in aggregate principal amount of our 2.75% convertible subordinated notes due 2021 (the “Convertible Notes”) held by certain holders for $3.8 million in cash and recorded $1.4 million for the reacquisition of the equity component. The Convertible Notes matured on March 15, 2021, at which time all Convertible Notes outstanding, $0.2 million in aggregate principal amount, were paid in full in cash at par value. Therefore, no Convertible Notes remain outstanding at December 31, 2022 and 2023.
The interest expense and accretion of debt discount and debt issuance costs related to our Convertible Notes are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Convertible Notes interest expense	$18	$—	$—
Convertible Notes accretion of debt discount	20	—	—
Convertible Notes amortization of debt issuance costs	1	—	—
The effective interest rate on the unamortized debt discount and debt issuance costs for the year ended December 31, 2021 was 3.1%.
14. SENIOR NOTES
At December 31, 2023, we had $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors, which were issued in a private offering under Rule 144A and Regulation S of the Securities Act.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 65 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the years ended December 31, 2022 and 2023 was 4.42% and 4.30%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheet as follows (in thousands):

	December 31, 2022	December 31, 2023
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $794 and $1,309, respectively	(3,706)	(3,191)
Debt issuance costs, net of accumulated amortization of $226 and $373, respectively	(1,051)	(904)
Carrying value of the Senior Notes	$395,243	$395,905
The fair value of the Senior Notes, which are Level 2 measurements, was $355.4 million at December 31, 2023.
The interest expense and amortization of debt discount, debt premium and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years ended December 31,
	2021	2022	2023
Senior Notes interest expense	$21,767	$16,980	$17,000
Senior Notes amortization of debt discount	504	493	515
Senior Notes amortization of debt premium	85	—	—
Senior Notes amortization of debt issuance costs	195	140	147
The aggregate maturities of our Senior Notes for the next five years subsequent to December 31, 2023 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Carrying Value
Years ending December 31,
2024	$—	$(539)	$(539)
2025	—	(563)	(563)
2026	—	(588)	(588)
2027	—	(615)	(615)
2028	—	(642)	(642)
Thereafter	400,000	(244)	399,756
Total	$400,000	$(3,191)	$396,809
15. LEASES
Our lease obligations consist of operating and finance leases related to real estate, vehicles and equipment. The components of lease cost are as follows (in thousands):

		Years Ended December 31,
	Income Statement Classification	2021	2022	2023
Operating lease cost	Facilities and grounds expense(1)	$3,762	$3,375	$3,526
Short-term lease cost	Facilities and grounds expense(1)	193	329	372
Variable lease cost	Facilities and grounds expense(1)	160	324	234

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$438	$438	$541
Interest on lease liabilities	Interest expense	471	442	500
Total finance lease cost		909	880	1,041
Total lease cost		$5,024	$4,908	$5,173

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental cash flow information related to our leases is as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Cash paid for operating leases included in operating activities	$3,822	$3,671	$3,779
Cash paid for finance leases included in financing activities	835	868	1,153
Right-of-use assets obtained in exchange for new leases are as follows (in thousands):

	Years Ended December 31,
	2022	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$674	$1,243
Right-of-use assets obtained in exchange for new finance lease liabilities	—	1,896
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2022	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,060	$16,295

Finance lease right-of-use assets	Property, plant and equipment, net	6,770	8,249
Accumulated depreciation	Property, plant and equipment, net	(2,881)	(3,059)
Finance lease right-of-use assets, net		$3,889	$5,190

Operating lease current liabilities	Current portion of operating lease obligations	$2,203	$2,713
Finance lease current liabilities	Current portion of finance lease obligations	414	592
Total current lease liabilities		$2,617	$3,305

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$17,315	$15,797
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	4,743	5,831
Total non-current lease liabilities		$22,058	$21,628

Total lease liabilities		$24,675	$24,933
The average lease terms and discount rates at December 31, 2023 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	7.9	8.1%
Finance leases	10.2	8.3%
The aggregate future lease payments for non-cancelable operating and finance leases at December 31, 2023 are as follows (in thousands):

	Operating	Finance
Lease payments due:
2024	$4,004	$1,152
2025	3,712	1,066
2026	3,606	1,093
2027	3,441	1,016
2028	3,232	772
Thereafter	6,853	4,512
Total lease payments	$24,848	$9,611
Less: Interest	(6,338)	(3,188)
Present value of lease liabilities	$18,510	$6,423
At December 31, 2023, we had no significant operating or finance leases that had not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
At December 31, 2023, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting(1)	Employment(1)	Total
Years ending December 31,
2024	$2,347	$884	$5,470	$8,701
2025	1,956	508	4,181	6,645
2026	1,393	392	2,504	4,289
2027	897	225	1,000	2,122
2028	379	128	125	632
Thereafter	757	75	—	832
Total	$7,729	$2,212	$13,280	$23,221

(1)
In connection with Mr. Payne’s transition from Executive Chairman of the Board to serving as a special advisor to the Board, his employment agreement with the Company was terminated and he entered into a transition agreement, effective February 22, 2024. For more information on this transition see Note 24 to the Consolidated Financial Statements.

Defined Contribution Plan
We sponsor a defined contribution plan, a 401K plan, for the benefit of our employees. Matching contributions and plan administrative expenses totaled $2.5 million during the year ended December 31, 2021 and $2.8 million during the years ended December 31, 2022 and 2023. We do not offer any post-retirement or post-employment benefits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
17. INCOME TAXES
We are subject to taxation in the United States and various states. The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2022	2023
Current:
U. S. federal provision	$8,848	$9,490	$7,862
State provision	2,989	3,287	1,847
Total current provision	$11,837	$12,777	$9,709
Deferred:
U. S. federal provision (benefit)	$(452)	$1,723	$2,117
State provision (benefit)	(240)	1,313	1,190
Total deferred provision (benefit)	$(692)	$3,036	$3,307
Total income tax provision	$11,145	$15,813	$13,016
A reconciliation of income taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations is as follows (dollars in thousands):

	Years Ended December 31,
	2021		2022		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$9,304	21.0%	$12,000	21.0%	$9,750	21.0%
Effect of state income taxes, net of federal benefit	2,180	4.9	3,630	6.3	2,421	5.2
Effect of non-deductible expenses and other, net	(423)	(1.0)	59	0.1	864	1.8
Effect of divestitures and impairment of businesses	103	0.2	138	0.2	—	—
Change in valuation allowance, net of federal benefit	(19)	—	(14)	—	(19)	—
Total	$11,145	25.1%	$15,813	27.6%	$13,016	28.0%
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2022	2023
Deferred income tax assets:
Net operating loss carryforwards	$839	$694
Interest expense limitation	3,506	6,981
Tax credit carryforwards	75	63
State depreciation	1,297	1,310
Accrued and other liabilities	8,606	6,707
Amortization of non-compete agreements	1,213	855
Right-of-use assets	4,819	4,347
Total deferred income tax assets	20,355	20,957
Less valuation allowance	(181)	(156)
Total deferred income tax assets	$20,174	$20,801
Deferred income tax liabilities:
Depreciation and amortization	$(61,432)	$(66,863)
Preneed liabilities	(2,582)	(1,070)
Lease liabilities	(4,212)	(3,806)
Prepaid assets and other	(768)	(1,189)
Total deferred income tax liabilities	(68,994)	(72,928)
Total net deferred tax liabilities	$(48,820)	$(52,127)
Our deferred tax assets and liabilities, along with related valuation allowances, are classified as non-current on our Consolidated Balance Sheet at December 31, 2022 and 2023. We record a valuation allowance to reflect the estimated amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more-likely-than not that the tax benefits will be realized.
For state reporting purposes, we have $14.8 million of net operating loss carryforwards that will expire between 2024 and 2042, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more-likely-than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2023 was attributable to the deferred tax asset related to a portion of the state operating losses.
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
At December 31, 2023, the Company’s unrecognized tax benefit (“UTB”) reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses generated in 2018 to tax years with a higher effective tax rate than the current 21.0% rate. Our UTB reserve for the years ended December 31, 2022 and 2023 was $3.3 million and $3.4 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Unrecognized tax benefit at beginning of year	$3,656	$3,761	$3,294
Gross decreases - tax positions in prior period	—	(533)	—
Gross increases - tax positions in prior period	105	66	—
Gross increases - tax positions in current period	—	—	88
Unrecognized tax benefit at end of year	$3,761	$3,294	$3,382
At December 31, 2023, we expect that the $3.4 million of UTB will be recognized in the next twelve months. We accrued interest of $0.1 million during 2023 and in total, as of December 31, 2023, recognized a liability related to the UTB's noted above for interest of $0.3 million. During 2022, we accrued interest of $0.1 million and in total, as of December 31, 2022, recognized a liability for interest of $0.2 million.
As of December 31, 2023, we expect to receive approximately $1.9 million as a result of amended federal returns filed in 2017 for the tax years ended December 31, 2013, 2014 and 2015 in connection with various legislative changes. In addition, we expect to receive approximately $2.0 million of carryback claims filed in 2020 for the tax years ended December 31, 2018 and 2019 related to the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 in response to the COVID-19 pandemic.
As of December 31, 2023, tax years 2013 to 2022 remain subject to examination by taxing authorities.
18. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 26,359,876 and 26,627,319 shares issued and 14,732,058 and 14,999,501 shares outstanding, net of 11,627,818 shares held in treasury at par, at December 31, 2022 and 2023, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2023, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (as amended, the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual stockholders meeting on May 17, 2017. The 2017 Plan expires on May 17, 2027. All stock-based plans are administered by the Compensation Committee appointed by our Board.
At December 31, 2023, we had 2,001,964 shares available to issue under our 2017 Plan. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2021		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	9,300	$324	—	$—	142,020	$4,634
Returned for payroll taxes	10,399	$375	4,136	$205	1,473	$50
Cancelled	966	$27	1,950	$63	1,826	$61

(1)
Restricted stock granted during the year ended December 31, 2021 and 2023 will vest over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $34.79 and $32.63, respectively.

A summary of the number of unvested restricted stock awards and their weighted average grant date fair values during the year ended December 31, 2023 is presented in the table below (shares in thousands):

Restricted stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	7,848	$31.05
Granted	142,020	$32.63
Vested	(4,874)	$29.40
Cancelled	(1,826)	$33.48
Unvested at December 31	143,168	$32.65
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for restricted stock awards of $0.4 million, $0.2 million and $1.4 million for the years ended December 31, 2021, 2022 and 2023, respectively.
At December 31, 2023, we had $4.7 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of 2.2 years.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Years Ended December 31,
	2021		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	701,400	$7,115	58,500	$959	214,191	$2,506
Granted(2)	—	$—	310,000	$5,388	—	$—
Granted(3)	150,000	$1,684	—	$—	—	$—
Granted(4)	—	$—	12,600	$143	—	$—
Cancelled	74,688	$722	45,590	$512	105,150	$1,380

(1)
Stock options granted during the year ended December 31, 2021, 2022 and 2023 had a weighted average price of $34.79, $49.48 and $32.69, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2021 and 2022 vest over a five-year period and have a ten-year term. The options granted in 2023 vest over a three-year period and have a ten-year term.These options will vest if the employee has remained continuously employed by us through the vesting period.

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

(4)
Stock options granted during the year ended December 31, 2022 had a weighted average price of $31.58. The fair value of these options was calculated using the Black-Scholes option pricing model and vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additional stock option activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2021		2022		2023
	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	423,294	N/A	32,196	N/A	74,200	N/A
Returned for option price(2)	211,088	$1,013	18,797	$60	56,957	$—
Returned for payroll taxes(3)	43,534	$2,272	2,895	$123	5,486	$174

(1)	Stock options exercised during the years ended December 31, 2021, 2022 and 2023 had a weighted average exercise price of $21.99, $25.49 and $23.98, respectively.
(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
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
The fair value of the options granted using the Black-Scholes option pricing model was estimated on the date of grant with the following assumptions:

	Years Ended December 31,
	2021	2022	2022	2022	2023
Grant date	February 17	February 23	February 23	September 27	February 22
Expected holding period (years)	5.0	7.0	5.0	4.1	4.0
Awards granted	701,400	310,000	58,500	12,600	214,191
Dividend yield	1.15%	0.91%	0.91%	1.43%	1.38%
Expected volatility	36.72%	34.35%	33.18%	43.68%	43.68%
Risk-free interest rate	0.57%	1.98%	1.89%	4.29%	4.27%
Black-Scholes value	$10.14	$17.38	$16.39	$11.35	$11.70
The fair value of the options granted using the Monte-Carlo simulation pricing model was estimated on the date of grant with the following assumptions:

Year ended December 31, 2022
Awards granted	150,000
Dividend yield	1.15%
Expected volatility	34.08%
Risk-free interest rate	1.29%
A summary of the number of stock options and their weighted average exercise prices during the year ended December 31, 2023 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Ex. Price
Outstanding at January 1	1,568	$35.23
Granted	214	$32.69
Exercised	(74)	$23.98
Forfeited or expired	(105)	$40.89
Outstanding at December 31	1,603	$35.04
Exercisable at December 31	688	$30.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the number of stock options and their weighted average grant date fair values during the year ended December 31, 2023 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Fair Value
Non-vested at January 1	976	$12.83
Granted	214	$11.70
Vested or exercised	(185)	$11.46
Forfeited	(90)	$13.59
Non-vested at December 31	915	$12.77
A summary of the intrinsic value of stock options exercised and the fair value of stock options vested for the three years ended December 31, 2023 is presented in the table below (in thousands):

	Years Ended December 31,
	2021	2022	2023
Intrinsic value of options exercised	$8,229	$580	$538
Fair value of stock options vested	1,413	1,784	6,003
The following table further describes our outstanding stock options at December 31, 2023:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/23	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/23	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$18.02 - $18.02	13,333	6.48	$18.02	13,333	6.48	$18.02
$20.06 - $26.54	358,335	3.23	$25.02	358,335	3.23	$25.02
$31.58 - $31.58	12,600	8.74	$31.58	4,200	8.74	$31.58
$32.69 - $49.48	1,219,041	7.74	$38.20	312,380	7.28	$37.08
$18.02 - $49.48	1,603,309	6.73	$35.04	688,248	5.16	$30.38
The aggregate intrinsic value of the outstanding and exercisable stock options were both $0.4 million at December 31, 2023. We had $9.0 million of unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 3.8 years at December 31, 2023.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for stock options of $2.4 million, $2.3 million and $2.9 million for the years ended December 31, 2021, 2022 and 2023, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2021		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	55,302	$2,116	27,013	$1,262	—	$—
Cancelled	55,896	$799	30,743	$295	54,229	$1,565
A summary of the number of performance awards and their weighted average grant date fair values during the year ended December 31, 2023 is presented in the table below (shares in thousands):

Performance Awards	Shares	Weighted Average Grant Date Fair Value
At January 1	432,036	$20.95
Cancelled	(54,229)	$28.85
At December 31	377,807	$19.81
At December 31, 2023, there was $2.3 million of unrecognized compensation cost related to performance awards expected to be recognized over a weighted average period of 12 months. If all of the predetermined growth targets are met as of December 31, 2024, a total of 892,045 shares of common stock would be awarded to participants under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for performance awards of $1.6 million, $2.5 million and $1.6 million during the years ended December 31, 2021, 2022 and 2023, respectively.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter).
ESPP activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2021		2022		2023
	Shares	Price	Shares	Price	Shares	Price
ESPP	61,904	$26.32	52,053	$32.38	63,372	$23.58
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for our ESPP of $0.6 million, $0.5 million and $0.6 million during the years ended December 31, 2021, 2022 and 2023, respectively.
The fair values of the right to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	Years Ended December 31,
	2021	2022	2023
Dividend yield	0.01%	0.01%	1.30%
Expected volatility	48.1%	30.2%	53.5%
Risk-free interest rate	0.09%, 0.09%, 0.10%, 0.10%	0.08%, 0.22%, 0.31%,0.40%	4.53%, 4.77%, 4.75%, 4.72%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Common Stock
Former Employee
Common stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2021		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	30,000	$826
Returned for payroll taxes	—	$—	—	$—	1,001	$28

(1)
During the year ended December 31, 2023, we issued 30,000 shares of common stock to a former executive at a stock price of $27.54, in accordance with his Separation and Release Agreement pertaining to his resignation from his position as the Company’s Executive Vice President, Chief Financial Officer & Treasurer effective January 2, 2023.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for common stock awards of $0.8 million, for the year ended December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Good To Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

Years Ended December 31,
2021		2022		2023
Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
—	$—	27,448	$1,358	8,444	$276

(1)	Common stock granted during the year ended December 31, 2022 and 2023 had a grant date stock price of $49.48 and $32.69, respectively.
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
Non-employee director and board advisor common stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2021		2022		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	14,744	$622	11,155	$415	15,059	$431
Advisor to the Board(1)	466	$20	555	$20	691	$20

(1)	Common stock granted during the years ended December 31, 2021, 2022 and 2023 had a weighted average price of $42.14, $37.14 and $28.60, respectively.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $0.9 million, $0.7 million and $0.8 million during the years ended December 31, 2021, 2022 and 2023, respectively.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683
December 1st	$0.1125	$1,685

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653
December 1st	$0.1125	$1,655
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

Table of Contents
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Exchange Act, which totaled up to $265.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value in thousands):

	Years Ended December 31,
	2021	2022	2023
Number of Shares Repurchased(1)	2,906,983	695,496	—
Average Price Paid Per Share	$49.01	$49.22	$—
Dollar Value of Shares Repurchased(1)	$142,469	$34,234	$—

(1)
These amounts may differ from the repurchases of common stock amounts in the consolidated statements of cash flows due to unsettled share repurchases at the end of a period. In December 2021, we repurchased 37,408 shares for $2.4 million, the settlement of which occurred in January 2022.

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2023, our share repurchase program had $48.9 million authorized for repurchases.
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
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2021	2022	2023
Numerator for basic and diluted earnings per share:
Net income	$33,159	$41,381	$33,413
Less: Earnings allocated to unvested restricted stock	(53)	(26)	(306)
Income attributable to common stockholders	$33,106	$41,355	$33,107

Denominator:
Denominator for basic earnings per common share - weighted average shares outstanding	17,409	14,857	14,803
Effect of dilutive securities:
Stock options	475	183	55
Performance awards	382	670	597
Denominator for diluted earnings per common share - weighted average shares outstanding	18,266	15,710	15,455

Basic earnings per common share	$1.90	$2.78	$2.24
Diluted earnings per common share	$1.81	$2.63	$2.14
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows:

	Years Ended December 31,
	2021	2022	2023
Antidilutive stock options	—	311,143	1,208,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At December 31, 2023, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
21. SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Year Ended, December 31, 2023
	Funeral	Cemetery	Total
Services	$163,600	$18,566	$182,166
Merchandise	85,795	16,385	102,180
Cemetery property	—	67,310	67,310
Other revenue	15,381	15,483	30,864
Total	$264,776	$117,744	$382,520

Year Ended, December 31, 2022
	Funeral	Cemetery	Total
Services	$163,904	$17,367	$181,271
Merchandise	89,052	14,307	103,359
Cemetery property	—	58,611	58,611
Other revenue	13,947	12,986	26,933
Total	$266,903	$103,271	$370,174

Year Ended, December 31, 2021
	Funeral	Cemetery	Total
Services	$164,082	$16,490	$180,572
Merchandise	92,023	13,741	105,764
Cemetery property	—	61,957	61,957
Other revenue	13,982	13,611	27,593
Total	$270,087	$105,799	$375,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents gross profit, operating income (loss), income (loss) before income taxes, depreciation and amortization, interest expense, income tax expense (benefit), total assets, long-lived assets, goodwill, capital expenditures and number of operating locations by segment (in thousands, except number of operating locations):

	Funeral	Cemetery	Corporate	Consolidated
Gross profit
2023	$81,912	$42,383	$—	$124,295
2022	83,067	36,159	—	119,226
2021	89,027	40,489	—	129,516
Operating income (loss):
2023	$81,306	$41,923	$(42,250)	$80,979
2022	82,080	35,095	(37,449)	79,726
2021	88,591	40,353	(35,284)	93,660
Income (loss) before income taxes:
2023	$82,453	$42,208	$(78,232)	$46,429
2022	85,196	35,126	(63,128)	57,194
2021	88,015	40,473	(84,184)	44,304
Depreciation and amortization:
2023	$12,197	$8,008	$912	$21,117
2022	11,591	7,584	624	19,799
2021	11,062	8,217	1,241	20,520
Interest expense:
2023	$783	$8	$35,475	$36,266
2022	753	—	25,142	25,895
2021	835	—	24,610	25,445
Income tax expense (benefit):
2023	$23,115	$11,833	$(21,932)	$13,016
2022	23,555	9,712	(17,454)	15,813
2021	22,141	10,181	(21,177)	11,145
Total assets:
2023	$802,368	$448,018	$17,666	$1,268,052
2022	779,500	396,389	17,061	1,192,950
2021	769,539	390,344	18,748	1,178,631
Long-lived assets:
2023	$648,253	$209,401	$5,732	$863,386
2022	630,599	190,226	4,518	825,343
2021	611,181	176,398	3,839	791,418
Goodwill:
2023	$364,639	$59,004	$—	$423,643
2022	355,654	54,483	—	410,137
2021	344,823	47,149	—	391,972
Capital expenditures:
2023	$7,483	$10,061	$495	$18,039
2022	14,917	10,566	598	26,081
2021	11,511	9,704	3,668	24,883
Number of operating locations at year end:
2023	171	32	—	203
2022	171	32	—	203
2021	170	31	—	201

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

22. SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31,
	2022	2023
Prepaids and other current assets:
Prepaid expenses	$4,077	$3,779
Federal income tax receivable	507	454
State income tax receivable	—	421
Other current assets	149	137
Total prepaid and other current assets	$4,733	$4,791

Current portion of debt and lease obligations:
Acquisition debt	$555	$537
Finance lease obligations	414	592
Operating lease obligations	2,203	2,713
Total current portion of debt and lease obligations	$3,172	$3,842

Accrued and other liabilities:
Incentive compensation	$12,140	$13,156
Insurance	3,051	3,017
Unrecognized tax benefit	3,294	3,382
Vacation	3,430	3,647
Interest	2,329	2,409
Salaries and wages	2,263	2,285
Employee meetings and award trips	746	1,185
Income tax payable	459	—
Commissions	743	1,144
Perpetual care trust payable	222	1,358
Ad valorem and franchise taxes	455	2,395
Other accrued liabilities	1,489	1,384
Total accrued and other liabilities	$30,621	$35,362

Other long-term liabilities:
Incentive compensation	$2,541	$1,855
Other long-term liabilities	524	—
Total other long-term liabilities	$3,065	$1,855
23. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Cash paid for interest and financing costs	$24,127	$24,456	$34,682
Cash paid for taxes	16,110	9,713	10,448
Land purchased in exchange for debt	—	—	2,550
Unsettled share repurchases	2,429	—	—
Fair value of donated real property	635	—	—
24. SUBSEQUENT EVENTS
On February 22, 2024, the Board announced the conclusion of the Company’s review of strategic alternatives, first announced on June 29, 2023, which was overseen by the Board with assistance from experienced financial advisors and legal counsel. On February 21, 2024, the Board voted to bring the strategic review process to a close. The Board unanimously determined that continuing to execute on the Company’s strategic plan as an independent, public company is in the best interests of the Company and its stockholders at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 22, 2024 (the “Transition Date”), the Company announced that Mr. Payne, the Company’s founder and former Chief Executive Officer, will cease to serve as Executive Chairman of the Board, but he will remain on the Board until the Company’s 2024 annual meeting of stockholders, when the term for Class I directors is scheduled to expire. Beginning on the Transition Date, Mr. Payne will begin serving as a special advisor to the Board and senior management in a consulting role.
In connection with Mr. Payne’s termination of employment, the employment-related provisions of his Employment Agreement, dated as of November 5, 2019, with the Company (as amended prior to the Transition Date, the “Employment Agreement”) terminated on the Transition Date.
On February 21, 2024, the Company and Mr. Payne entered into a Transition Agreement (the “Transition Agreement”), setting forth the terms of his severance benefits and his consulting arrangement. Under the Transition Agreement, Mr. Payne is entitled to receive certain benefits, subject to the timely execution and non-revocation by Mr. Payne and his spouse of waiver and release agreements in connection with the Transition Date and the end of the 12-month consulting term set forth in the Transition Agreement (the “Releases”).
These payments and benefits include the following:
•Salary continuation for 24 months of $2.0 million;
•2023 annual bonus of $1.25 million;
•Prorated 2024 bonus of $181,500;
•Prorated settlement of performance awards of $3.0 million payable in cash;
•Consulting payments of $1.0 million;
•Payments for maintaining health benefits for Mr. Payne and his spouse for up to 36 months; and
•Reimbursement of legal expenses up to $35,000.
All of the payments and benefits provided under the Transition Agreement are subject to Mr. Payne’s continued compliance with certain confidentiality, non-competition, non-solicitation and non-disparagement provisions of the Employment Agreement, as well as to compliance by Mr. Payne and his spouse with their respective Releases. The Transition Agreement may be terminated by the Company upon the material breach of the Transition Agreement, the Employment Agreement or either of the Releases. Upon Mr. Payne’s death, any consulting fee payments would be paid to his estate.

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2021:
Allowance for credit losses, current portion	$1,287	$1,240	$1,537	$990
Allowance for credit losses of preneed cemetery receivables, non-current portion	1,644	543	1,108	1,079
Employee severance accruals	162	1,431	952	641
Valuation allowance of the deferred tax asset	222	—	24	198

Year ended December 31, 2022:
Allowance for credit losses, current portion	$990	$1,821	$1,798	$1,013
Allowance for credit losses of preneed cemetery receivables, non-current portion	1,079	997	793	1,283
Employee severance accruals	641	1,880	1,361	1,160
Valuation allowance of the deferred tax asset	198	—	17	181

Year ended December 31, 2023:
Allowance for credit losses, current portion	$1,013	$1,827	$1,334	$1,506
Allowance for credit losses of preneed cemetery receivables, non-current portion	1,283	1,223	251	2,255
Employee severance accruals	1,160	186	799	547
Valuation allowance of the deferred tax asset	181	—	25	156

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2023 (the end of the period covered by this Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2023, as stated in their report that is presented in this Annual Report.

/s/ Carlos R. Quezada
Carlos R. Quezada
Chief Executive Officer and Vice Chairman of the Board
(Principal Executive Officer)

/s/ L. Kian Granmayeh
L. Kian Granmayeh
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)
March 1, 2024

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2023, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics (as amended, the “Code”), which is applicable to each of our Directors, Officers, and employees, including our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code is available on our internet website at www.carriageservices.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.
The information required by Item 10 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,603,309	$35.04	2,001,964
Equity compensation plans not approved by security holders	—	—	—
Total	1,603,309	$35.04	2,001,964

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2023.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
    (1) FINANCIAL STATEMENTS
The following financial statements and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K on the pages indicated:
    (2) FINANCIAL STATEMENT SCHEDULES
The following Financial Statement Schedule is included in this Form 10-K on the page indicated:

Page
Financial Statement Schedule II — Valuation and Qualifying Accounts	89
All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or related notes.
    (3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2024 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

10.1
Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed on April 2, 2001. †

10.2
Director Compensation Policy dated February 19, 2020. Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.3
Form of Incentive Stock Option Agreement under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013, filed on August 8, 2013. †

10.4
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.5
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.6
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.7
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2020. †

10.8
Form of First Amendment to Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan dated as of June 1, 2021. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.9
Employment Agreement dated June 25, 2020, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.10
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form for its fiscal year ended December 31, 2021, 10-K filed on March 2, 2022. †

10.11
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.12
Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Carlos R. Quezada. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2023, filed on August 7, 2023.†

10.13
Employment Agreement dated November 5, 2019, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.14
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.15
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.16
Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2023, filed on August 7, 2023.†

10.17
Employment Agreement dated effective as of March 13, 2023, by and between Carriage Services, Inc. and L. Kian Granmayeh. Incorporated by reference to Exhibit 10.1 to Company's Current Report on Form 8-K filed on March 6, 2023. †

10.18
Employment Agreement dated November 5, 2019, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.19
First Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.20
Release and Separation Agreement by and between the Company and Carl Benjamin Brink, dated September 27, 2022 and effective January 2, 2023. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.21	Form of Notes Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2020.

10.22
First Amended and Restated Credit Agreement dated as of May 13, 2021, among Carriage Services, Inc., the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021.

10.23
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

*97.1	Carriage Services, Inc. Compensation Recovery Policy, dated January 10, 2024

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Carlos R. Quezada in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by L. Kian Granmayeh in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Carlos R. Quezada and L. Kian Granmayeh in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.
__________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2024.

CARRIAGE SERVICES, INC.

By:	/s/ Carlos R. Quezada
Carlos R. Quezada Chief Executive Officer and Vice Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos R. Quezada	Chief Executive Officer and Vice Chairman of the Board
Carlos R. Quezada	(Principal Executive Officer)	March 1, 2024

/s/ L. Kian Granmayeh	Executive Vice President, Chief Financial Officer and Treasurer	March 1, 2024
L. Kian Granmayeh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adeola Olaniyan	Corporate Controller	March 1, 2024
Adeola Olaniyan

/s/ Donald D. Patteson Jr.	Lead Independent Director	March 1, 2024
Donald D. Patteson Jr.

/s/ Chad Fargason	Director	March 1, 2024
Chad Fargason

/s/ Douglas Meehan	Director	March 1, 2024
Douglas Meehan

/s/ Julie Sanders	Director	March 1, 2024
Julie Sanders

/s/ Somer Webb	Director	March 1, 2024
Somer Webb