Form 10-Q
period 2024-06-30
CARRIAGE SERVICES INC
filed 2024-08-02
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 26, 2024 was 15,208,587.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,503	$1,523
Accounts receivable, net	29,398	27,060
Inventories	8,257	8,347
Prepaid and other current assets	3,965	4,791
Total current assets	43,123	41,721
Preneed cemetery trust investments	100,285	96,374
Preneed funeral trust investments	109,701	107,842
Preneed cemetery receivables, net	45,569	35,575
Receivables from preneed funeral trusts, net	22,074	21,530
Property, plant and equipment, net	280,355	287,484
Cemetery property, net	113,327	114,580
Goodwill	414,895	423,643
Intangible and other non-current assets, net	39,099	37,677
Operating lease right-of-use assets	16,058	16,295
Cemetery perpetual care trust investments	84,780	85,331
Total assets	$1,269,266	$1,268,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,924	$3,842
Accounts payable	16,180	11,866
Accrued and other liabilities	30,655	35,362
Total current liabilities	50,759	51,070
Acquisition debt, net of current portion	5,388	5,461
Credit facility	153,970	177,794
Senior notes	396,247	395,905
Obligations under finance leases, net of current portion	5,304	5,831
Obligations under operating leases, net of current portion	15,263	15,797
Deferred preneed cemetery revenue	65,375	61,048
Deferred preneed funeral revenue	40,386	39,537
Deferred tax liability	50,650	52,127
Other long-term liabilities	1,857	1,855
Deferred preneed cemetery receipts held in trust	100,285	96,374
Deferred preneed funeral receipts held in trust	109,701	107,842
Care trusts’ corpus	86,194	84,351
Total liabilities	1,081,379	1,094,992
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,864,187 and 26,627,319 shares issued, respectively and 15,236,369 and 14,999,501 shares outstanding, respectively	269	266
Additional paid-in capital	242,883	241,291
Retained earnings	223,488	210,256
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	187,887	173,060
Total liabilities and stockholders’ equity	$1,269,266	$1,268,052
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$44,433	$44,522	$94,132	$92,729
Property and merchandise revenue	49,590	45,630	95,092	85,641
Other revenue	8,295	7,526	16,587	14,822
	102,318	97,678	205,811	193,192
Field costs and expenses:
Cost of service	21,672	23,075	45,380	46,552
Cost of merchandise	31,981	32,219	63,931	61,953
Cemetery property amortization	2,560	1,892	4,316	3,093
Field depreciation expense	3,405	3,555	6,872	6,912
Regional and unallocated funeral and cemetery costs	4,245	4,131	8,087	9,568
Other expenses	1,462	1,604	2,970	2,857
	65,325	66,476	131,556	130,935
Gross profit	36,993	31,202	74,255	62,257
Corporate costs and expenses:
General, administrative and other	18,601	10,199	34,841	20,379
Net loss on divestitures, disposals and impairments charges	23	265	1,568	506
Operating income	18,369	20,738	37,846	41,372

Interest expense	8,324	9,396	17,036	17,935
Net (gain) loss on property damage, net of insurance claims	(417)	(235)	(417)	36
Other, net	3	(125)	46	(647)
Income before income taxes	10,459	11,702	21,181	24,048
Expense for income taxes	3,513	3,273	7,032	6,841
Expense related to discrete income tax items	687	143	917	77
Total expense for income taxes	4,200	3,416	7,949	6,918
Net income	$6,259	$8,286	$13,232	$17,130

Basic earnings per common share:	$0.41	$0.55	$0.87	$1.14
Diluted earnings per common share:	$0.40	$0.53	$0.85	$1.10

Dividends declared per common share:	$0.1125	$0.1125	$0.2250	$0.2250

Weighted average number of common and common equivalent shares outstanding:
Basic	14,965	14,793	14,920	14,776
Diluted	15,403	15,454	15,356	15,461
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$13,232	$17,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,664	10,437
Provision for credit losses	1,447	1,344
Stock-based compensation expense	2,671	4,163
Deferred income tax (benefit) expense	(1,477)	7
Amortization of intangibles	669	647
Amortization of debt issuance costs	352	349
Amortization and accretion of debt	266	255
Net loss on divestitures, disposals and impairment charges	1,568	506
(Gain) loss on property damage, net of insurance claims	(417)	36
Gain on sale of excess land	—	(658)

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(13,939)	(1,694)
Inventories, prepaid and other current assets	1,224	1,011
Intangible and other non-current assets	(2,339)	(1,767)
Preneed funeral and cemetery trust investments	(9,523)	5,341
Accounts payable	3,084	(2,272)
Accrued and other liabilities	(3,999)	(3,328)
Incentive payment from vendor	—	6,000
Deferred preneed funeral and cemetery revenue	7,064	8,106
Deferred preneed funeral and cemetery receipts held in trust	10,313	(6,426)
Net cash provided by operating activities	21,860	39,187

Cash flows from investing activities:
Acquisitions of businesses	—	(44,000)
Proceeds from divestitures and sale of other assets	11,174	1,973
Proceeds from insurance claims	314	1,092
Capital expenditures	(7,096)	(8,960)
Net cash provided by (used in) investing activities	4,392	(49,895)

Cash flows from financing activities:
Borrowings from the credit facility	24,800	64,700
Payments against the credit facility	(48,900)	(51,400)
Payments on acquisition debt and obligations under finance leases	(305)	(256)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,942	923
Taxes paid on restricted stock vestings and exercise of stock options	(419)	(119)
Dividends paid on common stock	(3,390)	(3,340)
Net cash (used in) provided by financing activities	(26,272)	10,508

Net decrease in cash and cash equivalents	(20)	(200)
Cash and cash equivalents at beginning of period	1,523	1,170
Cash and cash equivalents at end of period	$1,503	$970
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended June 30, 2024

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2024	15,165	$268	$240,811	$217,229	$(278,753)	$179,555
Net income	—	—	—	6,259	—	6,259
Issuance of common stock from employee stock purchase plan	15	—	324	—	—	324
Issuance of common stock to directors and board advisor	6	—	151	—	—	151
Exercise of stock options	50	1	1,271	—	—	1,272
Cancellation and surrender of restricted common stock	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	2,031	—	—	2,031
Dividends on common stock	—	—	(1,704)	—	—	(1,704)
Balance – June 30, 2024	15,236	$269	$242,883	$223,488	$(278,753)	$187,887

	Three months ended June 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – March 31, 2023	14,935	$266	$239,962	$185,687	$(278,753)	$147,162
Net income	—	—	—	8,286	—	8,286
Issuance of common stock from employee stock purchase plan	16	—	397	—	—	397
Issuance of common stock to directors and board advisor	2	—	65	—	—	65
Exercise of stock options	4	—	(20)	—	—	(20)
Cancellation and surrender of restricted common stock	1	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	1,957	—	—	1,957
Dividends on common stock	—	—	(1,679)	—	—	(1,679)
Balance – June 30, 2023	14,958	$266	$240,681	$193,973	$(278,753)	$156,167

	Six months ended June 30, 2024

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
Net income	—	—	—	13,232	—	13,232
Issuance of common stock from employee stock purchase plan	31	—	671	—	—	671
Issuance of common stock to directors and board advisor	10	—	264	—	—	264
Issuance of common stock to former executive	—	—	—	—	—	—
Issuance of restricted common stock	157	2	(2)	—	—	—
Exercise of stock options	50	1	1,271	—	—	1,272
Cancellation and surrender of restricted common stock	(43)	—	(419)	—	—	(419)
Stock-based compensation expense	—	—	2,407	—	—	2,407
Dividends on common stock	—	—	(3,390)	—	—	(3,390)
Other	31	—	790	—	—	790
Balance – June 30, 2024	15,236	$269	$242,883	$223,488	$(278,753)	$187,887

	Six months ended June 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
Net income	—	—	—	17,130	—	17,130
Issuance of common stock from employee stock purchase plan	38	—	923	—	—	923
Issuance of common stock to directors and board advisor	6	—	177	—	—	177
Issuance of common stock to former executive	30	—	826	—	—	826
Issuance of restricted common stock	142	2	(2)	—	—	—
Exercise of stock options	5	—	(41)	—	—	(41)
Cancellation and surrender of restricted common stock	(3)	—	(78)	—	—	(78)
Stock-based compensation expense	—	—	3,160	—	—	3,160
Dividends on common stock	—	—	(3,340)	—	—	(3,340)
Other	8	—	276	—	—	276
Balance – June 30, 2023	14,958	$266	$240,681	$193,973	$(278,753)	$156,167
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 65% of our total revenue, and Cemetery Operations, which currently accounts for approximately 35% of our total revenue. At June 30, 2024, we operated 164 funeral homes in 26 states and 31 cemeteries in 11 states.
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

Contingent Liability
We recognize a contingent liability when both i) it is probable that a loss has been incurred and ii) the amount of the loss is reasonably estimable. In evaluating these two conditions, we consider all relevant information that is available as of the date the financial statements are issued. During the three and six months ended June 30, 2024, we recorded a $5.0 million contingent liability to reflect our agreement to pay our financial advisor in connection with the review of strategic alternatives.
Deferred Revenue
During the six months ended June 30, 2023, we withdrew $8.6 million of realized capital gains and earnings from our preneed funeral and cemetery trust investments. We did not withdraw any realized capital gains and earnings from our preneed trust investments during the six months ended June 30, 2024. In certain states, we are allowed to make these withdrawals prior to the delivery of preneed merchandise and service contracts. The realized capital gains and earnings withdrawn increase our cash flow from operations, but are not recognized as revenue in our Consolidated Statements of Operations, however, they reduce our Preneed funeral trust investments and Preneed cemetery trust investments and increase our Deferred preneed funeral revenue and Deferred preneed cemetery revenue.
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
Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$86,829	$87,635
Buildings and improvements	262,353	263,522
Furniture, equipment and vehicles	73,139	74,372
Property, plant and equipment, at cost	422,321	425,529
Less: accumulated depreciation	(141,966)	(138,045)
Property, plant and equipment, net	$280,355	$287,484
During the six months ended June 30, 2024, we sold six funeral homes and one cemetery that had a carrying value of property, plant and equipment of $3.1 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations. Additionally, we sold real property for $0.3 million, with a carrying value of $0.3 million.
At June 30, 2024, we had $0.5 million of assets classified as held for sale in Property, plant and equipment, net on our Consolidated Balance Sheet related to one funeral home that we intend to divest within the next six months.
During the six months ended June 30, 2023, we acquired $12.8 million of property, plant and equipment related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements. Additionally, we sold real property for $1.2 million, with a carrying value of $0.6 million, resulting in a gain on the sale of $0.6 million, which was recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Our growth and maintenance capital expenditures totaled $1.9 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively, and $3.5 million and $5.5 million for the six months ended June 30, 2024 and 2023, respectively. In addition, we recorded depreciation expense of $3.5 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively, and $7.2 million for both the six months ended June 30, 2024 and 2023.
Cemetery Property
Cemetery property was $113.3 million and $114.6 million, net of accumulated amortization of $68.7 million and $64.6 million at June 30, 2024 and December 31, 2023, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.6 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $3.5 million for the six months ended June 30, 2024 and 2023, respectively. We recorded amortization expense for cemetery interment rights of $2.6 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million and $3.1 million for the six months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024, we sold one cemetery that had a carrying value of cemetery property of $0.8 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
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
Income Taxes
Income tax expense was $4.2 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively, and $7.9 million and $6.9 million for the six months ended June 30, 2024 and 2023, respectively. Our operating tax rate before discrete items was 33.6% and 28.0% for the three months ended June 30, 2024 and 2023, respectively, and 33.2% and 28.5% for the six months ended June 30, 2024 and 2023, respectively.
Subsequent Events
We have evaluated events and transactions during the period subsequent to June 30, 2024 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
We did not acquire any businesses during the three and six months ended June 30, 2024. On March 22, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business in the Bakersfield, CA area for $44.0 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
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
The following table summarizes the fair value of the assets acquired and liabilities assumed for this business (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
March 22, 2023	Three Funeral Homes, Two Cemeteries and One Cremation Focused Business	Bakersfield, CA	$44,266	$13,506	$(13,772)
4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	June 30, 2024	December 31, 2023
Goodwill at the beginning of the period	$423,643	$410,137
Increase in goodwill related to acquisitions	—	13,506
Decrease in goodwill related to divestitures	(8,748)	—
Goodwill at the end of the period	$414,895	$423,643
During the six months ended June 30, 2024, we allocated $8.7 million of goodwill to the sale of six funeral homes and one cemetery for a loss recorded in Net loss on divestitures, disposals and impairments charges, of which $7.8 million was allocated to our funeral homes segment and $1.0 million was allocated to our cemetery segment.

During the six months ended June 30, 2023, we recognized $13.5 million in goodwill related to our acquisition of a business located in Bakersfield, CA, of which $4.5 million was allocated to our cemetery segment and $9.0 million was allocated to our funeral home segment.
5.DIVESTED OPERATIONS
During the three months ended June 30, 2024, we merged one funeral home with another business we own in an existing market. During the six months ended June 30, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million and merged one funeral home with another business we own in an existing market.
During the three months ended June 30, 2023, we merged one funeral home with another business we own in an existing market. During the six months ended June 30, 2023, we sold one funeral home and two cemeteries for an aggregate of $0.8 million and merged one funeral home with another business we own in an existing market .
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$121	$—	$1,272	$66

Operating income (loss)	33	(2)	151	24
Loss on divestitures(1)	(8)	—	(1,509)	(82)
Income tax (expense) benefit	(8)	1	451	17
Net gain (loss) from divested operations, after tax	$17	$(1)	$(907)	$(41)

(1)	Loss on divestitures is recorded in Net loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
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
Accounts receivable is comprised of the following (in thousands):

	June 30, 2024
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$8,138	$21,915	$—	$30,053
Other receivables	307	293	334	934
Allowance for credit losses	(355)	(1,234)	—	(1,589)
Accounts receivable, net	$8,090	$20,974	$334	$29,398

	December 31, 2023
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$8,822	$18,459	$—	$27,281
Other receivables	404	595	286	1,285
Allowance for credit losses	(266)	(1,240)	—	(1,506)
Accounts receivable, net	$8,960	$17,814	$286	$27,060
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.

The following table summarizes the activity in our allowance for credit losses by segment (in thousands):

	January 1, 2024	Provision for Credit Losses	Write Offs	Recoveries	June 30, 2024
Trade and financed receivables:
Funeral	$(266)	$(591)	$975	$(473)	$(355)
Cemetery	(1,240)	(343)	349	—	(1,234)
Total allowance for credit losses on trade and financed receivables	$(1,506)	$(934)	$1,324	$(473)	$(1,589)
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $10.8 million and $10.7 million at June 30, 2024 and December 31, 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.

Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	June 30, 2024	December 31, 2023
Interment rights	$71,864	$60,863
Merchandise and services	12,516	11,223
Unearned finance charges	6,466	5,669
Cemetery receivables	$90,846	$77,755
The components of our cemetery receivables are as follows (in thousands):

	June 30, 2024	December 31, 2023
Cemetery receivables	$90,846	$77,755
Less: unearned finance charges	(6,466)	(5,669)
Cemetery receivables, at amortized cost	$84,380	$72,086
Less: allowance for credit losses	(3,491)	(3,495)
Less: balances due on undelivered cemetery preneed contracts	(14,639)	(15,797)
Less: amounts in accounts receivable	(20,681)	(17,219)
Preneed cemetery receivables, net	$45,569	$35,575
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2024	Provision for Credit Losses	Write Offs	June 30, 2024
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,255)	$(513)	$511	$(2,257)
The amortized cost basis of our cemetery receivables by year of origination at June 30, 2024 is as follows (in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Total preneed cemetery receivables, at amortized cost	$27,655	$27,698	$16,244	$7,837	$3,062	$1,884	$84,380
The aging of past due cemetery receivables at June 30, 2024 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$2,379	$782	$277	$3,339	$6,777	$62,964	$69,741
Deferred revenue	582	179	76	1,197	2,034	19,071	21,105
Total contracts	$2,961	$961	$353	$4,536	$8,811	$82,035	$90,846
Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $14.6 million and $15.8 million at June 30, 2024 and December 31, 2023, respectively.

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
At June 30, 2024, the carrying value and fair value of our Credit Facility was $155.0 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At June 30, 2024, the carrying value of our acquisition debt was $6.0 million, which approximated its fair value. The fair value of our Senior Notes was $357.0 million at June 30, 2024 based on the last traded or broker quoted price.
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
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive, risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. Beginning March 31, 2024, the agreement permits us to withdraw a percentage of the value of the investments in this fund through quarterly withdrawals with the intention to permit withdrawal of the entire investment over twelve successive withdrawal dates. Our unfunded commitment for this investment at June 30, 2024 was $10.0 million.
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	June 30, 2024	December 31, 2023
Preneed cemetery trust investments, at market value	$103,516	$99,461
Less: allowance for contract cancellation	(3,231)	(3,087)
Preneed cemetery trust investments	$100,285	$96,374
The cost and market values associated with preneed cemetery trust investments at June 30, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,809	$—	$—	$20,809
Fixed income securities:
U.S. agency obligations	2	665	—	(55)	610
Foreign debt	2	8,914	1,464	(11)	10,367
Corporate debt	2	14,280	210	(2,897)	11,593
Preferred stock	2	11,477	503	(1,788)	10,192
Certificates of deposit	2	79	—	(7)	72
Common stock	1	32,774	2,868	(3,265)	32,377
Limited partnership fund		3,675	410	—	4,085
Mutual funds:
Equity	1	944	71	(5)	1,010
Fixed income	2	14,079	56	(2,490)	11,645
Trust securities		$107,696	$5,582	$(10,518)	$102,760
Accrued investment income		$756			$756
Preneed cemetery trust investments					$103,516
Market value as a percentage of cost					95.4%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$137
Due in one to five years	13,451
Due in five to ten years	939
Thereafter	18,307
Total fixed income securities	$32,834

The cost and market values associated with preneed cemetery trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$9,643	$—	$—	$9,643
Fixed income securities:
U.S. agency obligations	2	803	1	(51)	753
Foreign debt	2	7,764	1,371	(17)	9,118
Corporate debt	2	15,071	342	(3,657)	11,756
Preferred stock	2	10,965	473	(1,572)	9,866
Certificate of deposit	2	79	—	(7)	72
Common stock	1	43,057	9,466	(7,935)	44,588
Limited partnership fund		3,575	—	(3)	3,572
Mutual funds:
Equity	1	553	10	(30)	533
Fixed income	2	11,369	16	(2,759)	8,626
Trust Securities		$102,879	$11,679	$(16,031)	$98,527
Accrued investment income		$934			$934
Preneed cemetery trust investments					$99,461
Market value as a percentage of cost					95.8%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at June 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$610	$(55)	$610	$(55)
Foreign debt	—	—	217	(11)	217	(11)
Corporate debt	3,994	(251)	2,148	(2,646)	6,142	(2,897)
Preferred stock	775	(3)	7,856	(1,785)	8,631	(1,788)
Certificates of deposit	—	—	72	(7)	72	(7)
Total fixed income securities with an unrealized loss	$4,769	$(254)	$10,903	$(4,504)	$15,672	$(4,758)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income	$844	$689	$1,383	$1,279
Realized gains	924	728	11,500	2,001
Realized losses	(4,747)	(269)	(8,511)	(1,146)
Unrealized gains (losses), net	2,023	3,439	(4,936)	(8,714)
Expenses and taxes	(705)	(316)	(1,339)	(622)
Net change in deferred preneed cemetery receipts held in trust	1,661	(4,271)	1,903	7,202
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Purchases	$(6,784)	$(2,784)	$(11,110)	$(9,138)
Sales	5,177	2,817	21,737	5,862
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	June 30, 2024	December 31, 2023
Preneed funeral trust investments, at market value	$113,196	$111,247
Less: allowance for contract cancellation	(3,495)	(3,405)
Preneed funeral trust investments	$109,701	$107,842

The cost and market values associated with preneed funeral trust investments at June 30, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$38,395	$—	$—	$38,395
Fixed income securities:
U.S. treasury debt	1	406	—	(37)	369
Foreign debt	2	8,115	1,340	(10)	9,445
Corporate debt	2	12,857	192	(2,545)	10,504
Preferred stock	2	10,144	461	(1,611)	8,994
Common stock	1	28,205	2,505	(2,624)	28,086
Limited partnership fund		3,365	375	—	3,740
Mutual funds:
Equity	1	757	35	(5)	787
Fixed income	2	11,697	48	(2,099)	9,646
Other investments	2	2,560	—	—	2,560
Trust securities		$116,501	$4,956	$(8,931)	$112,526
Accrued investment income		$670			$670
Preneed funeral trust investments					$113,196
Market value as a percentage of cost					96.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$81
Due in one to five years	12,046
Due in five to ten years	767
Thereafter	16,418
Total fixed income securities	$29,312

The cost and market values associated with preneed funeral trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$26,707	$—	$—	$26,707
Fixed income securities:
U.S. treasury debt	1	451	—	(34)	417
Foreign debt	2	7,300	1,297	(16)	8,581
Corporate debt	2	13,848	323	(3,255)	10,916
Preferred stock	2	9,786	442	(1,468)	8,760
Common stock	1	38,600	8,858	(6,855)	40,603
Limited partnership fund		3,383	—	(2)	3,381
Mutual funds:
Equity	1	401	3	(29)	375
Fixed income	2	9,513	15	(2,383)	7,145
Other investments	2	3,510	—	—	3,510
Trust securities		$113,499	$10,938	$(14,042)	$110,395
Accrued investment income		$852			$852
Preneed funeral trust investments					$111,247
Market value as a percentage of cost					97.3%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at June 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$369	$(37)	$369	$(37)
Foreign debt	—	—	199	(10)	199	(10)
Corporate debt	3,633	(230)	1,880	(2,315)	5,513	(2,545)
Preferred stock	670	(2)	6,895	(1,609)	7,565	(1,611)
Total fixed income securities with an unrealized loss	$4,303	$(232)	$9,343	$(3,971)	$13,646	$(4,203)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income	$675	$577	$1,111	$1,063
Realized gains	846	703	10,626	1,943
Realized losses	(4,295)	(260)	(7,504)	(1,097)
Unrealized gains (losses), net	1,873	3,380	(3,975)	(7,205)
Expenses and taxes	(296)	(202)	(667)	(394)
Net change in deferred preneed funeral receipts held in trust	1,197	(4,198)	409	5,690
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Purchases	$(6,211)	$(2,687)	$(10,214)	$(8,750)
Sales	4,608	2,742	19,726	5,685
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	June 30, 2024	December 31, 2023
Cemetery perpetual care trust investments, at market value	$84,780	$85,331
Obligations due to (due from) trust	1,414	(980)
Care trusts’ corpus	$86,194	$84,351
The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at June 30, 2024 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$16,604	$—	$—	$16,604
Fixed income securities:
Foreign debt	2	7,473	1,191	(9)	8,655
Corporate debt	2	12,044	210	(2,520)	9,734
Preferred stock	2	9,977	405	(1,557)	8,825
Common stock	1	26,513	2,367	(2,727)	26,153
Limited partnership fund		2,960	330	—	3,290
Mutual funds:
Equity	1	762	54	(4)	812
Fixed income	2	12,019	76	(2,045)	10,050
Trust securities		$88,352	$4,633	$(8,862)	$84,123
Accrued investment income		$657			$657
Cemetery perpetual care investments					$84,780
Market value as a percentage of cost					95.2%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	10,739
Due in five to ten years	881
Thereafter	15,594
Total fixed income securities	$27,214
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
The following table summarizes our fixed income securities (excluding mutual funds) within our cemetery perpetual care trust investment in an unrealized loss position at June 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$—	$—	$175	$(9)	$175	$(9)
Corporate debt	3,196	(202)	1,969	(2,318)	5,165	(2,520)
Preferred stock	589	(2)	6,979	(1,555)	7,568	(1,557)
Total fixed income securities with an unrealized loss	$3,785	$(204)	$9,123	$(3,882)	$12,908	$(4,086)

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
Cemetery perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Realized gains	$113	$671	$1,419	$831
Realized losses	(663)	(293)	(1,089)	(470)
Unrealized gains (losses), net	1,840	1,746	(4,229)	(7,327)
Net change in care trusts’ corpus	(1,290)	(2,124)	3,899	6,966
Total	$—	$—	$—	$—
Cemetery perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income	$3,495	$2,881	$6,624	$6,078
Realized losses, net	(751)	(18)	(1,125)	(474)
Total	$2,744	$2,863	$5,499	$5,604
Purchases and sales of investments in the cemetery perpetual care trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Purchases	$(5,464)	$(2,310)	$(9,113)	$(6,711)
Sales	4,469	8,694	19,130	10,904
9.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	June 30, 2024	December 31, 2023
Preneed funeral trust funds, at cost	$22,757	$22,196
Less: allowance for contract cancellation	(683)	(666)
Receivables from preneed funeral trusts, net	$22,074	$21,530
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at June 30, 2024 and December 31, 2023. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

The composition of the preneed funeral trust funds at June 30, 2024 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,704	$6,704
Fixed income investments	12,886	12,886
Mutual funds and common stocks	3,163	2,897
Annuities	4	4
Total	$22,757	$22,491
The composition of the preneed funeral trust funds at December 31, 2023 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,547	$6,547
Fixed income investments	12,732	12,732
Mutual funds and common stocks	2,913	2,695
Annuities	4	4
Total	$22,196	$21,978
10.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	June 30, 2024	December 31, 2023
Tradenames	$28,713	$28,862
Capitalized commissions on preneed contracts, net of accumulated amortization of $4,199 and $3,788, respectively	4,869	4,678
Internal-use software, net of accumulated amortization of $612 and $444, respectively	4,057	2,422
Prepaid agreements not-to-compete, net of accumulated amortization of $3,309 and $3,158, respectively	1,154	1,335
Other	306	380
Intangible and other non-current assets, net	$39,099	$37,677
Tradenames
Our tradenames have indefinite lives and therefore are not amortized.
During the six months ended June 30, 2024, two of the funeral homes that we sold had a carrying value of tradenames of $0.2 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
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
Amortization expense was $0.2 million for both the three months ended June 30, 2024, and 2023 and $0.4 million for both the six months ended June 30, 2024 and 2023.
Internal-use Software
Internal-use software is amortized on a straight-line basis typically over three to five years. Amortization expense was $0.1 million for both the three months ended June 30, 2024 and 2023, and $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $0.1 million for both the three months ended June 30, 2024, and 2023 and $0.2 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.
The aggregate amortization expense for our capitalized commissions, internal-use software and prepaid agreements as of June 30, 2024 is as follows (in thousands):

	Capitalized Commissions	Internal-use Software	Prepaid Agreements
Years ending December 31,
Remainder of 2024	$447	$220	$230
2025	847	864	390
2026	780	854	262
2027	715	849	142
2028	633	708	78
Thereafter	1,447	562	52
Total amortization expense	$4,869	$4,057	$1,154
11.CREDIT FACILITY AND ACQUISITION DEBT
At June 30, 2024, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans. The final maturity of the Credit Facility will occur on May 13, 2026. See Note 18 to the Consolidated Financial Statements for more information on the Credit Facility.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, pay dividends and make other restricted payments, and certain financial maintenance covenants. At June 30, 2024, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.50 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at June 30, 2024.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Credit Facility	$155,000	$179,100
Debt issuance costs, net of accumulated amortization of $2,754 and $2,478, respectively	(1,030)	(1,306)
Total Credit Facility	$153,970	$177,794

Acquisition debt	$5,959	$5,998
Less: current portion	(571)	(537)
Total acquisition debt, net of current portion	$5,388	$5,461
At June 30, 2024, we had outstanding borrowings under the Credit Facility of $155.0 million. We also had one letter of credit for $2.6 million under the Credit Facility. The letter of credit will expire on November 25, 2024 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2024, we had $92.4 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Credit Facility interest expense	$3,523	$4,668	$7,439	$8,479
Credit Facility amortization of debt issuance costs	138	138	276	276
At June 30, 2024, our outstanding borrowings under our Credit Facility bore interest at a prime rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate, plus an applicable margin based on our leverage ratio. At June 30, 2024, the prime rate margin was equivalent to 2.125% and the BSBY rate margin was 3.125%. The weighted average interest rate on our Credit Facility was 8.7% and 8.6% for the three months ended June 30, 2024 and 2023, respectively, and 8.8% and 8.3% for the six months ended June 30, 2024 and 2023, respectively.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Acquisition debt imputed interest expense	$103	$71	$207	$142
12. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	June 30, 2024	December 31, 2023
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $1,575 and $1,309, respectively	(2,925)	(3,191)
Debt issuance costs, net of accumulated amortization of $449 and $373, respectively	(828)	(904)
Carrying value of the Senior Notes	$396,247	$395,905
At June 30, 2024, the fair value of the Senior Notes, which are Level 2 measurements, was $357.0 million.
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

The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Senior Notes interest expense	$4,250	$4,250	$8,500	$8,500
Senior Notes amortization of debt discount	134	128	266	255
Senior Notes amortization of debt issuance costs	38	37	76	73
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 59 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and six months ended June 30, 2024 and 2023 was 4.42% and 4.30%, respectively.
13.LEASES
Our lease obligations consist of operating and finance leases related to real estate, vehicles and equipment. The components of lease cost are as follows (in thousands):

		Three months ended June 30,		Six months ended June 30,
	Income Statement Classification	2024	2023	2024	2023
Operating lease cost	Facilities and grounds expense(1)	$999	$917	$1,977	$1,792
Short-term lease cost	Facilities and grounds expense(1)	76	92	94	186
Variable lease cost	Facilities and grounds expense(1)	88	56	192	114

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$126	$109	$252	$217
Interest on lease liabilities	Interest expense	122	103	247	208
Total finance lease cost		248	212	499	425
Total lease cost		$1,411	$1,277	$2,762	$2,517

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Six months ended June 30,
	2024	2023
Cash paid for operating leases included in operating activities	$2,149	$1,934
Cash paid for finance leases included in financing activities	546	447
Right-of-use assets obtained in exchange for new leases is as follows (in thousands):

	Six months ended June 30,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,023	$1,067
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$16,058	$16,295

Finance lease right-of-use assets	Property, plant and equipment, net	$7,870	$8,249
Accumulated depreciation	Property, plant and equipment, net	(3,288)	(3,059)
Finance lease right-of-use assets, net		$4,582	$5,190

Operating lease current liabilities	Current portion of operating lease obligations	$2,843	$2,713
Finance lease current liabilities	Current portion of finance lease obligations	510	592
Total current lease liabilities		$3,353	$3,305

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$15,263	$15,797
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	5,304	5,831
Total non-current lease liabilities		$20,567	$21,628

Total lease liabilities		$23,920	$24,933
The average lease terms and discount rates at June 30, 2024 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	7.5	8.1%
Finance leases	10.2	8.3%
The aggregate future lease payments for non-cancelable operating and finance leases at June 30, 2024 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2024	$2,158	$506
2025	4,006	964
2026	3,870	974
2027	3,627	974
2028	3,344	723
Thereafter	6,867	4,512
Total lease payments	23,872	8,653
Less: Interest	(5,766)	(2,839)
Present value of lease liabilities	$18,106	$5,814
At June 30, 2024, we had no significant operating or finance leases that had not yet commenced.
14.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	156,630	$3,834	142,020	$4,634
Returned for payroll taxes	39	$1	39	$1	16,354	$419	1,473	$50
Cancelled	—	$—	776	$27	26,240	$841	1,826	$61

(1)
Restricted stock granted during the six months ended June 30 2024 and 2023 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $24.48 and $32.63, respectively.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $0.6 million and $0.4 million, for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	370,590	$3,830	214,191	$2,506
Cancelled	193,048	$2,095	13,810	$152	487,776	$5,852	101,850	$1,334

(1)
Stock options granted during the six months ended June 30, 2024 and 2023 had a weighted average price of $24.48 and $32.69, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2024 and 2023 vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

The fair value of the options granted during the six months ended June 30, 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	February 21, 2024
Expected holding period (years)	6.00
Awards granted	370,590
Dividend yield	1.79%
Expected volatility	43.59%
Risk-free interest rate	4.31%
Black-Scholes value	$10.34
Additional stock option activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Cash	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	50,000	$1,271	17,300	N/A	50,000	$1,271	29,300	N/A
Returned for option price(2)	—	$—	12,652	$—	—	$—	22,797	$—
Returned for payroll taxes(3)	—	$—	736	$20	—	$—	1,465	$41

(1)
Stock options exercised during the three months ended June 30, 2024 and 2023 had a weighted average exercise price of $25.43 and $20.06 with an aggregate intrinsic value of $0.1 million and $0.2 million, respectively. Stock options exercised during the six months ended June 30, 2024 and 2023 had a weighted average exercise price of $25.43 and $22.26 with an aggregate intrinsic value of $0.1 million and $0.3 million, respectively.

(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $0.8 million and $0.7 million, for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Cancelled	—	$—	2,795	$27	80,276	$871	40,181	$1,012
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $0.5 million and $0.7 million, for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.7 million for six months ended June 30, 2024 and 2023, respectively.

Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
ESPP	15,270	$21.26	16,386	$24.28	31,566	$21.26	38,042	$24.28
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2024
Dividend yield	1.84%
Expected volatility	41.15%
Risk-free interest rate	5.46%, 5.24%, 5.02%, 4.80%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
Common Stock
Former Employee
Common stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	—	$—	30,000	$826
Returned for payroll taxes	—	$—	—	$—	—	$—	1,001	$28

(1)
During the six months ended June 30, 2023, we issued 30,000 shares of common stock to a former executive at a stock price of $27.54, in accordance with his Separation and Release agreement pertaining to his resignation from his position as the Company’s Executive Vice President, Chief Financial Officer & Treasurer effective January 2, 2023.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for common stock awards of $0.8 million, for the six months ended June 30, 2023.
Good To Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	31,470	$790	8,444	$276

(1)	Common stock granted during the six months ended June 30, 2024 and 2023 had a grant date stock price of $25.08 and $32.69, respectively.
Non-Employee Director and Board Advisor Compensation
On April 2, 2024, the Board of Directors (the “Board”) of the Company revised the Director Compensation Policy to provide that each independent director is entitled to a quarterly retainer of $37,500 payable in cash and/or unrestricted shares of our common stock at the end of each quarter. The chair of the Board, so long as he or she is an independent director, and the chair of our Audit Committee shall be entitled to an additional annual retainer of $20,000, payable in quarterly installments of $5,000 each at the end of each quarter, the chair of our Compensation Committee is entitled to an additional annual retainer of $15,000, payable in quarterly installments of $3,750 at the end of each quarter, and the chair of our Corporate Governance Committee is entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 at the end of each quarter.

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
On May 14, 2024, the Board elected Julie Sanders to serve as chair of the Board’s Corporate Governance Committee, effective on that date, which was a result of the previous announcement of Chad Fargason, the prior chair of the Corporate Governance Committee, being elected to serve as the Company’s Non-Executive Chairman of the Board, effective March 7, 2024.

Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	5,427	$146	1,077	$35	9,426	$254	4,595	$142
Advisor to the Board(1)	186	$5	153	$5	370	$10	316	$10

(1)
Common stock granted during the three months ended June 30, 2024 and 2023 had a weighted average price of $26.84 and $32.47, respectively, and $26.93 and $31.01 for the six months ended June 30, 2024 and 2023, respectively.

We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee directors and an advisor to our Board, of $0.2 million for both the three months ended June 30, 2024, and 2023 and $0.7 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
Share Repurchase
We did not repurchase any shares during the three and six months ended June 30, 2024 and 2023. At June 30, 2024, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
June 1st	$0.1125	$1,704

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$6,259	$8,286	$13,232	$17,130
Less: Earnings allocated to unvested restricted stock	(93)	(79)	(194)	(150)
Income attributable to common stockholders	$6,166	$8,207	$13,038	$16,980

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	14,965	14,793	14,920	14,776
Effect of dilutive securities:
Stock options	22	50	20	74
Performance awards	416	611	416	611
Denominator for diluted earnings per common share – weighted average shares outstanding	15,403	15,454	15,356	15,461

Basic earnings per common share:	$0.41	$0.55	$0.87	$1.14
Diluted earnings per common share:	$0.40	$0.53	$0.85	$1.10
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Antidilutive stock options	1,433	1,236	1,456	1,183
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At June 30, 2024, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended June 30, 2024
	Funeral	Cemetery	Total
Services	$39,589	$4,844	$44,433
Merchandise	19,664	4,483	24,147
Cemetery property	—	25,443	25,443
Other revenue	4,342	3,953	8,295
Total	$63,595	$38,723	$102,318

Three months ended June 30, 2023
	Funeral	Cemetery	Total
Services	$39,799	$4,723	$44,522
Merchandise	21,211	4,244	25,455
Cemetery property	—	20,175	20,175
Other revenue	3,495	4,031	7,526
Total	$64,505	$33,173	$97,678

Six months ended June 30, 2024
	Funeral	Cemetery	Total
Services	$84,396	$9,736	$94,132
Merchandise	42,323	8,623	50,946
Cemetery property	—	44,146	44,146
Other revenue	8,707	7,880	16,587
Total	$135,426	$70,385	$205,811

Six months ended June 30, 2023
	Funeral	Cemetery	Total
Services	$83,401	$9,328	$92,729
Merchandise	44,180	8,178	52,358
Cemetery property	—	33,283	33,283
Other revenue	7,009	7,813	14,822
Total	$134,590	$58,602	$193,192
The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended June 30, 2024	$20,759	$16,203	$(18,593)	$18,369
Three months ended June 30, 2023	17,898	13,039	(10,199)	20,738

Six months ended June 30, 2024	$43,833	$28,845	$(34,832)	$37,846
Six months ended June 30, 2023	40,091	21,651	(20,370)	41,372

Income (loss) before income taxes:
Three months ended June 30, 2024	$21,024	$16,303	$(26,868)	$10,459
Three months ended June 30, 2023	18,112	13,183	(19,593)	11,702

Six months ended June 30, 2024	$43,892	$29,013	$(51,724)	$21,181
Six months ended June 30, 2023	40,446	21,854	(38,252)	24,048

Total assets:
June 30, 2024	$787,166	$463,205	$18,895	$1,269,266
December 31, 2023	802,368	448,018	17,666	1,268,052

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	June 30, 2024	December 31, 2023
Prepaid and other current assets:
Prepaid expenses	$3,135	$3,779
Federal income tax receivable	316	454
State income tax receivable	378	421
Other current assets	136	137
Total prepaid and other current assets	$3,965	$4,791

Current portion of debt and lease obligations:
Acquisition debt	$571	$537
Finance lease obligations	510	592
Operating lease obligations	2,843	2,713
Total current portion of debt and lease obligations	$3,924	$3,842

Accrued and other liabilities:
Incentive compensation	$7,075	$13,156
Salaries and wages	5,226	2,285
Vacation	3,702	3,647
Unrecognized tax benefit	3,427	3,382
Insurance	3,186	3,017
Interest	2,362	2,409
Ad valorem and franchise taxes	1,785	2,395
Commissions	1,195	1,144
Employee meetings and award trips	870	1,185
Perpetual care trust payable	361	1,358
Other accrued liabilities	1,466	1,384
Total accrued and other liabilities	$30,655	$35,362

Other long-term liabilities:
Incentive compensation	$1,162	$1,855
Other long-term liabilities	695	—
Total other long-term liabilities	$1,857	$1,855
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2024	2023
Cash paid for interest	$16,258	$17,056
Cash paid for taxes	9,200	7,329
18. SUBSEQUENT EVENTS
Credit Facility Amendment
On July 31, 2024, the Company entered into a fourth amendment, (the “Credit Facility Amendment”), to our Credit Facility, with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Facility Amendment provided, among other things, for (i) the extension of the maturity date of the Credit Facility to July 31, 2029, provided that, if the Senior Notes (as defined in the Credit Facility) have a stated maturity date that is prior to July 31, 2029, then the maturity date shall instead be the date that is 91 days prior to the stated maturity date of the Senior Notes; (ii) the establishment of Term Secured Overnight Financing Rate (“SOFR”) as a benchmark rate and the removal of BSBY from the Credit Facility, including conforming revisions to certain defined terms under the Credit Facility; (iii) the conversion of each existing BSBY Rate Loan (as defined in the Credit Facility prior to giving effect to the Credit Facility Amendment) to a Term SOFR Loan (as defined in the Credit Facility); (iv) modifications to the definitions of “Applicable Rate” and “Applicable Fee

Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (v) the removal of certain mandatory prepayments arising from the issuance of either Equity Interests or Debt (as both are defined by the Credit Facility); and (vi) modifications to the permitted investments covenant, relating to the Company’s ability to make certain acquisitions, subject to the satisfaction of certain conditions therein.
As of the effective date of the Credit Facility, as amended, and through and including the date the Company’s compliance certificate is delivered for the fiscal quarter ending June 30, 2024, interest accrues on amounts outstanding under the Credit Facility based on Pricing Level 4 set forth below, and thereafter based on the Company’s Total Leverage Ratio (as defined in the Credit Facility), in accordance with the following pricing grid:

Applicable Rate
Pricing Level	Total Leverage Ratio	Term SOFR / Letter of Credit Fees	Base Rate
1	< 3.00:1.00	1.625%	0.625%
2	< 3.50:1.00 but ≥ 3.00:1.00	1.875%	0.875%
3	< 4.25:1.00 but ≥ 3.50:1.00	2.125%	1.125%
4	≥ 4.25:1.00	2.500%	1.500%
Immediately after giving effect to the amended Credit Facility on July 31, 2024, the Company had borrowings of approximately $151.0 million in principal amount outstanding and had approximately $96.4 million available for additional borrowing under the Credit Facility after giving effect to approximately $2.6 million of outstanding letters of credit.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
We operate in two business segments: Funeral Home operations, which currently accounts for approximately 65% of our total revenue, and Cemetery operations, which currently accounts for approximately 35% of our total revenue. At June 30, 2024, we operated 164 funeral homes in 26 states and 31 cemeteries in 11 states. We compete with other publicly held, privately held and independent operators of funeral and cemetery companies.
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
COMPANY DEVELOPMENTS
Board of Directors and Leadership Changes
On April 2, 2024, the Board of Directors (the “Board”) of the Company revised the Director Compensation Policy to provide that each independent director is entitled to a quarterly retainer of $37,500 payable in cash and/or unrestricted shares of our common stock at the end of each quarter. The chair of the Board, so long as he or she is an independent director, and the chair of our Audit Committee shall be entitled to an additional annual retainer of $20,000, the chair of our Compensation Committee is entitled to an additional annual retainer of $15,000, and the chair of our Corporate Governance Committee is entitled to an additional annual retainer of $10,000, which are payable in quarterly installments at the end of each quarter.
On May 14, 2024, the Board elected Julie Sanders to serve as chair of the Board’s Corporate Governance Committee, effective on that date, which was a result of the previous announcement of Chad Fargason, the prior chair of the Corporate Governance Committee, being elected to serve as the Company’s Non-Executive Chairman of the Board, effective March 7, 2024.
On June 6, 2024, L. Kian Granmayeh informed the Company that he would resign from his position as Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) effective July 1, 2024 and will serve as a consultant for the Company for six months thereafter. Mr. Granmayeh’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices, including any matters concerning the Company’s controls or any financial or accounting-related matters or disclosures.
In connection with Mr. Granmayeh’s resignation, the Company’s Board appointed Kathryn Shanley, the Company’s Chief Accounting Officer (Principal Accounting Officer) as the Company’s interim Principal Financial Officer, effective June 6, 2024, until a permanent replacement is identified. No new compensatory arrangements were entered into with Ms. Shanley in connection with her appointment as the Company’s interim Principal Financial Officer.
Contingent Liability
During the three and six months ended June 30, 2024, we recorded a $5.0 million contingent liability to reflect our agreement to pay our financial advisor in connection with the review of strategic alternatives.
Inflationary and Macroeconomic Trends
During the second quarter of 2024, we continued to experience a stabilization of inflationary costs from our vendors and suppliers for merchandise and goods, particularly as it relates to utilities, funeral supplies and merchandise costs, with costs remaining flat when compared to the same period during 2023. Although we continue to experience higher variable interest rates under our Credit Facility, we anticipate lower borrowing costs as we continue prioritizing paying down our outstanding debt throughout the year. While we are encouraged by the stabilization of inflationary costs that we have experienced thus far in 2024, we are unable to forecast with any certainty whether inflationary costs will continue to moderate in future periods, as the ultimate scope and duration of these impacts remain unknown at this time. More broadly, the U.S. economy continues to experience the impact of several years of higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although we expect these trends to continue throughout the year, we will assess these impacts and take the appropriate steps, if necessary, to mitigate any changes in consumer preferences or additional cost increases, if possible.
During the second quarter of 2024, we continued to experience lower volumes as compared to prior years due to fluctuations in the death rate, although overall financial performance remains at or above prior reporting periods. Although we expect fluctuations in the death rate to continue, we are unable to predict or forecast the duration or variation of the death rate with any certainty. Regardless of these fluctuations in the death rate, we continue to focus on expanding market share, cost management and executing on our strategic operational plans.
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
Our plan is to remain focused on executing our strategic objectives and growth strategy. This includes prioritizing our capital allocation for debt repayments, the payment of dividends and debt obligations and internal growth capital expenditures, which we expect to fund using cash on hand and borrowings under our Credit Facility, along with general corporate purposes, as allowed under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.
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

Cash Flows
Our cash balance has remained consistent throughout the year as we began the year and ended the second quarter with $1.5 million in cash. At June 30, 2024, we had borrowings of $155.0 million outstanding on our Credit Facility compared to $179.1 million at December 31, 2023.
The following table sets forth the elements of cash flow (in thousands):

	Six months ended June 30,
	2024	2023
Cash at beginning of the year	$1,523	$1,170

Net cash provided by operating activities	21,860	39,187

Acquisitions of businesses	—	(44,000)
Proceeds from divestitures and sale of other assets	11,174	1,973
Proceeds from insurance claims	314	1,092
Capital expenditures	(7,096)	(8,960)
Net cash provided by (used in) investing activities	4,392	(49,895)

Net (payments) borrowings on our Credit Facility, acquisition debt and finance lease obligations	(24,405)	13,044
Net proceeds from employee equity plans	1,523	804
Dividends paid on common stock	(3,390)	(3,340)
Net cash (used in) provided by financing activities	(26,272)	10,508

Cash at end of the period	$1,503	$970
Operating Activities
For the six months ended June 30, 2024, cash provided by operating activities was $21.9 million compared to $39.2 million for the six months ended June 30, 2023. The decrease of $17.3 million is primarily due to the following non-recurring events, which occurred during the first six months of 2023: i) an $8.6 million withdrawal of realized capital gains and earnings from our preneed funeral and cemetery trust investments; and ii) receipt of a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future.
Investing Activities
Our investing activities resulted in a net cash inflow of $4.4 million for the six months ended June 30, 2024 compared to a net cash outflow of $49.9 million for the six months ended June 30, 2023, an increase of $54.3 million.
Acquisition and Divestiture Activity
During the six months ended June 30, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million. Additionally, we sold real property for $0.3 million.
During the six months ended June 30, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business for $44.0 million. In addition, we sold one funeral home and two cemeteries for $0.8 million and real property for $1.2 million.
Insurance Proceeds
During the six months ended June 30, 2024, we received proceeds of $0.3 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022.
During the six months ended June 30, 2023, we received proceeds of $1.1 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022 and a fire that occurred during the first quarter of 2023.
Capital Expenditures
For the six months ended June 30, 2024, our capital expenditures (comprised of growth and maintenance spend) totaled $7.1 million compared to $9.0 million for the six months ended June 30, 2023, a decrease of $1.9 million.

The following tables present our growth and maintenance capital expenditures (in thousands):

	Six months ended June 30,
	2024	2023
Growth
Cemetery development	$3,639	$3,505
Renovations at certain businesses (1)	755	1,623
Other	38	109
Total Growth	$4,432	$5,237

(1)	During the six months ended June 30, 2023, we spent $0.5 million for renovations on two businesses that were affected by Hurricane Ian, which occurred during the third quarter of 2022 and $0.3 million for renovations on one business that was damaged by a fire, which occurred during the first quarter of 2023, all of which was reimbursed by our property insurance.

	Six months ended June 30,
	2024	2023
Maintenance
General equipment and furniture	$1,187	$2,260
Facility repairs and improvements	912	249
Vehicles	137	443
Paving roads and parking lots	159	330
Other	269	441
Total Maintenance	$2,664	$3,723
Financing Activities
Our financing activities resulted in a net cash outflow of $26.3 million for the six months ended June 30, 2024 compared to a net cash inflow of $10.5 million for the six months ended June 30, 2023, a decrease of $36.8 million.
During the six months ended June 30, 2024, we had net payments on our Credit Facility, acquisition debt and finance leases of $24.4 million and paid dividends of $3.4 million.
During the six months ended June 30, 2023, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $13.0 million, offset by $3.3 million of dividends paid.
Share Repurchase
We did not repurchase any shares during the six months ended June 30, 2024 and 2023. At June 30, 2024, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
June 1st	$0.1125	$1,704

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679

Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at June 30, 2024 is as follows (in thousands):

June 30, 2024
Credit Facility	$155,000
Operating leases	18,106
Finance leases	5,814
Acquisition debt	5,959
Total	$184,879
Credit Facility
At June 30, 2024, our senior secured revolving credit facility (the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
On July 31, 2024, we entered into a fourth amendment (the “Credit Facility Amendment”) to the Credit Facility. See Note 18 – Subsequent Events for more information on the Credit Facility Amendment. As amended by the Credit Facility Amendment, the final maturity of the Credit Facility will occur on July 31, 2029, provided, that if the Senior Notes (as defined in the Credit Facility) have a stated maturity prior to July 31, 2029, then the maturity date will instead be the date that is 91 days prior to the stated maturity date.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, pay dividends and make other restricted payments, and certain financial maintenance covenants. At June 30, 2024, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.50 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at June 30, 2024.
At June 30, 2024, we had outstanding borrowings under the Credit Facility of $155.0 million. We also had one letter of credit for $2.6 million under the Credit Facility. The letter of credit will expire on November 25, 2024 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2024, we had $92.4 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Credit Facility interest expense	$3,523	$4,668	$7,439	$8,479
Credit Facility amortization of debt issuance costs	138	138	276	276
Prior to our entry into the Credit Facility Amendment, outstanding borrowings under our Credit Facility bore interest at a prime rate or the Bloomberg Short-Term Bank Yield Index (“BSBY”) rate, plus an applicable margin based on our leverage ratio. At June 30, 2024, the prime rate margin was equivalent to 2.125% and the BSBY rate margin was 3.125%. The weighted average interest rate on our Credit Facility was 8.7% and 8.6% for the three months ended June 30, 2024 and 2023, respectively, and 8.8% and 8.3% for the six months ended June 30, 2024 and 2023, respectively. The Credit Facility Amendment provided, among other things, for the establishment of the Term Secured Overnight Financing Rate (“SOFR”) as a benchmark rate and the removal of BSBY from the Credit Facility.
The interest payments on our remaining borrowings under the Credit Facility will be determined based on the average outstanding balance of our borrowings and the prevailing interest rate during that time.

Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. In addition, we lease certain other funeral homes, vehicles and equipment under finance leases with original terms ranging from three and a half to forty years. At June 30, 2024, operating and finance lease obligations were $34.3 million, with $5.5 million payable within 12 months.
The components of lease cost are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$999	$917	$1,977	$1,792
Short-term lease cost	76	92	94	186
Variable lease cost	88	56	192	114

Finance lease cost:
Depreciation of leased assets	$126	$109	$252	$217
Interest on lease liabilities	122	103	247	208
Total finance lease cost	248	212	499	425
Total lease cost	$1,411	$1,277	$2,762	$2,517
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities range from nine to twenty years. At June 30, 2024, acquisition debt obligations were $9.0 million, with $0.9 million payable within 12 months.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Acquisition debt imputed interest expense	$103	$71	$207	$142
Senior Notes
At June 30, 2024, the principal amount of our 4.25% senior notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 59 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and six months ended June 30, 2024 and 2023 was 4.42% and 4.30%, respectively.
At June 30, 2024, the fair value of the Senior Notes, which are Level 2 measurements, was $357.0 million.

The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Senior Notes interest expense	$4,250	$4,250	$8,500	$8,500
Senior Notes amortization of debt discount	134	128	266	255
Senior Notes amortization of debt issuance costs	38	37	76	73
At June 30, 2024, our future interest payments on our outstanding balance were $85.0 million, with $17.0 million payable within 12 months.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue	$102,318	$97,678	$205,811	$193,192
Funeral contracts	10,679	11,431	22,770	23,846
Average revenue per funeral contract	$5,711	$5,492	$5,735	$5,510
Preneed interment rights (property) sold	4,179	3,391	7,616	5,895
Average price per preneed interment right sold	$5,908	$5,237	$5,430	$4,922
Gross profit	$36,993	$31,202	$74,255	$62,257
Net income	$6,259	$8,286	$13,232	$17,130
Revenue for the three months ended June 30, 2024 increased $4.6 million compared to the three months ended June 30, 2023. We experienced a 23.2% increase in the number of preneed interment rights (property) sold and a 12.8% increase in the average price per interment right sold. Additionally, we experienced a 6.6% decrease in funeral contract volume, which was partially offset by a 4.0% increase in the average revenue per funeral contract. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic goals. Furthermore, despite the funeral contract volume decline due to the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy.
Gross profit for the three months ended June 30, 2024 increased $5.8 million compared to the three months ended June 30, 2023, primarily due to the increase in revenue from our cemetery segment, as well as increases in gross profit margins from both segments, as we continue to successfully execute on our cost management initiatives.
Net income for the three months ended June 30, 2024 decreased $2.0 million compared to the three months ended June 30, 2023. We experienced a $5.8 million increase in gross profit and a $1.1 million decrease in interest expense, which was more than offset by an $8.4 million increase in general, administrative and other expenses, primarily composed of one-time costs related to executive severance payments and our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives.
Revenue for the six months ended June 30, 2024 increased $12.6 million compared to the six months ended June 30, 2023. We experienced a 29.2% increase in the number of preneed interment rights (property) sold and a 10.3% increase in the average price per interment right sold. Additionally, we experienced a 4.5% decrease in funeral contract volume, which was partially offset by a 4.0% increase in the average revenue per funeral contract. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic goals. Furthermore, despite the funeral contract volume decline due to the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy.
Gross profit for the six months ended June 30, 2024 increased $12.0 million compared to the six months ended June 30, 2023, primarily due to the increase in revenue from our cemetery segment, as well as increases in gross profit margins from both segments, as we continue to successfully execute on our cost management initiatives.
Net income for the six months ended June 30, 2024 decreased $3.9 million compared to the six months ended June 30, 2023. We experienced a $12.0 million increase in gross profit, which was more than offset by a $14.5 million increase in general, administrative and other expenses, primarily composed of one-time costs related to executive severance payments and our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives, as well as a $1.4 million increase in loss on divestitures.

Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended June 30, 2024 issued on July 31, 2024, and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Gross profit	$36,993	$31,202	$74,255	$62,257

Cemetery property amortization	2,560	1,892	4,316	3,093
Field depreciation expense	3,405	3,555	6,872	6,912
Regional and unallocated funeral and cemetery costs	4,245	4,131	8,087	9,568
Adjusted operating profit(1)	$47,203	$40,780	$93,530	$81,830

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Funeral Home	$26,267	$23,947	$56,869	$52,913
Cemetery	20,936	16,833	36,661	28,917
Adjusted operating profit	$47,203	$40,780	$93,530	$81,830

Adjusted operating profit margin(1)	46.1%	41.7%	45.4%	42.4%

(1)	Adjusted operating profit margin is defined as operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “– Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023.
The term “operating” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the funeral home segment refers to six funeral homes we sold and one funeral home we merged with another business we own in an existing market during the six months ended June 30, 2024, and one funeral home we sold and one funeral home we merged with another business we own in an existing market during the six months ended June 30, 2023.
The term “divested” when discussed in the cemetery segment refers to one cemetery we sold during the six months ended June 30, 2024, and two cemeteries we sold during the six months ended June 30, 2023.
The term “ancillary” in the funeral home segment represents our flower shop, monument business, pet cremation business and online cremation businesses.
Cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs, are not included in adjusted operating profit, a non-GAAP financial measure. Adding back these items will result in gross profit, a GAAP financial measure.
Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended June 30,
	2024	2023
Revenue:
Operating	$59,225	$59,733
Divested	28	1,277
Ancillary	1,082	1,232
Other	3,260	2,263
Total	$63,595	$64,505

Adjusted operating profit (loss):
Operating	$23,366	$21,551
Divested	(64)	369
Ancillary	193	73
Other	2,772	1,954
Total	$26,267	$23,947

The following operating measures reflect the significant metrics over this comparative period:

Contract volume	10,679	11,431
Average revenue per contract, excluding preneed funeral trust earnings	$5,549	$5,337
Average revenue per contract, including preneed funeral trust earnings	$5,711	$5,492
Cremation rate	59.7%	58.3%
Funeral home operating revenue decreased $0.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in operating revenue is primarily driven by a 6.6% decrease in contract volume, offset by a 4.0% increase in the average revenue per contract excluding preneed interest. Despite the funeral contract volume decline due to the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy.
Funeral home adjusted operating profit for the three months ended June 30, 2024 increased $1.8 million when compared to the same period in 2023, primarily due to a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 340 basis points to 39.5%. Operating expenses as a percentage of revenue decreased 3.4%, with the largest decreases in salaries and benefits expenses of 1.8%, other expenses of 0.6% related to a legal settlement we received in the second quarter, other funeral costs of 0.4% and promotional expenses of 0.3%, which reflects the continued progress we have made successfully executing on our cost management initiatives this quarter.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses, decreased $0.2 million, while ancillary adjusted operating profit increased $0.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in ancillary revenue is primarily due to a decision to cease the operations of a cremation business at our Bakersfield, CA business, which did not contribute materially to adjusted operating profit.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $1.0 million and $0.8 million, respectively, for the three months ended June 30, 2024, compared to the same period in 2023. These increases are primarily due to our continued focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023. As a result, we have experienced a 5.4% increase in preneed insurance contracts sold during the second quarter of 2024, compared to the same period in 2023.
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Six months ended June 30,
	2024	2023
Revenue:
Operating	$125,803	$125,140
Divested	916	2,441
Ancillary	2,329	2,289
Other	6,378	4,720
Total	$135,426	$134,590

Adjusted operating profit:
Operating	$50,893	$47,878
Divested	35	644
Ancillary	366	219
Other	5,575	4,172
Total	$56,869	$52,913

The following operating measures reflect the significant metrics over this comparative period:

Contract volume	22,770	23,846
Average revenue per contract, excluding preneed funeral trust earnings	$5,565	$5,350
Average revenue per contract, including preneed funeral trust earnings	$5,735	$5,510
Cremation rate	59.3%	58.7%
Funeral home operating revenue increased $0.7 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in operating revenue is primarily driven by a 4.0% increase in the average revenue per contract excluding preneed interest, which was partially offset by a 4.5% decrease in contract volume. Despite the funeral contract volume decline due to the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy, which was the primary driver in funeral revenue growth this year.
Funeral home adjusted operating profit for the six months ended June 30, 2024 increased $3.0 million when compared to the same period in 2023, primarily due to the increase in operating revenue, as well as a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 220 basis points to 40.5%. Operating expenses as a percentage of revenue decreased 2.2%, with the largest decreases in salaries and benefits expenses of 1.2%, other expenses of 0.2% related to a legal settlement we received in the second quarter, other funeral costs of 0.2% and promotional expenses of 0.2%, which reflects the continued progress we have made successfully executing on our cost management initiatives this year.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses remained flat, while ancillary adjusted operating profit increased $0.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The lack of growth in ancillary revenue is primarily due to a decision to cease the operations of a cremation business at our Bakersfield, CA business, which did not contribute materially to adjusted operating profit.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $1.7 million and $1.4 million, respectively, for the six months ended June 30, 2024, compared to the same period in 2023. These increases are primarily due to our continued focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023. As a result, we have experienced an 8.7% increase in preneed insurance contracts sold during the six months ended June 30, 2024, compared to the same period in 2023.
Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended June 30,
	2024	2023
Revenue:
Operating	$34,770	$28,833
Divested	—	309
Other	3,953	4,031
Total	$38,723	$33,173

Adjusted operating profit:
Operating	$17,065	$12,871
Divested	3	67
Other	3,868	3,895
Total	$20,936	$16,833

The following operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	72.0%	67.0%
Preneed revenue (in thousands)	$24,951	$19,385
Atneed revenue (in thousands)	$9,819	$9,757
Number of preneed interment rights sold	4,179	3,391
Average price per interment right sold	$5,908	$5,237
Cemetery operating revenue increased $5.9 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, as we experienced a 23.2% increase in the number of preneed interment rights (property) sold and a 12.8% increase in the average price per interment right sold. Cemetery atneed revenue, which represents 28.0% of our total operating revenue, increased $0.1 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in delivered merchandise and services across our cemetery portfolio. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic objectives.
Cemetery adjusted operating profit increased $4.2 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to the increase in operating revenue, as well as a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 450 basis points to 49.1%. Operating expenses as a percentage of revenue decreased 4.7%, with the largest decreases in salaries and benefits expenses of 3.9%, allowance for credit losses of 0.4% and general and administrative costs of 0.4%, which reflects the continued progress we have made successfully executing on our cost management initiatives this quarter.
Other revenue and other adjusted operating profit consist of preneed cemetery trust revenue and preneed cemetery finance charges. Other revenue decreased $0.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, while other adjusted operating profit remained flat.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Six months ended June 30,
	2024	2023
Revenue:
Operating	$62,351	$50,150
Divested	154	639
Other	7,880	7,813
Total	$70,385	$58,602

Adjusted operating profit (loss):
Operating	$29,017	$21,183
Divested	(32)	160
Other	7,676	7,574
Total	$36,661	$28,917

The following operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	69.0%	63.0%
Preneed revenue (in thousands)	$42,944	$31,848
Atneed revenue (in thousands)	$19,561	$18,941
Number of preneed interment rights sold	7,616	5,895
Average price per interment right sold	$5,430	$4,922
Cemetery operating revenue increased $12.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, as we experienced a 29.2% increase in the number of preneed interment rights (property) sold and a 10.3% increase in the average price per interment right sold. Cemetery atneed revenue, which represents 31.0% of our total operating revenue, increased $0.6 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase in delivered merchandise and services across our cemetery portfolio. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic objectives.
Cemetery adjusted operating profit increased $7.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to the increase in operating revenue, as well as a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 430 basis points to 46.5%. Operating expenses as a percentage of revenue decreased 4.3%, with the largest decreases in salaries and benefits expenses of 3.4%, merchandise costs of 0.6%, and facilities and grounds expenses of 0.4%, which reflects the continued progress we have made successfully executing on our cost management initiatives this quarter.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, both increased $0.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in finance charge revenue related to the increase in cemetery sales during the current year.
Cemetery property amortization. Cemetery property amortization totaled $2.6 million and $4.3 million for the three and six months ended June 30, 2024, respectively, an increase of $0.7 million and $1.2 million compared to the same periods in 2023, primarily driven by the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.4 million and $6.9 million for the three and six months ended June 30, 2024, respectively, a decrease of $0.2 million compared to the same quarter in the prior year, while the expense compared to the year-to-date period in the prior year remained flat, both were primarily driven by our business decision in 2023 to lease vehicles rather than purchase them.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $4.2 million for the three months ended June 30, 2024, an increase of $0.1 million compared to the same period in 2023.

Regional and unallocated funeral and cemetery costs totaled $8.1 million for the six months ended June 30, 2024, a decrease of $1.5 million compared to the same period in 2023, primarily driven by a $1.0 million decrease in incentive compensation costs and a $0.5 million decrease in incentive award trip costs.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $18.6 million for the three months ended June 30, 2024, an increase of $8.4 million compared to the same period in 2023, primarily driven by the following: i) a $5.0 million increase related to our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives; ii) a $1.3 million expected increase in other professional fees primarily related to the development of our digital transformation project; iii) an $0.8 million increase in separation and severance expenses related to our former Chief Financial Officer pursuant to his Separation and Release Agreement dated June 6, 2024; iv) a $0.6 million increase in incentive and stock compensation; v) a $0.3 million increase related to consulting fees paid to our former Executive Chairman of the Board pursuant to his Transition Agreement; and vi) a $0.4 million increase in all other expenses.
General, administrative and other expenses totaled $34.8 million for the six months ended June 30, 2024, an increase of $14.5 million compared to the same period in 2023, primarily driven by the following: i) a $6.2 million increase primarily related to our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives; ii) a $5.7 million increase in salary and benefits expenses and cash and equity incentive compensation costs, primarily driven by the termination expense recorded during the first quarter of 2024 for our former Executive Chairman of the Board pursuant to his Transition Agreement effective February 22, 2024 and termination expense for our former Chief Financial Officer pursuant to his Separation and Release Agreement dated June 6, 2024 recorded in the second quarter of 2024; iii) a $2.0 million expected increase in other professional fees primarily related to the development of our digital transformation project; iv) a $0.2 million increase related to consulting fees paid to our former Executive Chairman of the Board pursuant to his Transition Agreement; and v) a $0.4 million increase in all other expenses.
Net loss on divestitures, disposals and impairments charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss on divestitures	$8	$—	$1,509	$82
Impairment related to assets held for sale	—	243	—	243
Net loss on disposals of fixed assets	15	22	59	181
Total	$23	$265	$1,568	$506
During the six months ended June 30, 2024, we sold six funeral homes and one cemetery for an aggregate loss of $1.5 million.
During the six months ended June 30, 2023, we sold one funeral home and two cemeteries for an aggregate loss of $0.1 million. We also recognized an impairment of $0.2 million related to property, plant and equipment for assets held for sale.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Senior Notes	$4,422	$4,414	$8,842	$8,827
Credit Facility	3,662	4,806	7,715	8,755
Finance leases	122	103	247	209
Acquisition debt	103	71	207	142
Other	15	2	25	2
Total	$8,324	$9,396	$17,036	$17,935
Net (gain) loss on property damage, net of insurance claims. During the three and six months ended June 30, 2024, we recorded a $0.4 million gain, net of insurance proceeds, for damages from Hurricane Ian, which occurred during the third quarter of 2022. During the three and six months ended June 30, 2023, we recorded a $0.2 million gain and $36,000 loss, respectively, net of insurance proceeds, for property damaged by a fire that occurred during first quarter of 2023.
Other, net. During the three and six months ended June 30, 2023, we recorded a $0.1 million gain and a $0.6 million gain, respectively, on the sale of other real estate not used in business operations.

Income taxes. Income tax expense totaled $4.2 million for the three months ended June 30, 2024, an increase of $0.8 million compared to the same period in 2023, primarily driven by an increase in tax expense on discrete items related to equity. Our operating tax rate before discrete items was 33.6% and 28.0% for the three months ended June 30, 2024 and 2023, respectively.
Income tax expense totaled $7.9 million for the six months ended June 30, 2024, an increase of $1.0 million compared to the same period in 2023, primarily driven by an increase in tax expense on discrete items related to equity. Our operating tax rate before discrete items was 33.2% and 28.5% for the six months ended June 30, 2024 and 2023, respectively.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at June 30, 2024 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at June 30, 2024 are presented in Part 1, Item 1, Financial Statements, Note

8 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 0.88% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At June 30, 2024, we had outstanding borrowings under the Credit Facility of $155.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. Prior to our entry into the Credit Facility Amendment, we had the option to pay interest under the Credit Facility at either prime rate or the BSBY rate plus an applicable margin based on our leverage ratio. Pursuant to our Credit Facility, as amended, we have the option to pay interest under the Credit Facility at either prime rate or the Term SOFR rate plus an applicable margin based on our leverage ratio. At June 30, 2024, the prime rate margin was equivalent to 2.125% and the BSBY rate margin was 3.125%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.6 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At June 30, 2024, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $396.2 million and the fair value of the Senior Notes was $357.0 million based on the last traded or broker quoted price, reported by Financial Industry Regulatory Authority. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.
Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at June 30, 2024 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(2)

April 1, 2024 - April 30, 2024	39	$23.74	—	$48,898,769
May 1, 2024 - May 31, 2024	—	$—	—	$48,898,769
June 1, 2024 - June 30, 2024	—	$—	—	$48,898,769
Total for quarter ended June 30, 2024	39		—

(1)	Represents shares surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards.
(2)	See Part I, Item 1, Financial Statements, Note 14 for additional information on our publicly announced share repurchase program.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2024, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K.
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

CARRIAGE SERVICES, INC.
Date:	August 2, 2024	/s/ Kathryn Shanley
Kathryn Shanley
Chief Accounting Officer
(Principal Accounting Officer & Interim Principal Financial Officer)

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

10.1
Second Amendment to Employment Agreement dated April 29, 2024, by and between the Company and Paul D. Elliott. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2024. †

10.2
Second Amendment to Employment Agreement dated April 30, 2024, by and between the Company and L. Kian Granmayeh. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2024. †

10.3
Third Amendment to Employment Agreement dated April 30, 2024, by and between the Company and Paul D. Elliott. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 1, 2024. †

10.4
Release and Separation Agreement, dated June 6, 2024, by and between the Company and L. Kian Granmayeh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024 †

*10.5	Director Compensation Policy dated effective April 2, 2024.

*31.1	Certification of Periodic Financial Reports by Carlos R. Quezada in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by Kathryn Shanley in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Carlos R. Quezada and Kathryn Shanley in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.