Form 10-Q
period 2024-09-30
CARRIAGE SERVICES INC
filed 2024-11-01
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 25, 2024 was 15,223,104.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(unaudited and in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,260	$1,523
Accounts receivable, net	30,913	27,060
Inventories	8,230	8,347
Prepaid and other current assets	3,198	4,791
Total current assets	43,601	41,721
Preneed cemetery trust investments	102,391	96,374
Preneed funeral trust investments	108,956	107,842
Preneed cemetery receivables, net	50,049	35,575
Receivables from preneed funeral trusts, net	22,315	21,530
Property, plant and equipment, net	279,534	287,484
Cemetery property, net	113,091	114,580
Goodwill	414,859	423,643
Intangible and other non-current assets, net	39,175	37,677
Operating lease right-of-use assets	15,522	16,295
Cemetery perpetual care trust investments	85,925	85,331
Total assets	$1,275,418	$1,268,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,015	$3,842
Accounts payable	15,054	11,866
Accrued and other liabilities	41,101	35,362
Total current liabilities	60,170	51,070
Acquisition debt, net of current portion	5,350	5,461
Credit facility	138,293	177,794
Senior notes	396,421	395,905
Obligations under finance leases, net of current portion	6,107	5,831
Obligations under operating leases, net of current portion	14,660	15,797
Deferred preneed cemetery revenue	65,467	61,048
Deferred preneed funeral revenue	40,776	39,537
Deferred tax liability	50,289	52,127
Other long-term liabilities	1,391	1,855
Deferred preneed cemetery receipts held in trust	102,391	96,374
Deferred preneed funeral receipts held in trust	108,956	107,842
Care trusts’ corpus	87,018	84,351
Total liabilities	1,077,289	1,094,992
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,850,922 and 26,627,319 shares issued, respectively and 15,223,104 and 14,999,501 shares outstanding, respectively	269	266
Additional paid-in capital	243,259	241,291
Retained earnings	233,354	210,256
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	198,129	173,060
Total liabilities and stockholders’ equity	$1,275,418	$1,268,052
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Service revenue	$44,916	$43,708	$139,048	$136,437
Property and merchandise revenue	47,419	40,287	142,511	125,928
Other revenue	8,352	6,499	24,939	21,321
	100,687	90,494	306,498	283,686
Field costs and expenses:
Cost of service	22,739	22,650	68,119	69,202
Cost of merchandise	31,492	30,302	95,423	92,255
Cemetery property amortization	1,957	1,318	6,273	4,411
Field depreciation expense	3,411	3,634	10,283	10,546
Regional and unallocated funeral and cemetery costs	4,085	3,771	12,172	13,339
Other expenses	1,513	1,407	4,483	4,264
	65,197	63,082	196,753	194,017
Gross profit	35,490	27,412	109,745	89,669
Corporate costs and expenses:
General, administrative and other	12,206	11,303	47,047	31,682
Net loss on divestitures, disposals and impairments charges	387	423	1,955	929
Operating income	22,897	15,686	60,743	57,058

Interest expense	8,035	9,278	25,071	27,213
Net gain on property damage, net of insurance claims	—	(379)	(417)	(343)
Other, net	13	11	59	(636)
Income before income taxes	14,849	6,776	36,030	30,824
Expense for income taxes	4,930	2,058	11,962	8,899
Expense related to discrete income tax items	53	73	970	150
Total expense for income taxes	4,983	2,131	12,932	9,049
Net income	$9,866	$4,645	$23,098	$21,775

Basic earnings per common share:	$0.65	$0.31	$1.52	$1.46
Diluted earnings per common share:	$0.63	$0.30	$1.48	$1.39

Dividends declared per common share:	$0.1125	$0.1125	$0.3375	$0.3375

Weighted average number of common and common equivalent shares outstanding:
Basic	15,011	14,820	14,951	14,791
Diluted	15,491	15,514	15,400	15,480
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$23,098	$21,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,274	15,623
Provision for credit losses	2,303	2,314
Stock-based compensation expense	4,521	6,155
Deferred income tax (benefit) expense	(1,838)	87
Amortization of intangibles	1,012	982
Amortization of debt issuance costs	495	524
Amortization and accretion of debt	402	384
Net loss on divestitures, disposals and impairment charges	1,955	929
Net gain on property damage, net of insurance claims	(417)	(343)
Gain on sale of excess land	—	(658)

Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(20,880)	(4,607)
Inventories, prepaid and other current assets	1,543	(52)
Intangible and other non-current assets	(3,624)	(2,285)
Preneed funeral and cemetery trust investments	(6,367)	990
Accounts payable	3,189	(117)
Accrued and other liabilities	5,909	5,297
Incentive payment from vendor	—	6,000
Deferred preneed funeral and cemetery revenue	7,546	11,110
Deferred preneed funeral and cemetery receipts held in trust	6,595	(2,259)
Net cash provided by operating activities	42,716	61,849

Cash flows from investing activities:
Acquisitions of businesses	—	(44,000)
Proceeds from divestitures and sale of other assets	12,015	2,296
Proceeds from insurance claims	403	1,388
Capital expenditures	(11,710)	(13,069)
Net cash provided by (used in) investing activities	708	(53,385)

Cash flows from financing activities:
Borrowings from the credit facility	32,100	68,100
Payments against the credit facility	(71,200)	(71,500)
Payment of debt issuance costs for the credit facility	(782)	—
Payments on acquisition debt and obligations under finance leases	(464)	(491)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	2,181	1,207
Taxes paid on restricted stock vestings and exercise of stock options	(424)	(252)
Dividends paid on common stock	(5,098)	(5,023)
Net cash used in financing activities	(43,687)	(7,959)

Net (decrease) increase in cash and cash equivalents	(263)	505
Cash and cash equivalents at beginning of period	1,523	1,170
Cash and cash equivalents at end of period	$1,260	$1,675
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended September 30, 2024

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2024	15,236	$269	$242,883	$223,488	$(278,753)	$187,887
Net income	—	—	—	9,866	—	9,866
Issuance of common stock from employee stock purchase plan	11	—	239	—	—	239
Issuance of common stock to directors and board advisor	4	—	136	—	—	136
Exercise of stock options	1	—	—	—	—	—
Restricted common stock and stock options surrendered for taxes paid	(29)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	1,714	—	—	1,714
Dividends on common stock	—	—	(1,708)	—	—	(1,708)
Balance – September 30, 2024	15,223	$269	$243,259	$233,354	$(278,753)	$198,129

	Three months ended September 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – June 30, 2023	14,958	$266	$240,681	$193,973	$(278,753)	$156,167
Net income	—	—	—	4,645	—	4,645
Issuance of common stock from employee stock purchase plan	12	—	284	—	—	284
Issuance of common stock to directors and board advisor	5	—	161	—	—	161
Exercise of stock options	7	—	(133)	—	—	(133)
Stock-based compensation expense	—	—	1,831	—	—	1,831
Dividends on common stock	—	—	(1,683)	—	—	(1,683)
Balance – September 30, 2023	14,982	$266	$241,141	$198,618	$(278,753)	$161,272

	Nine months ended September 30, 2024

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
Net income	—	—	—	23,098	—	23,098
Issuance of common stock from employee stock purchase plan	42	—	910	—	—	910
Issuance of common stock to directors and board advisor	14	—	400	—	—	400
Issuance of restricted common stock	157	2	(2)	—	—	—
Exercise of stock options	51	1	1,271	—	—	1,272
Restricted common stock and stock options surrendered for taxes paid	(72)	—	(424)	—	—	(424)
Stock-based compensation expense	—	—	4,121	—	—	4,121
Dividends on common stock	—	—	(5,098)	—	—	(5,098)
Other	31	—	790	—	—	790
Balance – September 30, 2024	15,223	$269	$243,259	$233,354	$(278,753)	$198,129

	Nine months ended September 30, 2023

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
Net income	—	—	—	21,775	—	21,775
Issuance of common stock from employee stock purchase plan	50	—	1,207	—	—	1,207
Issuance of common stock to directors and board advisor	11	—	338	—	—	338
Issuance of common stock to former executive	30	—	826	—	—	826
Issuance of restricted common stock	142	2	(2)	—	—	—
Exercise of stock options	12	—	(174)	—	—	(174)
Restricted common stock and stock options surrendered for taxes paid	(3)	—	(78)	—	—	(78)
Stock-based compensation expense	—	—	4,991	—	—	4,991
Dividends on common stock	—	—	(5,023)	—	—	(5,023)
Other	8	—	276	—	—	276
Balance – September 30, 2023	14,982	$266	$241,141	$198,618	$(278,753)	$161,272
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 65% of our total revenue, and Cemetery Operations, which currently accounts for approximately 35% of our total revenue. At September 30, 2024, we operated 162 funeral homes in 26 states and 31 cemeteries in 11 states.
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

Contingent Liability
During the nine months ended September 30, 2024, we recorded a $5.0 million contingent liability to reflect our agreement to pay our financial advisor in connection with the review of strategic alternatives. At September 30, 2024, the contingency has been resolved resulting in no change to the liability recorded.
Deferred Revenue
During the nine months ended September 30, 2023, we withdrew $8.6 million of realized capital gains and earnings from our preneed funeral and cemetery trust investments. We did not withdraw any realized capital gains and earnings from our preneed trust investments during the nine months ended September 30, 2024. In certain states, we are allowed to make these withdrawals prior to the delivery of preneed merchandise and service contracts. The realized capital gains and earnings withdrawn increase our cash flow from operations, but are not recognized as revenue in our Consolidated Statements of Operations, however, they reduce our Preneed funeral trust investments and Preneed cemetery trust investments and increase our Deferred preneed funeral revenue and Deferred preneed cemetery revenue.
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
Held for Sale
At September 30, 2024, we had $0.3 million of assets classified as held for sale on our Consolidated Balance Sheet related to one funeral home. The carrying value of these assets held for sale exceeded their fair value and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we recognized an impairment of $40 thousand related to property, plant and equipment, which was recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
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
We performed our most recent annual goodwill impairment test as of August 31, 2024. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted a quantitative assessment in 2022 and a qualitative assessment in 2023. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
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
For our 2024 and 2023 annual qualitative assessments, we determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than-not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.

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
For the nine months ended September 30, 2024 and 2023, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
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
We performed our most recent annual intangible assets impairment test as of August 31, 2024. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted a quantitative assessment in 2022 and a qualitative assessment in 2023. In addition to our intangible assets annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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
As a result of our 2024 and 2023 qualitative assessments, we determined that there were factors that would indicate the need to perform additional quantitative impairment tests for certain funeral home businesses. As a result of these additional quantitative impairment tests, we recorded an impairment to the tradenames for certain funeral home businesses of $0.6 million and $0.2 million, during the nine months ended September 30, 2024 and 2023, respectively, as the carrying amount of these tradenames exceeded their fair value.
See Note 10 to the Consolidated Financial Statements included herein for additional information related to our intangible assets.

Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$86,609	$87,635
Buildings and improvements	264,836	263,522
Furniture, equipment and vehicles	73,393	74,372
Property, plant and equipment, at cost	424,838	425,529
Less: accumulated depreciation	(145,304)	(138,045)
Property, plant and equipment, net	$279,534	$287,484
During the nine months ended September 30, 2024, we sold six funeral homes and one cemetery that had a carrying value of property, plant and equipment of $3.1 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, more fully described in Note 5 to the Consolidated Financial Statements.
Additionally, during the nine months ended September 30, 2024, we sold real property for $1.1 million, with a carrying value of $0.8 million and we recognized an impairment related to property, plant and equipment for assets held for sale of $40 thousand, which was recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
During the nine months ended September 30, 2023, we acquired $12.8 million of property, plant and equipment related to our acquisition of a business located in Bakersfield, CA, more fully described in Note 3 to the Consolidated Financial Statements.
Additionally, during the nine months ended September 30, 2023, we sold real property for $1.2 million, with a carrying value of $0.6 million, resulting in a gain on the sale of $0.6 million. We also divested one funeral home that had a carrying value of $0.3 million, which was included in the loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, more fully described in Note 5 to the Consolidated Financial Statements.
Our growth and maintenance capital expenditures totaled $2.9 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively, and $6.4 million and $7.9 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, we recorded depreciation expense of $3.5 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively, and $10.7 million and $11.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Cemetery Property
Cemetery property was $113.1 million and $114.6 million, net of accumulated amortization of $70.7 million and $64.6 million at September 30, 2024 and December 31, 2023, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.7 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively. We recorded amortization expense for cemetery interment rights of $2.0 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $6.3 million and $4.4 million for the nine months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, we sold one cemetery that had a carrying value of cemetery property of $0.8 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, more fully described in Note 5 to the Consolidated Financial Statements.
During the nine months ended September 30, 2023, we acquired cemetery property for $9.0 million related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements. We also sold two cemeteries that had a carrying value of cemetery property of $0.8 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, more fully described in Note 5 to the Consolidated Financial Statements.

Income Taxes
Income tax expense was $5.0 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $12.9 million and $9.0 million for the nine months ended September 30, 2024 and 2023, respectively. Our operating tax rate before discrete items was 33.2% and 30.4% for the three months ended September 30, 2024 and 2023, respectively, and 33.2% and 28.9% for the nine months ended September 30, 2024 and 2023, respectively.
Subsequent Events
We have evaluated events and transactions during the period subsequent to September 30, 2024 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
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
We did not acquire any businesses during the three and nine months ended September 30, 2024. On March 22, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business in Bakersfield, CA for $44.0 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
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
The following table summarizes the fair value of the assets acquired and liabilities assumed for this business (in thousands):

Acquisition Date	Type of Business	Market	Assets Acquired (Excluding Goodwill)	Goodwill Recorded	Liabilities and Debt Assumed
March 22, 2023	Three Funeral Homes, Two Cemeteries and One Cremation Focused Business	Bakersfield, CA	$44,266	$13,506	$(13,772)
4.GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheet (in thousands):

	September 30, 2024	December 31, 2023
Goodwill at the beginning of the period	$423,643	$410,137
Increase in goodwill related to acquisitions	—	13,506
Decrease in goodwill related to divestitures	(8,784)	—
Goodwill at the end of the period	$414,859	$423,643
During the nine months ended September 30, 2024, we allocated $8.8 million of goodwill to the sale of six funeral homes and one cemetery for a loss recorded in Net loss on divestitures, disposals and impairments charges, of which $7.8 million was allocated to our funeral home segment and $1.0 million was allocated to our cemetery segment.
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
5.DIVESTED OPERATIONS
During the three months ended September 30, 2024, we merged two funeral homes with other businesses we own in existing markets. During the nine months ended September 30, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million and merged three funeral homes with other businesses we own in existing markets.
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

The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$25	$18	$1,383	$242

Operating income (loss)	(154)	8	42	3
Gain (loss) on divestitures(1)	295	(24)	(1,214)	(107)
Income tax (expense) benefit	(47)	5	389	30
Net gain (loss) from divested operations, after tax	$94	$(11)	$(783)	$(74)

(1)	Gain (loss) on divestitures is recorded in Net loss on divestitures, disposals and impairments charges on our Consolidated Statements of Operations.
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
Accounts receivable is comprised of the following (in thousands):

	September 30, 2024
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$7,597	$23,443	$—	$31,040
Other receivables	342	433	336	1,111
Allowance for credit losses	(322)	(916)	—	(1,238)
Accounts receivable, net	$7,617	$22,960	$336	$30,913

	December 31, 2023
	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$8,822	$18,459	$—	$27,281
Other receivables	404	595	286	1,285
Allowance for credit losses	(266)	(1,240)	—	(1,506)
Accounts receivable, net	$8,960	$17,814	$286	$27,060
Other receivables include supplier rebates, commissions due from third party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by segment (in thousands):

	January 1, 2024	Provision for Credit Losses	Write Offs	Recoveries	September 30, 2024
Trade and financed receivables:
Funeral	$(266)	$(941)	$1,679	$(794)	$(322)
Cemetery	(1,240)	(550)	874	—	(916)
Total allowance for credit losses on trade and financed receivables	$(1,506)	$(1,491)	$2,553	$(794)	$(1,238)
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheet of $10.7 million at both September 30, 2024 and December 31, 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.

Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	September 30, 2024	December 31, 2023
Interment rights	$76,269	$60,863
Merchandise and services	12,682	11,223
Unearned finance charges	5,371	5,669
Cemetery receivables	$94,322	$77,755
The components of our cemetery receivables are as follows (in thousands):

	September 30, 2024	December 31, 2023
Cemetery receivables	$94,322	$77,755
Less: unearned finance charges	(5,371)	(5,669)
Cemetery receivables, at amortized cost	$88,951	$72,086
Less: allowance for credit losses	(2,623)	(3,495)
Less: balances due on undelivered cemetery preneed contracts	(13,752)	(15,797)
Less: amounts in accounts receivable	(22,527)	(17,219)
Preneed cemetery receivables, net	$50,049	$35,575
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net (in thousands):

	January 1, 2024	Provision for Credit Losses	Write Offs	September 30, 2024
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,255)	$(812)	$1,360	$(1,707)
The amortized cost basis of our cemetery receivables by year of origination at September 30, 2024 is as follows (in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Total preneed cemetery receivables, at amortized cost	$40,126	$24,821	$14,445	$6,304	$2,239	$1,016	$88,951
The aging of past due cemetery receivables at September 30, 2024 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,548	$969	$340	$2,610	$5,467	$69,732	$75,199
Deferred revenue	573	190	109	673	1,545	17,578	19,123
Total contracts	$2,121	$1,159	$449	$3,283	$7,012	$87,310	$94,322
Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheet. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $13.8 million and $15.8 million at September 30, 2024 and December 31, 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
At September 30, 2024, the carrying value and fair value of our Credit Facility was $140.0 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At September 30, 2024, the carrying value of our acquisition debt was $5.9 million, which approximated its fair value. The fair value of our Senior Notes was $371.4 million at September 30, 2024, based on the last traded or broker quoted price.
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
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive, risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. Beginning March 31, 2024, the agreement permits us to withdraw a percentage of the value of the investments in this fund through quarterly withdrawals with the intention to permit withdrawal of the entire investment over twelve successive withdrawal dates. Our unfunded commitment for this investment at September 30, 2024 was $10.0 million.
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

Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	September 30, 2024	December 31, 2023
Preneed cemetery trust investments, at market value	$105,617	$99,461
Less: allowance for contract cancellation	(3,226)	(3,087)
Preneed cemetery trust investments	$102,391	$96,374
The cost and market values associated with preneed cemetery trust investments at September 30, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$24,268	$—	$—	$24,268
Fixed income securities:
U.S. agency obligations	2	664	—	(33)	631
Foreign debt	2	8,530	1,519	(8)	10,041
Corporate debt	2	13,669	509	(2,446)	11,732
Preferred stock	2	10,990	483	(1,558)	9,915
Certificates of deposit	2	79	—	(5)	74
Common stock	1	31,416	3,033	(3,142)	31,307
Limited partnership fund		3,514	456	—	3,970
Mutual funds:
Equity	1	907	107	(1)	1,013
Fixed income	2	13,516	181	(1,880)	11,817
Trust securities		$107,553	$6,288	$(9,073)	$104,768
Accrued investment income		$849			$849
Preneed cemetery trust investments					$105,617
Market value as a percentage of cost					97.4%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$139
Due in one to five years	13,444
Due in five to ten years	939
Thereafter	17,871
Total fixed income securities	$32,393

The cost and market values associated with preneed cemetery trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$9,643	$—	$—	$9,643
Fixed income securities:
U.S. agency obligations	2	803	1	(51)	753
Foreign debt	2	7,764	1,371	(17)	9,118
Corporate debt	2	15,071	342	(3,657)	11,756
Preferred stock	2	10,965	473	(1,572)	9,866
Certificate of deposit	2	79	—	(7)	72
Common stock	1	43,057	9,466	(7,935)	44,588
Limited partnership fund		3,575	—	(3)	3,572
Mutual funds:
Equity	1	553	10	(30)	533
Fixed income	2	11,369	16	(2,759)	8,626
Trust Securities		$102,879	$11,679	$(16,031)	$98,527
Accrued investment income		$934			$934
Preneed cemetery trust investments					$99,461
Market value as a percentage of cost					95.8%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at September 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$492	$(33)	$492	$(33)
Foreign debt	—	—	210	(8)	210	(8)
Corporate debt	695	(136)	2,268	(2,310)	2,963	(2,446)
Preferred stock	700	(2)	7,664	(1,556)	8,364	(1,558)
Certificates of deposit	—	—	74	(5)	74	(5)
Total fixed income securities with an unrealized loss	$1,395	$(138)	$10,708	$(3,912)	$12,103	$(4,050)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income	$647	$610	$2,030	$1,889
Realized gains	—	246	11,500	2,247
Realized losses	—	(190)	(8,511)	(1,336)
Unrealized gains (losses), net	2,151	1,818	(2,785)	(6,896)
Expenses and taxes	(365)	(454)	(1,704)	(1,076)
Net change in deferred preneed cemetery receipts held in trust	(2,433)	(2,030)	(530)	5,172
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Purchases	$—	$(5,481)	$(11,110)	$(14,619)
Sales	—	5,368	21,737	11,230
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheet are as follows (in thousands):

	September 30, 2024	December 31, 2023
Preneed funeral trust investments, at market value	$112,373	$111,247
Less: allowance for contract cancellation	(3,417)	(3,405)
Preneed funeral trust investments	$108,956	$107,842

The cost and market values associated with preneed funeral trust investments at September 30, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$34,849	$—	$—	$34,849
Fixed income securities:
U.S. treasury debt	1	406	—	(24)	382
Foreign debt	2	8,291	1,485	(8)	9,768
Corporate debt	2	13,134	496	(2,288)	11,342
Preferred stock	2	10,345	471	(1,548)	9,268
Common stock	1	28,794	2,815	(2,715)	28,894
Limited partnership fund		3,435	446	—	3,881
Mutual funds:
Equity	1	773	69	(1)	841
Fixed income	2	11,941	162	(1,697)	10,406
Other investments	2	1,938	—	—	1,938
Trust securities		$113,906	$5,944	$(8,281)	$111,569
Accrued investment income		$804			$804
Preneed funeral trust investments					$112,373
Market value as a percentage of cost					97.9%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$82
Due in one to five years	12,828
Due in five to ten years	809
Thereafter	17,041
Total fixed income securities	$30,760

The cost and market values associated with preneed funeral trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$26,707	$—	$—	$26,707
Fixed income securities:
U.S. treasury debt	1	451	—	(34)	417
Foreign debt	2	7,300	1,297	(16)	8,581
Corporate debt	2	13,848	323	(3,255)	10,916
Preferred stock	2	9,786	442	(1,468)	8,760
Common stock	1	38,600	8,858	(6,855)	40,603
Limited partnership fund		3,383	—	(2)	3,381
Mutual funds:
Equity	1	401	3	(29)	375
Fixed income	2	9,513	15	(2,383)	7,145
Other investments	2	3,510	—	—	3,510
Trust securities		$113,499	$10,938	$(14,042)	$110,395
Accrued investment income		$852			$852
Preneed funeral trust investments					$111,247
Market value as a percentage of cost					97.3%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at September 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$382	$(24)	$382	$(24)
Foreign debt	—	—	205	(8)	205	(8)
Corporate debt	680	(133)	2,115	(2,155)	2,795	(2,288)
Preferred stock	684	(2)	7,125	(1,546)	7,809	(1,548)
Total fixed income securities with an unrealized loss	$1,364	$(135)	$9,827	$(3,733)	$11,191	$(3,868)
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

Preneed funeral trust investment security transactions recorded in Other, net on the Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income	$486	$479	$1,597	$1,542
Realized gains	—	235	10,626	2,178
Realized losses	—	(181)	(7,504)	(1,278)
Unrealized gains (losses), net	1,638	1,911	(2,337)	(5,294)
Expenses and taxes	(213)	(182)	(880)	(576)
Net change in deferred preneed funeral receipts held in trust	(1,911)	(2,262)	(1,502)	3,428
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Purchases	$—	$(5,237)	$(10,214)	$(13,987)
Sales	—	5,135	19,726	10,820
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheet represents the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	September 30, 2024	December 31, 2023
Cemetery perpetual care trust investments, at market value	$85,925	$85,331
Obligations due to (due from) trust	1,093	(980)
Care trusts’ corpus	$87,018	$84,351
The following table reflects the cost and market values associated with the trust investments held in cemetery perpetual care trust funds at September 30, 2024 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$13,900	$—	$—	$13,900
Fixed income securities:
Foreign debt	2	7,699	1,335	(7)	9,027
Corporate debt	2	12,401	486	(2,289)	10,598
Preferred stock	2	10,241	418	(1,406)	9,253
Common stock	1	27,278	2,697	(2,825)	27,150
Limited partnership fund		3,051	396	—	3,447
Mutual funds:
Equity	1	783	87	(1)	869
Fixed income	2	12,336	247	(1,691)	10,892
Trust securities		$87,689	$5,666	$(8,219)	$85,136
Accrued investment income		$789			$789
Cemetery perpetual care investments					$85,925
Market value as a percentage of cost					97.1%

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	11,555
Due in five to ten years	928
Thereafter	16,395
Total fixed income securities	$28,878
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
The following table summarizes our fixed income securities (excluding mutual funds) within our cemetery perpetual care trust investment in an unrealized loss position at September 30, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses	Fair Market Value	Unrealized Losses
Fixed income securities:
Foreign debt	$—	$—	$182	$(7)	$182	$(7)
Corporate debt	604	(118)	2,218	(2,171)	2,822	(2,289)
Preferred stock	608	(2)	7,349	(1,404)	7,957	(1,406)
Total fixed income securities with an unrealized loss	$1,212	$(120)	$9,749	$(3,582)	$10,961	$(3,702)

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
Cemetery perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Realized gains	$—	$31	$1,419	$862
Realized losses	—	(24)	(1,089)	(494)
Unrealized gains (losses), net	1,676	1,444	(2,553)	(5,883)
Net change in care trusts’ corpus	(1,676)	(1,451)	2,223	5,515
Total	$—	$—	$—	$—
Cemetery perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income	$3,820	$2,663	$10,444	$8,741
Realized losses, net	(1,087)	(322)	(2,212)	(796)
Total	$2,733	$2,341	$8,232	$7,945
Purchases and sales of investments in the cemetery perpetual care trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Purchases	$—	$(4,625)	$(9,113)	$(11,336)
Sales	—	4,529	19,130	15,433
9.RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	September 30, 2024	December 31, 2023
Preneed funeral trust funds, at cost	$23,005	$22,196
Less: allowance for contract cancellation	(690)	(666)
Receivables from preneed funeral trusts, net	$22,315	$21,530
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at September 30, 2024 and December 31, 2023. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

The composition of the preneed funeral trust funds at September 30, 2024 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,771	$6,771
Fixed income investments	12,996	12,996
Mutual funds and common stocks	3,234	3,068
Annuities	4	4
Total	$23,005	$22,839
The composition of the preneed funeral trust funds at December 31, 2023 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,547	$6,547
Fixed income investments	12,732	12,732
Mutual funds and common stocks	2,913	2,695
Annuities	4	4
Total	$22,196	$21,978
10.INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	September 30, 2024	December 31, 2023
Tradenames	$28,116	$28,862
Capitalized commissions on preneed contracts, net of accumulated amortization of $4,422 and $3,788, respectively	4,957	4,678
Internal-use software, net of accumulated amortization of $694 and $444, respectively	4,785	2,422
Prepaid agreements not-to-compete, net of accumulated amortization of $3,427 and $3,158, respectively	1,037	1,335
Other	280	380
Intangible and other non-current assets, net	$39,175	$37,677
Tradenames
Our tradenames have indefinite lives and therefore are not amortized.
During the nine months ended September 30, 2024, two of the funeral homes that we sold had a carrying value of tradenames of $0.2 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
As a result of our 2024 qualitative assessment, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded a $0.6 million impairment to the tradename of one funeral home, during the three and nine months ended September 30, 2024, as the carrying amount of this tradename exceeded its fair value.
For our 2023 assessment, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded an impairment to the tradenames for two of our funeral homes of $0.2 million, during the three and nine months ended September 30, 2023, as the carrying amount of these tradenames exceeded their fair value.
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

Amortization expense was $0.2 million for both the three months ended September 30, 2024, and 2023, and $0.7 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Internal-use Software
Internal-use software is amortized on a straight-line basis typically over three to five years. Amortization expense was $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.3 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Prepaid Agreements
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $0.1 million for both the three months ended September 30, 2024, and 2023 and $0.4 million for both the nine months ended September 30, 2024 and 2023.
The aggregate amortization expense for our capitalized commissions, internal-use software and prepaid agreements as of September 30, 2024 is as follows (in thousands):

	Capitalized Commissions	Internal-use Software	Prepaid Agreements
Years ending December 31,
Remainder of 2024	$429	$76	$115
2025	833	1,022	390
2026	779	1,013	262
2027	720	1,007	142
2028	644	867	78
Thereafter	1,552	800	50
Total amortization expense	$4,957	$4,785	$1,037
11.CREDIT FACILITY AND ACQUISITION DEBT
At September 30, 2024, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
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
We incurred $0.8 million in transactions costs related to the Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, pay dividends and make other restricted payments, and certain financial maintenance covenants. At September 30, 2024, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.25 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at September 30, 2024.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Credit Facility	$140,000	$179,100
Debt issuance costs, net of accumulated amortization of $2,859 and $2,478, respectively	(1,707)	(1,306)
Total Credit Facility	$138,293	$177,794

Acquisition debt	$5,938	$5,998
Less: current portion	(588)	(537)
Total acquisition debt, net of current portion	$5,350	$5,461
At September 30, 2024, we had outstanding borrowings under the Credit Facility of $140.0 million. We also had one letter of credit for $2.6 million under the Credit Facility. The letter of credit will expire on November 25, 2024 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2024, we had $107.4 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Credit Facility interest expense	$3,230	$4,508	$10,669	$12,987
Credit Facility amortization of debt issuance costs	105	138	381	414
At September 30, 2024, our outstanding borrowings under our Credit Facility bore interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At September 30, 2024, the prime rate margin was equivalent to 1.50% and the SOFR term margin was 2.60%. The weighted average interest rate on our Credit Facility was 8.5% and 9.0% for the three months ended September 30, 2024 and 2023, respectively, and 8.7% and 8.5% for the nine months ended September 30, 2024 and 2023, respectively.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Acquisition debt imputed interest expense	$102	$70	$309	$212
12. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheet as follows (in thousands):

	September 30, 2024	December 31, 2023
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $1,711 and $1,309, respectively	(2,789)	(3,191)
Debt issuance costs, net of accumulated amortization of $487 and $373, respectively	(790)	(904)
Carrying value of the Senior Notes	$396,421	$395,905
At September 30, 2024, the fair value of the Senior Notes, which are Level 2 measurements, was $371.4 million.

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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Senior Notes interest expense	$4,250	$4,250	$12,750	$12,750
Senior Notes amortization of debt discount	136	129	402	384
Senior Notes amortization of debt issuance costs	38	37	114	110
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 56 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and nine months ended September 30, 2024 and 2023 were 4.42% and 4.30%, respectively.
13.LEASES
Our lease obligations consist of operating and finance leases related to real estate, vehicles and equipment. The components of lease cost are as follows (in thousands):

		Three months ended September 30,		Nine months ended September 30,
	Income Statement Classification	2024	2023	2024	2023
Operating lease cost	Facilities and grounds expense(1)	$1,007	$887	$2,984	$2,638
Short-term lease cost	Facilities and grounds expense(1)	63	75	157	261
Variable lease cost	Facilities and grounds expense(1)	86	69	278	183

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$126	$190	$378	$407
Interest on lease liabilities	Interest expense	119	137	366	345
Total finance lease cost		245	327	744	752
Total lease cost		$1,401	$1,358	$4,163	$3,834

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for operating leases included in operating activities	$3,235	$2,840
Cash paid for finance leases included in financing activities	813	806

Right-of-use assets obtained in exchange for new lease liabilities are as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,131	$412
Right-of-use assets obtained in exchange for new finance lease liabilities	1,027	2,703
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$15,522	$16,295

Finance lease right-of-use assets	Property, plant and equipment, net	$8,897	$8,249
Accumulated depreciation	Property, plant and equipment, net	(3,414)	(3,059)
Finance lease right-of-use assets, net		$5,483	$5,190

Operating lease current liabilities	Current portion of operating lease obligations	$2,831	$2,713
Finance lease current liabilities	Current portion of finance lease obligations	596	592
Total current lease liabilities		$3,427	$3,305

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$14,660	$15,797
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	6,107	5,831
Total non-current lease liabilities		$20,767	$21,628

Total lease liabilities		$24,194	$24,933
The average lease terms and discount rates at September 30, 2024 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	7.3	8.1%
Finance leases	13.1	8.1%
The aggregate future lease payments for non-cancelable operating and finance leases at September 30, 2024 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2024	$1,088	$270
2025	4,044	1,063
2026	3,907	1,072
2027	3,665	1,073
2028	3,348	822
Thereafter	6,867	7,040
Total lease payments	22,919	11,340
Less: Interest	(5,428)	(4,637)
Present value of lease liabilities	$17,491	$6,703
At September 30, 2024, we had no significant operating or finance leases that had not yet commenced.

14.STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	156,630	$3,834	142,020	$4,634
Returned for payroll taxes	—	$—	—	$—	16,354	$419	1,473	$50
Cancelled	28,810	$781	—	$—	55,050	$1,623	1,826	$61

(1)
Restricted stock granted during the nine months ended September 30 2024 and 2023 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $24.48 and $32.63, respectively.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $0.4 million for both the three months ended September 30, 2024 and 2023, and $1.5 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	370,590	$3,830	214,191	$2,506
Cancelled	44,490	$460	1,700	$20	532,266	$6,311	103,550	$1,354

(1)
Stock options granted during the nine months ended September 30, 2024 and 2023 had a weighted average price of $24.48 and $32.69, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2024 and 2023 vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

The fair value of the options granted during the nine months ended September 30, 2024 was estimated using the Black-Scholes option pricing model with the following assumptions:

Grant Date	February 21, 2024
Expected holding period (years)	6.00
Awards granted	370,590
Dividend yield	1.79%
Expected volatility	43.59%
Risk-free interest rate	4.31%
Black-Scholes value	$10.34
Additional stock option activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Shares	Cash	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	2,360	N/A	44,900	N/A	52,360	$1,271	74,200	N/A
Returned for option price(2)	2,086	$—	34,160	$—	2,086	$—	56,957	$—
Returned for payroll taxes(3)	176	$5	4,021	$133	176	$5	5,486	$174

(1)
Stock options exercised during the three months ended September 30, 2024 and 2023 had a weighted average exercise price of $26.54 and $25.10 with an aggregate intrinsic value of $14,844 and $0.4 million, respectively. Stock options exercised during the nine months ended September 30, 2024 and 2023 had a weighted average exercise price of $25.48 and $23.98 with an aggregate intrinsic value of $0.4 million and $0.5 million, respectively.

(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $0.7 million for both the three months ended September 30, 2024 and 2023, and $1.7 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Cancelled	—	$—	—	$—	80,276	$871	40,181	$1,012
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for performance awards of $0.5 million and $0.6 million, for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $1.3 million for nine months ended September 30, 2024 and 2023, respectively.
Employee Stock Purchase Plan
ESPP activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
ESPP	11,376	$21.26	11,782	$24.01	42,942	$21.26	49,824	$24.21
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2024
Dividend yield	1.84%
Expected volatility	41.15%
Risk-free interest rate	5.46%, 5.24%, 5.02%, 4.80%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.
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

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for common stock awards of $0.8 million, for the nine months ended September 30, 2023.

Good To Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	31,470	$790	8,444	$276

(1)	Common stock granted during the nine months ended September 30, 2024 and 2023 had a grant date stock price of $25.08 and $32.69, respectively.
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
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	3,919	$131	3,747	$106	13,345	$385	8,342	$248
Advisor to the Board(1)	152	$5	176	$5	522	$15	492	$15

(1)
Common stock granted during the three months ended September 30, 2024 and 2023 had a weighted average price of $32.83 and $28.25, respectively, and $28.66 and $29.78 for the nine months ended September 30, 2024 and 2023, respectively.

We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee directors and an advisor to our Board, of $0.2 million and $0.3 million for the three months ended September 30, 2024, and 2023, respectively, and $0.9 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Share Repurchase
We did not repurchase any shares during the three and nine months ended September 30, 2024 and 2023. At September 30, 2024, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
June 1st	$0.1125	$1,704
September 1st	$0.1125	$1,708

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683

15.EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$9,866	$4,645	$23,098	$21,775
Less: Earnings allocated to unvested restricted stock	(127)	(44)	(304)	(194)
Income attributable to common stockholders	$9,739	$4,601	$22,794	$21,581

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,011	14,820	14,951	14,791
Effect of dilutive securities:
Stock options	64	83	33	78
Performance awards	416	611	416	611
Denominator for diluted earnings per common share – weighted average shares outstanding	15,491	15,514	15,400	15,480

Basic earnings per common share:	$0.65	$0.31	$1.52	$1.46
Diluted earnings per common share:	$0.63	$0.30	$1.48	$1.39
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Antidilutive stock options	1,070	1,234	1,192	1,200
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At September 30, 2024, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.
16.SEGMENT REPORTING
Revenue, disaggregated by major source for each of our reportable segments was as follows (in thousands):

Three months ended September 30, 2024
	Funeral	Cemetery	Total
Services	$39,892	$5,024	$44,916
Merchandise	19,455	4,757	24,212
Cemetery property	—	23,207	23,207
Other revenue	4,355	3,997	8,352
Total	$63,702	$36,985	$100,687

Three months ended September 30, 2023
	Funeral	Cemetery	Total
Services	$39,090	$4,618	$43,708
Merchandise	20,325	4,067	24,392
Cemetery property	—	15,895	15,895
Other revenue	3,211	3,288	6,499
Total	$62,626	$27,868	$90,494

Nine months ended September 30, 2024
	Funeral	Cemetery	Total
Services	$124,288	$14,760	$139,048
Merchandise	61,778	13,380	75,158
Cemetery property	—	67,353	67,353
Other revenue	13,062	11,877	24,939
Total	$199,128	$107,370	$306,498

Nine months ended September 30, 2023
	Funeral	Cemetery	Total
Services	$122,491	$13,946	$136,437
Merchandise	64,505	12,245	76,750
Cemetery property	—	49,178	49,178
Other revenue	10,220	11,101	21,321
Total	$197,216	$86,470	$283,686
The following table presents operating income (loss), income (loss) before income taxes and total assets (in thousands):

	Funeral	Cemetery	Corporate	Consolidated
Operating income (loss):
Three months ended September 30, 2024	$19,958	$15,145	$(12,206)	$22,897
Three months ended September 30, 2023	18,145	8,844	(11,303)	15,686

Nine months ended September 30, 2024	$63,434	$44,348	$(47,039)	$60,743
Nine months ended September 30, 2023	58,236	30,496	(31,674)	57,058

Income (loss) before income taxes:
Three months ended September 30, 2024	$19,767	$15,282	$(20,200)	$14,849
Three months ended September 30, 2023	18,377	8,902	(20,503)	6,776

Nine months ended September 30, 2024	$63,301	$44,652	$(71,923)	$36,030
Nine months ended September 30, 2023	58,824	30,757	(58,757)	30,824

Total assets:
September 30, 2024	$784,108	$472,464	$18,846	$1,275,418
December 31, 2023	802,368	448,018	17,666	1,268,052

17.SUPPLEMENTARY DATA
Balance Sheet
The following table presents the detail of certain balance sheet accounts (in thousands):

	September 30, 2024	December 31, 2023
Prepaid and other current assets:
Prepaid expenses	$2,776	$3,779
Federal income tax receivable	285	454
State income tax receivable	—	421
Other current assets	137	137
Total prepaid and other current assets	$3,198	$4,791

Current portion of debt and lease obligations:
Acquisition debt	$588	$537
Finance lease obligations	596	592
Operating lease obligations	2,831	2,713
Total current portion of debt and lease obligations	$4,015	$3,842

Accrued and other liabilities:
Incentive compensation	$10,132	$13,156
Salaries and wages	6,727	2,285
Interest	6,552	2,409
Insurance	3,481	3,017
Vacation	3,448	3,647
Unrecognized tax benefit	3,449	3,382
Ad valorem and franchise taxes	2,505	2,395
Employee meetings and award trips	1,599	1,185
Commissions	1,045	1,144
Income tax payable	679	—
Perpetual care trust payable	487	1,358
Other accrued liabilities	997	1,384
Total accrued and other liabilities	$41,101	$35,362

Other long-term liabilities:
Incentive compensation	$972	$1,855
Other long-term liabilities	419	—
Total other long-term liabilities	$1,391	$1,855
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for interest	$19,729	$21,754
Cash paid for taxes	13,434	9,388

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
General
We operate in two business segments: Funeral Home operations, which currently accounts for approximately 65% of our total revenue, and Cemetery operations, which currently accounts for approximately 35% of our total revenue. At September 30, 2024, we operated 162 funeral homes in 26 states and 31 cemeteries in 11 states. We compete with other publicly held, privately held and independent operators of funeral and cemetery companies.
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
COMPANY DEVELOPMENTS
Credit Facility
On July 31, 2024, the Company entered into a fourth amendment, (the “Credit Facility Amendment”), to our senior secured revolving credit facility (as amended, the “Credit Facility”), with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Facility Amendment provided, among other things, for (i) the extension of the maturity date of the Credit Facility to July 31, 2029, provided that, if the Senior Notes (as defined in the Credit Facility) have a stated maturity date that is prior to July 31, 2029, then the maturity date shall instead be the date that is 91 days prior to the stated maturity date of the Senior Notes; (ii) the establishment of Term Secured Overnight Financing Rate (“SOFR”) as a benchmark rate and the removal of BSBY from the Credit Facility, including conforming revisions to certain defined terms under the Credit Facility; (iii) the conversion of each existing BSBY Rate Loan (as defined in the Credit Facility prior to giving effect to the Credit Facility Amendment) to a Term SOFR Loan (as defined in the Credit Facility); (iv) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (v) the removal of certain mandatory prepayments arising from the issuance of either Equity Interests or Debt (as both are defined by the Credit Facility); and (vi) modifications to the permitted investments covenant, relating to the Company’s ability to make certain acquisitions, subject to the satisfaction of certain conditions therein.
Inflationary and Macroeconomic Trends
During the third quarter of 2024, we continued to experience a stabilization of inflationary costs from our vendors and suppliers for merchandise and goods, particularly as it relates to utilities, funeral supplies and merchandise costs, with costs remaining flat when compared to the same period during 2023. Also, during the third quarter, after giving effect to the Credit Facility Amendment, we experienced lower variable interest rates under our Credit Facility, which resulted in lower borrowing costs during the quarter compared to the prior year. We expect this trend to continue as we remain focused on paying down our outstanding debt throughout the year.
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
During the third quarter of 2024, we continued to experience lower volumes as compared to prior years due to fluctuations in the death rate, although overall financial performance remains at or above prior reporting periods. Although we expect fluctuations in the death rate to continue, we are unable to predict or forecast the duration or variation of the death rate with any certainty. Regardless of these fluctuations in the death rate, we continue to focus on expanding market share, cost management and executing on our strategic operational plans.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, as needed, subject to its customary terms and conditions.
Our plan is to remain focused on executing our strategic objectives and growth strategy. This includes prioritizing our capital allocation for debt repayments, the payment of dividends and debt obligations, internal growth capital expenditures, and general corporate purposes, as allowed under our Credit Facility. We expect to fund these payments using cash on hand and borrowings under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.
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
Cash Flows
We began 2023 with $1.5 million in cash and ended the third quarter with $1.3 million in cash. At September 30, 2024, we had borrowings of $140.0 million outstanding on our Credit Facility compared to $179.1 million at December 31, 2023.
The following table sets forth the elements of cash flow (in thousands):

	Nine months ended September 30,
	2024	2023
Cash at beginning of the year	$1,523	$1,170

Net cash provided by operating activities	42,716	61,849

Acquisitions of businesses	—	(44,000)
Proceeds from divestitures and sale of other assets	12,015	2,296
Proceeds from insurance claims	403	1,388
Capital expenditures	(11,710)	(13,069)
Net cash provided by (used in) investing activities	708	(53,385)

Net (payments) borrowings on our Credit Facility, acquisition debt and finance lease obligations	(39,564)	(3,891)
Payment of debt issuance costs for the Credit Facility	(782)	—
Net proceeds from employee equity plans	1,757	955
Dividends paid on common stock	(5,098)	(5,023)
Net cash used in financing activities	(43,687)	(7,959)

Cash at end of the period	$1,260	$1,675
Operating Activities
For the nine months ended September 30, 2024, cash provided by operating activities was $42.7 million compared to $61.8 million for the nine months ended September 30, 2023. The decrease of $19.1 million is primarily due to the following non-recurring events, which occurred during the first nine months of 2023: i) an $8.6 million withdrawal of realized capital gains and earnings from our preneed funeral and cemetery trust investments; and ii) the receipt of a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future.
Investing Activities
Our investing activities resulted in a net cash inflow of $0.7 million for the nine months ended September 30, 2024, compared to a net cash outflow of $53.4 million for the nine months ended September 30, 2023. The increase of $54.1 million is due to the activity described below.
Acquisition and Divestiture Activity
During the nine months ended September 30, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million. Additionally, we sold real property for $1.1 million.
During the nine months ended September 30, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business for $44.0 million. In addition, we sold two funeral homes and two cemeteries for $1.1 million and real property for $1.2 million.
Insurance Proceeds
During the nine months ended September 30, 2024, we received proceeds of $0.4 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022.
During the nine months ended September 30, 2023, we received proceeds of $1.4 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022 and a fire that occurred during the first quarter of 2023.
Capital Expenditures
For the nine months ended September 30, 2024, our capital expenditures (comprised of growth and maintenance spend) totaled $11.7 million compared to $13.1 million for the nine months ended September 30, 2023, a decrease of $1.4 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Nine months ended September 30,
	2024	2023
Growth
Cemetery development	$5,288	$5,128
Renovations at certain businesses (1)	1,371	1,905
Other	38	110
Total Growth	$6,697	$7,143

(1)	During the nine months ended September 30, 2023, we spent $0.5 million for renovations on two businesses that were affected by Hurricane Ian, which occurred during the third quarter of 2022 and $0.4 million for renovations on one business that was damaged by a fire, which occurred during the first quarter of 2023, all of which was reimbursed by our property insurance.

	Nine months ended September 30,
	2024	2023
Maintenance
General equipment and furniture	$2,337	$3,584
Facility repairs and improvements	1,696	721
Vehicles	162	568
Paving roads and parking lots	472	394
Other	346	659
Total Maintenance	$5,013	$5,926
Financing Activities
Our financing activities resulted in a net cash outflow of $43.7 million for the nine months ended September 30, 2024 compared to a net cash outflow of $8.0 million for the nine months ended September 30, 2023, an increase of $35.7 million.

During the nine months ended September 30, 2024, we had net payments on our Credit Facility, acquisition debt and finance leases of $39.6 million and we paid $5.1 million in dividends.
During the nine months ended September 30, 2023, we had net payments on our Credit Facility, acquisition debt and finance leases of $3.9 million and we paid $5.0 million in dividends.
Share Repurchase
We did not repurchase any shares during the nine months ended September 30, 2024 and 2023. At September 30, 2024, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
June 1st	$0.1125	$1,704
September 1st	$0.1125	$1,708

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at September 30, 2024 is as follows (in thousands):

September 30, 2024
Credit Facility	$140,000
Operating leases	17,491
Finance leases	6,703
Acquisition debt	5,938
Total	$170,132
Credit Facility
At September 30, 2024, our Credit Facility was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
On July 31, 2024, the Company entered into a Credit Facility Amendment, to our Credit Facility, with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. The Credit Facility Amendment provided, among other things, for (i) the extension of the maturity date of the Credit Facility to July 31, 2029, provided that, if the Senior Notes (as defined in the Credit Facility) have a stated maturity date that is prior to July 31, 2029, then the maturity date shall instead be the date that is 91 days prior to the stated maturity date of the Senior Notes; (ii) the establishment of Term SOFR as a benchmark rate and the removal of BSBY from the Credit Facility, including conforming revisions to certain defined terms under the Credit Facility; (iii) the conversion of each existing BSBY Rate Loan (as defined in the Credit Facility prior to giving effect to the Credit Facility Amendment) to a Term SOFR Loan (as defined in the Credit Facility); (iv) modifications to the definitions of “Applicable Rate” and “Applicable Fee Rate” to change the applicable rates and pricing levels set forth in each pricing grid; (v) the removal of certain mandatory prepayments arising from the issuance of either Equity Interests or Debt (as both are defined by the Credit Facility); and (vi) modifications to the permitted investments covenant, relating to the Company’s ability to make certain acquisitions, subject to the satisfaction of certain conditions therein.
We incurred $0.8 million in transactions costs related to the Credit Facility Amendment, which were capitalized and will be amortized over the remaining term of the related debt using the straight-line method.

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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, pay dividends and make other restricted payments, and certain financial maintenance covenants. At September 30, 2024, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.25 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at September 30, 2024.
At September 30, 2024, we had outstanding borrowings under the Credit Facility of $140.0 million. We also had one letter of credit for $2.6 million under the Credit Facility. The letter of credit will expire on November 25, 2024 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2024, we had $107.4 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Credit Facility interest expense	$3,230	$4,508	$10,669	$12,987
Credit Facility amortization of debt issuance costs	105	138	381	414
At September 30, 2024, our outstanding borrowings under our Credit Facility bore interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At September 30, 2024, the prime rate margin was equivalent to 1.50% and the SOFR term margin was 2.60%. The weighted average interest rate on our Credit Facility was 8.5% and 9.0% for the three months ended September 30, 2024 and 2023, respectively, and 8.7% and 8.5% for the nine months ended September 30, 2024 and 2023, respectively.
The interest payments on our remaining borrowings under the Credit Facility will be determined based on the average outstanding balance of our borrowings and the prevailing interest rate during that time.
Lease Obligations
Our lease obligations consist of operating and finance leases. We lease certain office facilities, certain funeral homes, vehicles and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. In addition, we lease certain other funeral homes, vehicles and equipment under finance leases with original terms ranging from three and a half to forty years. At September 30, 2024, operating and finance lease obligations were $35.9 million, with $5.5 million payable within 12 months.
The components of lease cost are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,007	$887	$2,984	$2,638
Short-term lease cost	63	75	157	261
Variable lease cost	86	69	278	183

Finance lease cost:
Depreciation of leased assets	$126	$190	$378	$407
Interest on lease liabilities	119	137	366	345
Total finance lease cost	245	327	744	752
Total lease cost	$1,401	$1,358	$4,163	$3,834

Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities range from nine to twenty years. At September 30, 2024, acquisition debt obligations were $8.9 million, with $0.9 million payable within 12 months.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Acquisition debt imputed interest expense	$102	$70	$309	$212
Senior Notes
At September 30, 2024, the principal amount of our 4.25% senior notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 56 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and nine months ended September 30, 2024 and 2023 were 4.42% and 4.30%, respectively.
At September 30, 2024, the fair value of the Senior Notes, which are Level 2 measurements, was $371.4 million.
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Senior Notes interest expense	$4,250	$4,250	$12,750	$12,750
Senior Notes amortization of debt discount	136	129	402	384
Senior Notes amortization of debt issuance costs	38	37	114	110
At September 30, 2024, our future interest payments on our outstanding balance were $85.0 million, with $17.0 million payable within 12 months.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue	$100,687	$90,494	$306,498	$283,686
Funeral contracts	10,713	11,058	33,483	34,904
Average revenue per funeral contract, excluding preneed funeral trust earnings	$5,540	$5,373	$5,557	$5,357
Preneed interment rights (property) sold	3,511	2,785	11,127	8,680
Average price per preneed interment right sold	$5,360	$5,134	$5,408	$4,990
Gross profit	$35,490	$27,412	$109,745	$89,669
Net income	$9,866	$4,645	$23,098	$21,775

Revenue for the three months ended September 30, 2024 increased $10.2 million compared to the three months ended September 30, 2023. We experienced a 26.1% increase in the number of preneed interment rights (property) sold and a 4.4% increase in the average price per interment right sold. Additionally, we experienced a 3.1% decrease in funeral contract volume, which was offset by a 3.1% increase in the average revenue per funeral contract. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic goals. Furthermore, despite the funeral contract volume decline impacted by the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy.
Gross profit for the three months ended September 30, 2024 increased $8.1 million compared to the three months ended September 30, 2023, primarily due to the increase in revenue from our cemetery segment, as well as increases in gross profit margins from both segments, as we continue to successfully execute on our cost management initiatives.
Net income for the three months ended September 30, 2024 increased $5.2 million compared to the three months ended September 30, 2023. We experienced an $8.1 million increase in gross profit and a $1.2 million decrease in interest expense, which was partially offset by a $2.9 million increase in income tax expense and a $0.9 million increase in general, administrative and other expenses.
Revenue for the nine months ended September 30, 2024 increased $22.8 million compared to the nine months ended September 30, 2023. We experienced a 28.2% increase in the number of preneed interment rights (property) sold and an 8.4% increase in the average price per interment right sold. Additionally, we experienced a 4.1% decrease in funeral contract volume, which was partially offset by a 3.7% increase in the average revenue per funeral contract. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic goals. Furthermore, despite the funeral contract volume decline impacted by the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy.
Gross profit for the nine months ended September 30, 2024 increased $20.1 million compared to the nine months ended September 30, 2023, primarily due to the increase in revenue from our cemetery segment, as well as increases in gross profit margins from both segments, as we continue to successfully execute on our cost management initiatives.
Net income for the nine months ended September 30, 2024 increased $1.3 million compared to the nine months ended September 30, 2023. We experienced a $20.1 million increase in gross profit and a $2.1 million decrease in interest expense, which was partially offset by a $15.4 million increase in general, administrative and other expenses, primarily composed of one-time costs related to executive severance payments and our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives and a $3.9 million increase in income tax expense.
Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended September 30, 2024 issued on October 30, 2024, and discussed in the corresponding earnings conference call. The Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Gross profit	$35,490	$27,412	$109,745	$89,669

Cemetery property amortization	1,957	1,318	6,273	4,411
Field depreciation expense	3,411	3,634	10,283	10,546
Regional and unallocated funeral and cemetery costs	4,085	3,771	12,172	13,339
Adjusted operating profit(1)	$44,943	$36,135	$138,473	$117,965

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Funeral Home	$25,097	$23,962	$81,966	$76,875
Cemetery	19,846	12,173	56,507	41,090
Adjusted operating profit	$44,943	$36,135	$138,473	$117,965

Adjusted operating profit margin(1)	44.6%	39.9%	45.2%	41.6%

(1)	Adjusted operating profit margin is defined as operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2024 and 2023.
The term “operating” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the funeral home segment refers to six funeral homes we sold and three funeral homes we merged with other businesses we own in existing markets during the nine months ended September 30, 2024, and two funeral homes we sold and one funeral home we merged with another business we own in an existing market during the nine months ended September 30, 2023.
The term “divested” when discussed in the cemetery segment refers to one cemetery we sold during the nine months ended September 30, 2024, and two cemeteries we sold during the nine months ended September 30, 2023.
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

Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended September 30,
	2024	2023
Revenue:
Operating	$59,347	$58,533
Divested	—	882
Ancillary	1,046	1,156
Other	3,309	2,055
Total	$63,702	$62,626

Adjusted operating profit (loss):
Operating	$22,384	$21,871
Divested	(160)	165
Ancillary	156	147
Other	2,717	1,779
Total	$25,097	$23,962

The following consolidated operating measures reflect the significant metrics over this comparative period:

Contract volume	10,713	11,058
Average revenue per contract, excluding preneed funeral trust earnings	$5,540	$5,373
Average revenue per contract, including preneed funeral trust earnings	$5,689	$5,522
Cremation rate	60.7%	59.5%
Funeral home operating revenue increased $0.8 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in operating revenue is primarily driven by a 3.1% increase in the average revenue per contract excluding preneed interest, offset by a 3.1% decrease in contract volume. Despite the funeral contract volume decline impacted by the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy.
Funeral home adjusted operating profit for the three months ended September 30, 2024 increased $0.5 million when compared to the same period in 2023, primarily due to the increase in operating revenue, as well as a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 30 basis points to 37.7%. Operating expenses as a percentage of revenue decreased 0.4%, with the largest decrease in salaries and benefits expenses, while other operating expenses remained relatively flat. This reflects the continued progress we have made successfully executing on our cost management initiatives this quarter.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses, decreased $0.1 million, while ancillary adjusted operating profit remained flat for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in ancillary revenue is primarily due to a decision to cease the operations of a cremation focused business at our Bakersfield, CA business, which did not contribute materially to adjusted operating profit.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $1.3 million and $0.9 million, respectively, for the three months ended September 30, 2024, compared to the same period in 2023. These increases are primarily due to an increase of $1.3 million in our general agency commission income earned on the sale of preneed insurance policies in the third quarter of 2024. compared to the same period in 2023. This is primarily due to our continued focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Nine months ended September 30,
	2024	2023
Revenue:
Operating	$185,150	$183,673
Divested	916	3,323
Ancillary	3,375	3,445
Other	9,687	6,775
Total	$199,128	$197,216

Adjusted operating profit (loss):
Operating	$73,277	$69,749
Divested	(125)	809
Ancillary	522	366
Other	8,292	5,951
Total	$81,966	$76,875

The following consolidated operating measures reflect the significant metrics over this comparative period:

Contract volume	33,483	34,904
Average revenue per contract, excluding preneed funeral trust earnings	$5,557	$5,357
Average revenue per contract, including preneed funeral trust earnings	$5,720	$5,514
Cremation rate	59.8%	59.0%
Funeral home operating revenue increased $1.5 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in operating revenue is primarily driven by a 3.7% increase in the average revenue per contract excluding preneed interest, which was partially offset by a 4.1% decrease in contract volume. Despite the funeral contract volume decline impacted by the COVID-19 related pull forward effect, we continue to increase our average revenue per funeral contract through the successful execution of our enhanced pricing strategy, which was the primary driver in funeral revenue growth this year.
Funeral home adjusted operating profit for the nine months ended September 30, 2024, increased $3.5 million when compared to the same period in 2023, primarily due to the increase in operating revenue, as well as a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 160 basis points to 39.6%. Operating expenses as a percentage of revenue decreased 1.6%, with the largest decreases in salaries and benefits expenses of 0.9%, other funeral costs of 0.2% and promotional expenses of 0.2%, which reflects the continued progress we have made successfully executing on our cost management initiatives this year.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses decreased $0.1 million, while ancillary adjusted operating profit increased $0.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The lack of growth in ancillary revenue is primarily due to a decision to cease the operations of a cremation focused business at our Bakersfield, CA business, which did not contribute materially to adjusted operating profit.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $2.9 million and $2.3 million, respectively, for the nine months ended September 30, 2024, compared to the same period in 2023. These increases are primarily due to an increase of $2.9 million in our general agency commission income earned on the sale of preneed insurance policies through the third quarter of 2024, compared to the same period in 2023. This is primarily due to our continued focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023.

Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended September 30,
	2024	2023
Revenue:
Operating	$32,988	$24,315
Divested	—	265
Other	3,997	3,288
Total	$36,985	$27,868

Adjusted operating profit (loss):
Operating	$15,883	$8,980
Divested	(3)	27
Other	3,966	3,166
Total	$19,846	$12,173

The following consolidated operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	70.0%	62.0%
Preneed revenue (in thousands)	$23,207	$15,168
Atneed revenue (in thousands)	$9,781	$9,412
Number of preneed interment rights sold	3,511	2,785
Average price per interment right sold	$5,360	$5,134
Cemetery operating revenue increased $8.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, as we experienced a 26.1% increase in the number of preneed interment rights (property) sold and a 4.4% increase in the average price per interment right sold. Cemetery atneed revenue, which represents approximately 30.0% of our total operating revenue, increased $0.4 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in delivered merchandise and services across our cemetery portfolio. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic objectives.
Cemetery adjusted operating profit increased $6.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to the increase in operating revenue, as well as a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 1,120 basis points to 48.1%. Operating expenses as a percentage of revenue decreased 11.5%, with the largest decreases in salaries and benefits expenses of 4.7%, promotional expense of 2.9%, merchandise costs of 1.4%, allowance for credit losses of 1.2% and general and administrative costs of 0.9%, which reflects the continued progress we have made successfully executing on our cost management initiatives this quarter.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, increased $0.7 million and $0.8 million, respectively, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to market performance in our perpetual care trust fund and an increase in realized gains on preneed merchandise and services that were delivered in the third quarter of 2024 compared to the same period of 2023.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Nine months ended September 30,
	2024	2023
Revenue:
Operating	$95,339	$74,465
Divested	154	904
Other	11,877	11,101
Total	$107,370	$86,470

Adjusted operating profit (loss):
Operating	$44,900	$30,163
Divested	(35)	187
Other	11,642	10,740
Total	$56,507	$41,090

The following consolidated operating measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	69.0%	63.0%
Preneed revenue (in thousands)	$66,150	$47,016
Atneed revenue (in thousands)	$29,343	$28,353
Number of preneed interment rights sold	11,127	8,680
Average price per interment right sold	$5,408	$4,990
Cemetery operating revenue increased $20.9 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as we experienced a 28.2% increase in the number of preneed interment rights (property) sold and an 8.4% increase in the average price per interment right sold. Cemetery atneed revenue, which represents approximately 31.0% of our total operating revenue, increased $1.0 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to an increase in delivered merchandise and services across our cemetery portfolio. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic objectives.
Cemetery adjusted operating profit increased $14.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to the increase in operating revenue, as well as a decrease in operating expenses as a percentage of revenue. The comparable operating profit margin increased 660 basis points to 47.1%. Operating expenses as a percentage of revenue decreased 6.7%, with the largest decreases in salaries and benefits expenses of 3.8%, merchandise costs of 0.8%, allowance for credit losses of 0.5% and promotional expense of 0.4%, which reflects the continued progress we have made successfully executing on our cost management initiatives this quarter.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, increased $0.8 million and $0.9 million, respectively, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. These increases are primarily due to an increase in market performance in our perpetual care trust fund, an increase in realized gains on preneed merchandise and services that were delivered in the third quarter of 2024, and an increase finance charge revenue related to the increase in cemetery sales during the current year.
Cemetery property amortization. Cemetery property amortization totaled $2.0 million and $6.3 million for the three and nine months ended September 30, 2024, respectively, an increase of $0.6 million and $1.9 million compared to the same periods in 2023, primarily driven by the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.4 million and $10.3 million for the three and nine months ended September 30, 2024, respectively, a decrease of $0.2 million and $0.3 million compared to the same periods in 2023, primarily driven by our business decision in 2023 to lease vehicles rather than purchase them.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure.
Regional and unallocated funeral and cemetery costs totaled $4.1 million for the three months ended September 30, 2024, an increase of $0.3 million compared to the same period in 2023, primarily driven by an increase in leadership and development expenses as we focus on the continued education of our teams to ensure the successful implementation of our various initiatives.
Regional and unallocated funeral and cemetery costs totaled $12.2 million for the nine months ended September 30, 2024, a decrease of $1.2 million compared to the same period in 2023, primarily driven by a decrease in incentive compensation costs.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $12.2 million for the three months ended September 30, 2024, an increase of $0.9 million compared to the same period in 2023, primarily driven by the following: i) a $1.1 million expected increase in other professional fees primarily related to the development of our digital transformation project; ii) a $0.3 million increase primarily related to consulting fees paid to our former Executive Chairman of the Board pursuant to his Transition Agreement and to our former Chief Financial Officer pursuant to his Separation and Release Agreement, and iii) a $0.4 million net increase in all other expenses. These increases were offset by a $0.9 million decrease in consulting fees related to the Company's previously concluded review of strategic alternatives.
General, administrative and other expenses totaled $47.0 million for the nine months ended September 30, 2024, an increase of $15.4 million compared to the same period in 2023, primarily driven by the following: i) a $6.2 million increase in salary and benefits expenses and cash and equity incentive compensation costs, primarily driven by the termination expense of our former Executive Chairman of the Board pursuant to his Transition Agreement and termination expense for our former Chief Financial Officer pursuant to his Separation and Release Agreement; ii) a $5.2 million increase primarily related to our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives; iii) a $3.1 million expected increase in other professional fees primarily related to the development of our digital transformation project; iv) a $0.6 million increase related to consulting fees paid to our former Executive Chairman of the Board pursuant to his Transition Agreement and our former Chief Financial Officer pursuant to his Separation and Release Agreement; and v) a $0.3 million net increase in all other expenses.
Net loss on divestitures, disposals and impairments charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (gain) loss on divestitures	$(295)	$24	$1,214	$106
Impairment of intangibles and PPE	637	211	637	454
Net loss on disposals of fixed assets	45	188	104	369
Total	$387	$423	$1,955	$929
During the nine months ended September 30, 2024, we sold six funeral homes and one cemetery for an aggregate loss of $1.2 million. We also recognized an impairment of $0.6 million as a result of our 2024 qualitative assessment of tradenames and an impairment of $40 thousand related to property, plant and equipment for assets held for sale.
During the nine months ended September 30, 2023, we sold two funeral homes and two cemeteries for an aggregate loss of $0.1 million. We also recognized an impairment of $0.2 million as a result of our 2023 qualitative assessment of tradenames and an impairment of $0.2 million related to property, plant and equipment for assets held for sale.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Senior Notes	$4,424	$4,416	$13,266	$13,244
Credit Facility	3,335	4,647	11,050	13,402
Finance leases	119	137	366	345
Acquisition debt	102	70	309	212
Other	55	8	80	10
Total	$8,035	$9,278	$25,071	$27,213
Net gain on property damage, net of insurance claims. During the nine months ended September 30, 2024, we recorded a $0.4 million gain, net of insurance proceeds, for damages from Hurricane Ian, which occurred during the third quarter of 2022. We did not record any gain or loss activity during the three months ended September 30, 2024.

During the three and nine months ended September 30, 2023, we recorded a $0.4 million and $0.3 million gain, respectively, net of insurance proceeds, for damages from Hurricane Ian, which occurred during the third quarter of 2022.
Other, net. During the nine months ended September 30, 2023, we recorded a $0.6 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the three months ended September 30, 2023.
Income taxes. Income tax expense totaled $5.0 million for the three months ended September 30, 2024, an increase of $2.9 million compared to the same period in 2023, primarily driven by an increase in tax expense on discrete items related to equity. Our operating tax rate before discrete items was 33.2% and 30.4% for the three months ended September 30, 2024 and 2023, respectively.
Income tax expense totaled $12.9 million for the nine months ended September 30, 2024, an increase of $3.9 million compared to the same period in 2023, primarily driven by an increase in tax expense on discrete items related to equity. Our operating tax rate before discrete items was 33.2% and 28.9% for the nine months ended September 30, 2024 and 2023, respectively.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at September 30, 2024 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at September 30, 2024 are presented in Part 1, Item 1, Financial Statements, Note 8 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 0.86% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. At September 30, 2024, we had outstanding borrowings under the Credit Facility of $140.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. Pursuant to our Credit Facility, as amended, we have the option to pay interest under the Credit Facility at either prime rate or the Term SOFR rate plus an applicable margin based on our leverage ratio. At September 30, 2024, the prime rate margin was equivalent to 1.50% and the SOFR term margin was 2.60%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.4 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time before May 15, 2024, we may also redeem all or part of the Senior Notes at the redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption. At September 30, 2024, the carrying value of the Senior Notes on our Consolidated Balance Sheet was $396.4 million and the fair value of the Senior Notes was $371.4 million based on the last traded or broker quoted price, reported by Financial Industry Regulatory Authority. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non-interest bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.
Item 4.Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at September 30, 2024 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of September 30, 2024, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

July 1, 2024 - July 31, 2024	—	$—	—	$48,898,769
August 1, 2024 - August 31, 2024	—	$—	—	$48,898,769
September 1, 2024 - September 30, 2024	—	$—	—	$48,898,769
Total for quarter ended September 30, 2024	—		—

(1)	See Part I, Item 1, Financial Statements, Note 14 for additional information on our publicly announced share repurchase program.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2024, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K.
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

CARRIAGE SERVICES, INC.
Date:	November 1, 2024	/s/ Kathryn Shanley
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

10.1
Fourth Amendment to First Amended and Restated Credit Agreement dated as of July 31, 2024, among Carriage Services, Inc., the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2024.

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