Form 10-K
period 2024-12-31
CARRIAGE SERVICES INC
filed 2025-02-28
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2024

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $395.0 million based on the closing price of $26.84 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 24, 2025 was 15,649,702.
DOCUMENTS INCORPORATED BY REFERENCE
_____________________________________
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive proxy statement or an amendment to this report, which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY NOTE
Certain statements and information in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, cost inflation, overhead, including talent recruitment, field and corporate incentive compensation, preneed sales or other financial items; any statements of the plans, strategies, objectives and timing of management for future operations or financing activities, including, but not limited to, capital allocation, organizational performance, execution on our strategic objectives and growth strategy, planned divestitures, technology improvements, product development, the ability to obtain credit or financing, anticipated integration, performance and other benefits of recently completed acquisitions, and cost management and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•our ability to find and retain skilled personnel;
•the effects of our talent recruitment efforts, incentive and compensation plans and programs, including such effects on our Standards Operating Model and the Company’s operational and financial performance;
•our ability to execute our strategic objectives and growth strategy, if at all;
•the potential adverse effects on the Company’s business, financial and equity performance if management fails to meet the expectations of its strategic objectives and growth strategy;
•the execution of our Standards Operating Model and strategic acquisition framework;
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
•our ability to meet the timing, objectives and expectations related to our capital allocation framework, including our forecasted rates of return, planned uses of free cash flow and future capital allocation, including debt repayment plans, internal growth projects, potential strategic acquisitions, dividend increases, or share repurchases;
•our ability to meet the projected financial and performance guidance to our full year outlook, if at all;

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
•the potential impact of epidemics and pandemics, including any new or emerging public health threats, on customer preferences and on our business;
•government, social, business and other actions that have been and will be taken in response to pandemics and epidemics, including potential responses to any new or emerging public health threats;
•effects and expense of litigation;
•consolidation in the funeral and cemetery industry;
•our ability to identify and consummate strategic acquisitions, if at all, and successfully integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto;
•the effects of any imposition or changes in tariffs or trade agreements including, but not limited to, any increased inflationary pressures on the economy or costs for our goods, and our ability, if at all, to mitigate such effects;
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
At December 31, 2024, we operated 162 funeral homes in 26 states and 31 cemeteries in 11 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
COMPANY DEVELOPMENTS
Board of Directors and Leadership Changes
On February 22, 2024, the Board of Directors (the “Board”) of the Company announced the conclusion of the Company’s review of strategic alternatives following the Board’s vote on February 21, 2024, to bring the strategic review process to a close. The strategic review process was first announced on June 29, 2023, which was overseen by the Board with assistance from experienced financial advisors and legal counsel. The Board unanimously determined that continuing to execute on the Company’s strategic plan as an independent, public company was in the best interests of the Company and its stockholders at that time.
February 22, 2024 (the “Transition Date”), the Company announced that Melvin C. Payne, the Company’s founder and former Chief Executive Officer, would cease to serve as Executive Chairman of the Board, but would remain on the Board until the Company’s 2024 annual meeting of stockholders, when the term for Class I directors is scheduled to expire. Beginning on the Transition Date, Mr. Payne began serving as a special advisor to the Board and senior management in a consulting role.
In connection with Mr. Payne’s termination of employment, the employment-related provisions of his Employment Agreement with the Company, dated as of November 5, 2019, (as amended prior to the Transition Date, the “Employment Agreement”) terminated on the Transition Date.
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
All of the payments and benefits provided under the Transition Agreement are subject to Mr. Payne’s continued compliance with certain confidentiality, non-competition, non-solicitation and non-disparagement provisions of the Employment Agreement, as well as compliance by Mr. Payne and his spouse with their respective Releases. The Transition Agreement may be terminated by the Company upon the material breach of the Transition Agreement, the surviving provisions of the Employment Agreement or either of the Releases. Upon Mr. Payne’s death, any consulting fee payments would be paid to his estate.

On March 7, 2024, upon the recommendation of the Corporate Governance Committee of the Company, the Board realigned the Company’s classes of directors to provide for equal apportionment among the three classes as a result of the previous announcement of Mr. Payne, a then Class I director, would remain on the Board until the Company’s 2024 annual meeting of stockholders, at which time his term would expire. To facilitate the class realignment, on March 7, 2024, Julie Sanders resigned from the Board as a Class II director (term expiring in 2025), and, effective as of March 7, 2024, was re-elected by the Board to serve as a Class I director until the Company’s 2024 annual meeting of shareholders. Ms. Sanders continued to serve on the Audit, Compensation and Corporate Governance Committees of the Board.
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
Effective March 25, 2024, Kathryn Shanley was appointed to serve as the Company’s Chief Accounting Officer (Principal Accounting Officer). In connection with the appointment of Ms. Shanley as the Company’s Chief Accounting Officer (Principal Accounting Officer), effective March 25, 2024, L. Kian Granmayeh ceased serving as the Company’s Principal Accounting Officer. At that time, Mr. Granmayeh continued to serve as the Company’s Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer).
On April 2, 2024, the Board revised the Director Compensation Policy to provide that each independent director is entitled to a quarterly retainer of $37,500 payable in cash and/or unrestricted shares of our common stock at the end of each quarter. The chair of the Board, so long as he or she is an independent director, and the chair of our Audit Committee shall be entitled to an additional annual retainer of $20,000, the chair of our Compensation Committee is entitled to an additional annual retainer of $15,000, and the chair of our Corporate Governance Committee is entitled to an additional annual retainer of $10,000, which are payable in quarterly installments at the end of each quarter.
On May 14, 2024, the Board elected Julie Sanders to serve as chair of the Board’s Corporate Governance Committee, effective on that date, which was a result of the previous announcement of Chad Fargason, the prior chair of the Corporate Governance Committee, being elected to serve as the Company’s Non-Executive Chairman of the Board, effective March 7, 2024.
On June 6, 2024, L. Kian Granmayeh informed the Company that he would resign from his position as Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) effective July 1, 2024 and would serve as a consultant for the Company for six months thereafter. Mr. Granmayeh’s resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices, including any matters concerning the Company’s controls or any financial or accounting-related matters or disclosures.
In connection with Mr. Granmayeh’s resignation, the Company’s Board appointed Kathryn Shanley, the Company’s Chief Accounting Officer (Principal Accounting Officer) as the Company’s Interim Principal Financial Officer, effective June 6, 2024, until a permanent replacement was identified. No new compensatory arrangements were entered into with Ms. Shanley in connection with her appointment as the Company’s interim Principal Financial Officer.
On October 30, 2024, the Board elected Dr. Edmondo Robinson to serve as a Class II Director until the Company’s 2025 annual meeting of stockholders. Dr. Robinson was appointed to serve as a member of the Compensation, Audit and Corporate Governance Committees.
Effective January 2, 2025, John Enwright was appointed to serve as the Company’s Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer). In connection with the appointment of Mr. Enwright as the Company’s Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer), effective January 2, 2025, Kathryn Shanley ceased serving as the Company’s Interim Principal Financial Officer. Ms. Shanley continues to serve as the Company’s Chief Accounting Officer (Principal Accounting Officer).
Code of Business Conduct and Ethics
Effective October 30, 2024, our Board, on the recommendation of the Board’s Audit Committee, approved various amendments to the Company’s Code of Business Conduct and Ethics (the “Code”), which applies to all directors, officers and employees of the Company and its subsidiaries. In addition to making certain technical and administrative updates, the amendments to the Code include, among other things, summarizing and clarifying the Company’s existing compliance requirements and also identifies and expands upon certain policies, including those related to suppliers and vendors, environmental, and discrimination, retaliation and harassment. The approval of the amendments to the Code did not relate to or result in any waiver, whether explicit or implicit, of any provision of the prior version of the Code. A copy of the Code, as amended, is available on the Corporate Governance section of our website.

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
Divestitures
During the year ended December 31, 2024, we sold six funeral homes, one cemetery and real property for an aggregate of $12.0 million for a net loss of $1.2 million.
OUR OPERATIONS
See Part II, Item 8, Financial Statements and Supplementary Data, Note 20 for segment data related to our operations.
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
Approximately 15% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales. In 2023, we entered into an exclusive partnership agreement with a national insurance provider to market and sell prearranged funeral services, for which we received a $6.0 million incentive payment. The incentive payment is subject to partial claw-back if certain preneed funeral sales volumes are not met within the ten-year term of the agreement. As such, we recognize the incentive payment in proportion to our achieved preneed funeral sales volume per the agreement at each reporting period. We have recognized $0.4 million of this incentive payment to-date.
This partnership agreement is projected to double our commission income in 2025, while expanding our market share across our funeral home portfolio. We are projecting this partnership to help drive year-over-year growth in preneed funeral sales of 20% over the next five years.

Trust funded contracts typically provide cash that is invested in various securities with the expectation that returns will exceed the growth factor in the insurance contracts. The cash flow and earnings from insurance contracts are more stable, but are generally lower than traditional trust fund investments. In markets that depend on preneed sales for market share, we supplement the arrangements written by our local funeral directors with sales sourced by our own sales counselors and by third-party sellers. We sold 10,750 and 10,511 preneed funeral contracts, net of cancellations, during the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, we had a backlog of 102,799 preneed funeral contracts to be delivered in the future.
In addition to preneed funeral contracts, we also offer “pre-planned” funeral arrangements whereby a customer determines in advance substantially all of the details of a funeral service without any financial commitment or other obligation on the part of the customer until the actual time of need. Pre-planned funeral arrangements permit a family to avoid the burden of making deathcare plans at the time of need and enable a funeral home to establish relationships with a customer that may eventually lead to an atneed sale.
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
Approximately 63% of our cemetery operating revenue is derived from preneed property sales. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and interment rights prior to death through full time, highly motivated and entrepreneurial local sales teams. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries, including the development of standardized sales systems across our portfolio of cemeteries, in order to focus on growth of our preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income may have a significant impact on our preneed sales success rate. Cemetery revenue that originated from preneed contracts represented approximately 69% and 63% of our total cemetery revenue for 2024 and 2023, respectively. At December 31, 2024, we had a backlog of 69,408 preneed cemetery contracts to be delivered in the future.
Trust Funds and Insurance Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions that we select. Investment management and advisory services are provided either by our wholly owned registered investment advisory firm (“CSV RIA”) or by independent financial advisors. As of December 31, 2024, CSV RIA provided these services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that provides guidance on asset allocation, investment requirements, investment manager selection and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets complies with applicable laws.
Preneed sales generally require deposits to a trust or purchase of a third-party insurance product. Trust fund income earned, along with the receipt and recognition of any insurance benefits, are not reflected in our revenue until the service is performed or the merchandise is delivered. Trust fund holdings and deferred revenue are reflected on our Consolidated Balance Sheets, while our insurance funded contracts are not reflected on our Consolidated Balance Sheets. In most states, we are not permitted to withdraw principal or investment income from such trusts until the service is performed. Additionally, in most states, regulations require a portion (generally 10%) of the sale amount of cemetery property and memorials to be placed in a perpetual care trust. The income from these perpetual care trusts provides funds necessary to maintain cemetery property and memorials in perpetuity.
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 8 and 9.

BUSINESS STRATEGY
Our operations and business strategy are founded on the shared values of honesty, integrity and a belief in the power of people. This foundation unites us in our purpose statement: “Creating premier experiences through innovation, empowered partnership, and elevated service,” which is built upon the execution of our three foundational strategic objectives; Disciplined Capital Allocation, Purposeful Growth and Relentless Improvement. These strategic objectives guide our decision making and ensure we remain at the forefront of funeral and cemetery innovation. Our purpose statement is a testament to our unwavering commitment across all areas of our operations, emphasizing our dedication to innovation, partnership, and exceptional service delivery.
Our first strategic objective is Disciplined Capital Allocation. This strategic approach ensures our investments are focused on areas with the highest potential for returns, laying the groundwork for sustainable success and long-term value creation. This disciplined investment strategy is pivotal in navigating the Company's path toward sustainable growth and profitability.
Purposeful Growth, our second strategic objective, transcends mere expansion, emphasizing strategic and thoughtful planning. This approach to business development is not about increasing our size, but rather, enhancing our revenue and financial health through strategic, thoughtful, and data driven planning. It signifies our commitment to growing with intent and enriching our Company’s value proposition organically and through strategic partnerships.
Finally, at the heart of our ethos lies our third strategic objective, Relentless Improvement and a commitment to the pursuit of excellence in all that we do. This strategic objective champions the idea that every day presents a new opportunity to refine our processes, prioritize efficiencies, enhance our service, and exceed our prior achievements. It embodies our dedication to continuous advancement and is the essence of our purpose statement.
These three strategic objectives are more than strategic imperatives. They represent our commitment to pursue excellence relentlessly, innovate with purpose, and redefine industry standards through superior service.
As part of our strategic objectives during 2024, we focused on the following:
Enhanced local brands: We are committed to reinforcing the identity and presence of our local brands. We can strengthen customer connections and loyalty by tailoring services to each community’s unique character and needs. We expect to continue investing in brand-specific strategies highlighting local heritage and fostering deeper community engagement, which we believe ultimately enhances our competitive advantage across various markets.
Maximized evolving preferences: By recognizing the dynamic nature of consumer preferences, we have and will continue to actively adapt our offerings to align with current and emerging trends. We believe our agile approach to the various markets we serve demands that we always look ahead, delivering services that we believe resonate with our customers’ evolving needs and expectation.
Strategic mergers and acquisitions: We aim to further expand its market reach and enhance its service portfolio through inorganic growth. We will continue to identify and pursue acquisition opportunities in strategic growth markets that we believe promise the highest returns, with the expectation our integration of each new asset in a manner that will fortify our market positioning and drives shareholder value. The growth profile we have established through our acquisitions over the last five years, serves as a good example of our focus on high quality, premier assets with significant growth potential.
Preneed funeral and cemetery sales: We continue intensifying our efforts in pre-need sales to provide greater education and peace of mind to our customers and their families. By offering comprehensive pre-planning services, we believe we will smooth the path for the future needs of our customers and secure a long-term revenue stream.
Relentless improvement: Continuous improvement is at the heart of our reinvigorated operational philosophy. By adopting a kaizen mindset, we are committed to incremental improvements in every aspect of our business. We believe this proactive approach ensures efficiency, quality, and customer satisfaction. Further, it highlights our commitment to operational efficiency and effectiveness, enhancing productivity, reducing costs, and uncovering new opportunities. It aligns with our Relentless Improvement objective and underscores our dedication to excellence.
Passion for service and “Wow” playbook: We believe our unwavering passion for service excellence sets us apart. We have developed a “Wow” playbook, a guide to delivering exceptional experiences that should exceed customer expectations at selected customer touchpoints. We believe training and empowering our staff to create “Wow” moments ensures a service level that cultivates enduring customer relationships. For this purpose, we created the Director of Customer Care role, reflects our heightened focus on service excellence. This role will focus on developing hospitality concepts, creating key performance indicators for customer experience, and implementing our “Wow” playbook. This initiative underscores our commitment to improving service delivery, ensuring every interaction reflects our dedication to exceeding expectations.
“Trinity,” our digital transformation project: We are currently streamlining processes to put our customers at the forefront of every decision. This integrated system, known as “Trinity,” will provide comprehensive insights into customer interactions, enabling personalized service and fostering customer loyalty. Each of these initiatives reinforces our commitment to excellence and innovation. We feel confident in our strategic direction and look forward to building a future that promises differentiation, customer loyalty, and sustainable success, all while achieving our goal of driving shareholder value.
COMPETITION
The funeral and cemetery industry has been, and remains, highly competitive. The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries with operations in the United States are Service Corporation International (“SCI”), and Carriage. We believe these two companies collectively represent approximately 23% of funeral and cemetery revenue in the United States. Independent businesses, along with other privately-owned consolidators, represent the remaining 77% of industry revenue.
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
SEASONALITY
Our business can be affected by seasonal fluctuations in the death rate, with number of deaths generally higher during the winter months due to the higher incidences of death from influenza and pneumonia as compared to other periods of the year. Seasonal fluctuations in the death rate may be further affected by epidemics and pandemics, including any new or emerging public health threats. These unexpected fluctuations may not only increase death rates during the affected period, but also may subsequently decrease death rates following the affected period as a result of an acceleration of death rates. As a result, we are unable to predict or forecast the duration or variation of the current death rate with any certainty.
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
Environmental. Our operations are also subject to certain federal, regional, state and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on current and past owners or operators of facilities where hazardous substance releases occurred and anyone who transported or disposed or arranged for the transportation or disposal of hazardous substances released into the environment from such sites. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and above ground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws as well as potential liabilities for damages to properties or persons. Failure to comply with environmental laws and regulations could result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting some or all of our activities in affected areas. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in compliance with existing environmental laws and regulations, we cannot assure that we will not incur substantial costs in the future.
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
As of December 31, 2024, we and our subsidiaries employed 2,420 employees, of whom 1,200 were full-time and 1,220 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.

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
Funeral home and cemetery businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established customer family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. Our ability to attract and retain Managing Partners, sales force and other personnel is an important factor in achieving future success. We can give no assurance that we can retain these employees or that these relationships will drive market share. Our inability to attract and maintain qualified and productive Managing Partners and sales force employees could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed these standards, which are updated from time to time, according to criteria, each with a different weighting, designed around market share, high-value services and operational and financial metrics. We also incentivize our Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improving field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. Failure to successfully implement our Standards Operating Model in our funeral and cemetery operations could have a material adverse effect on our financial condition, results of operations and cash flows.

Our ability to execute our growth strategy is highly dependent upon our ability to successfully identify suitable acquisition candidates and negotiate transactions on favorable terms.
There is no assurance that we will be able to continue to identify acquisition candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us, and even if we do, we may not be able to successfully complete the transaction or integrate the new business into our existing business. We intend to apply standards established under our strategic acquisition framework to evaluate acquisition candidates, and there is no assurance that we will continue to be successful in doing so or that we will find attractive candidates that satisfy these standards. Due in part to the presence of competitors who have been in certain markets longer than we have, such acquisitions or investments may be more difficult or expensive than we anticipate.
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
The funeral and cemetery industry is characterized by a large number of locally owned, independent operations in the United States and a large number of operations owned by publicly and privately held funeral home and cemetery consolidators. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, we must market ourselves in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent and publicly held funeral service and cemetery operators, monument dealers, casket retailers, low-cost providers, and other nontraditional providers of merchandise and services. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Preneed funeral trust funds	11.1%	17.3%	1.0%
Preneed cemetery trust funds	12.7%	19.1%	0.7%
Perpetual care trust funds	13.2%	20.2%	(0.2)%
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

New or revised tax laws or regulations could have a material effect on our financial statements.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, amended, or applied in a manner that has a material effect on us, which could materially impact our business and financial condition.
For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law which includes a tax and spending package that introduced several tax-related provisions, including a 15% corporate alternative minimum tax on corporations that have an average of $1 billion adjusted financial statement income over a consecutive three-year period and a 1% excise tax on certain corporate stock repurchases. The impact of these provisions became effective for our Company beginning on January 1, 2023. We have reviewed and assessed the provisions of the IRA, and we do not currently believe that the IRA will have a material impact on our business, operating results, and financial condition. We will continue to evaluate the impact of the IRA, along with any other new or revised tax laws or regulations, as such information becomes available.
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
Declines in the number of deaths could cause atneed sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenue. Although the United States Bureau of the Census estimates that the number of deaths in the United States will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. For example, our business can be affected by seasonal fluctuations in the death rate, with number of deaths generally higher during the winter months due to the higher incidences of death from influenza and pneumonia as compared to other periods of the year. Seasonal fluctuations in the death rate may be further affected by epidemics and pandemics, including any new or emerging public health threats. These unexpected fluctuations may not only increase death rates during the affected period, like we saw with the recent COVID-19 pandemic, but also may subsequently decrease death rates following the affected period as a result of an acceleration of death rates. As a result, we are unable to predict or forecast the duration or variation of the current death rate with any certainty, including the potential impact of epidemics and pandemics on the death rate, including any new or emerging public health threats. Any future variations of the death rate may cause our revenue to fluctuate and our results of operations to lack predictability.
The increasing number of cremations in the United States could cause revenue to decline because we could lose market share to firms specializing in cremations and because our average revenue for cremations is lower than that for traditional burials.
Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the United States. Industry studies indicate that the percentage of cremations has increased every year, and this trend is expected to continue into the future. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenue to firms specializing in cremations. Additionally, our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Moreover, if we do not maintain compliance with our continuing obligations or any covenants, terms and conditions of the Credit Facility, we could be in default and required to repay outstanding borrowings on an accelerated basis, which could subject us to decreased liquidity and other negative impacts on our business, results of operations and financial condition. It may be difficult for us to find an alternative lending source under these circumstances. Without access to borrowings under the Credit Facility, our liquidity would be adversely affected, and we would lack sufficient working capital to operate our business as presently conducted. Any disruption in access to credit could force us to take measures to conserve cash and take steps to raise additional funds, which could have negative impacts on our business, results of operations, financial condition and for our stockholders. For example, if we raised additional funds through issuing additional equity securities, our stockholders may experience significant dilution, and the price of our common stock may decline.
Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations.
Our indebtedness requires significant interest and principal payments. As of December 31, 2024, we had $542.5 million of total debt (excluding debt issuance costs, debt discounts and lease obligations), consisting of $5.5 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses and real property we purchased), $400.0 million of our Senior Notes and $137.0 million of outstanding borrowings under our Credit Facility, with $110.8 million of availability under our Credit Facility after giving effect to $2.2 million of outstanding letters of credit.
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
We may incur additional indebtedness in the future. The terms of our Credit Facility and the Indenture governing our Senior Notes will limit, but not prohibit, us from incurring additional indebtedness. Additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also do not prevent us or our subsidiaries from incurring obligations, such as trade payables, which do not constitute indebtedness as defined under our debt agreements. To the extent new debt is added to our current debt levels, the leverage risks associated with our indebtedness would increase.
GENERAL RISKS
Economic Conditions and Natural Disasters
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, effective February 4, 2025, the U.S. government implemented an additional tariff on goods being imported from China and announced additional tariffs for goods imported into the United States from Mexico and Canada beginning in March 2025. We cannot predict what additional changes to trade policy will be made by the presidential administration or Congress, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could result in additional inflationary pressures on the U.S. economy and increase the costs of goods we offer our customers and may negatively impact the supply chain on which we depend to supply merchandise to our funeral home and cemetery locations. Although we may take measures to mitigate the effects of these impacts, if these measures are not effective, there can be no assurance that such changes in U.S. trade policy or in laws and policies governing foreign trade would not materially and adversely affect our business, financial condition, results of operations and liquidity.
We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure or by reducing the amount of discretionary income consumers have available to spend on our services. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, supply shortages, increased costs of labor, components, manufacturing and shipping, as well as weakening exchange rates and other similar effects. As a result of inflation, we have already experienced cost increases and surcharges from our vendors and suppliers on merchandise and goods and may continue to experience additional cost increases in the future, which could be of greater magnitude than those experienced to date. In addition, the impacts of inflation are also felt by consumers who face rising prices for a variety of goods and services, which could reduce the amount of discretionary spending that would otherwise be available to our customer families and potential customer families to spend on our services. Although we may take measures to mitigate the effects of inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
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
Our business and operational results could be adversely affected by general conditions in the U.S. economy, including conditions that are outside of our control, such as the impact of health and safety concerns from epidemics and pandemics. For example, the initial U.S. and global economic and financial conditions related to the COVID-19 pandemic resulted in extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn from a pandemic or epidemic, including any new or emerging public health threats and the related adverse economic and health consequences, could result in a variety of risks to our business, financial condition or results from operations, including weakened demand from our customer families, decreased preneed sales, increased preneed installment contract defaults, increased cremation rates, reduced access to capital and credit markets or delays in obtaining customer family payments. A weak or declining economy could also strain our supply partners. Additionally, our business relies heavily on our employees, including key employees due to the localized and personal nature of our business, and adverse events such as health-related concerns, the inability to travel and other matters affecting the general work environment could harm our business. In the event of a major disruption caused by the outbreak of pandemic diseases, or any new or emerging public health threats, we may lose the services of a number of our key employees or experience system interruptions, which could lead to impacts to our regular business operations, inefficiencies and reputational harm. Due to the uncertainty around the ultimate impacts of any epidemic or pandemic, including any new or emerging public health threats, to our business and operations, any related impact on our business and operational results cannot be reasonably estimated at this time. Any of the foregoing could harm our business and we cannot anticipate all the ways in which future epidemics and pandemics, including any new or emerging public health threats, would affect financial market conditions that could adversely impact our business.
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
Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2024 and our annual review of long-lived assets and leases at December 31, 2024, we determined that there were factors that would indicate the need to perform an additional quantitative impairment test for tradenames for certain funeral home businesses. As a result of this additional quantitative impairment test, we recorded an impairment to the tradenames of certain funeral home businesses of $0.6 million, as the carrying amount of these tradenames exceeded their fair value. We concluded that there were no impairments of our goodwill or other long-lived assets and leases.
Significant weather events, natural disasters, or catastrophic events could adversely affect our business, financial condition or results of operations.
Over forty percent of the businesses we operate are located in California, Texas and Florida, areas where natural disasters are more prevalent, including, for example, hurricanes, wildfires, flooding, earthquakes, tornadoes and droughts. Significant weather events, natural disasters or catastrophic events in these states or other key areas where our operations are concentrated could disrupt our business through injury to our employees or customer families, physical damage, closure or destruction of one or more of our locations, data centers or office facilities, or disrupt the delivery of goods or services by one or more of our vendors, any or all of which could adversely impact our operations or increase our costs, which would adversely affect our financial results.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
The Company’s cybersecurity program is designed to secure the continuity of operations and protect the privacy of company, employee and customer data. Our approach to managing cybersecurity risk and safeguarding information across our organization embeds data protection and cybersecurity risk management throughout our enterprise and daily operations. Our team maintains processes for identifying, assessing and managing material risks, including such risks from cybersecurity threats, and such processes are integrated into our overall risk management approach. Our team regularly reviews significant risks to our Company, including significant cybersecurity risks and the potential for future cybersecurity incidences. Through these reviews, we discuss the identified risks, describe the likelihood of occurrence and assess its potential impact, including the materiality thereof. As part of this exercise, mitigating measures are planned and implemented into action as necessary. As an additional feature of our cybersecurity risk management process, we have engaged an external third-party service provider to support our cybersecurity team, continuously monitoring and identifying potential threats with the ability to take immediate mitigation actions when required. In addition to these services, we conduct periodic network penetration tests conducted by an independent third-party.
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
In addition, our CIO, who has more than 25 years of industry experience and over 15 years of experience in designing and implementing cyber threat detection and mitigation strategies that adhere to NIST and ISO 27001 standards, along with the development, training and controls of effective enterprise cybersecurity programs. Additionally, our CIO oversees the implementation and compliance of our cybersecurity program and mitigation of information security related risks. Such oversight includes: (i) reviewing our enterprise risk register; (ii) maintaining adequate processes to manage the identified risks under our cybersecurity program; (iii) regularly analyzing logs of cybersecurity threats and vulnerabilities; and (iv) overseeing prevention, detection, mitigation and remediation efforts in general, including the development and maintenance of the above-mentioned incident response plan. We also maintain an experienced information technology team at the employee level that supports our CIO in implementing our cybersecurity program and internal reporting, security and mitigation functions.
ITEM 2.    PROPERTIES.
At December 31, 2024, we operated 162 funeral homes in 26 states and 31 cemeteries in 11 states. We own the real property and buildings for 140 of our funeral homes and lease 22 facilities. We own 30 cemeteries and operate one cemetery under a long-term contract with a municipality, which we refer to as a managed property. We operate 18 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 31 cemeteries that we operate have developed cemetery property of approximately 142,000 and 162,000 units available-for-sale at December 31, 2024 and 2023, respectively. In addition, we own approximately 496 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.
Our support center is located in Houston, Texas, where we lease approximately 48,000 square feet of office space.

The following table sets forth certain information as of December 31, 2024, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned	Managed
California	22	6	7	—
Connecticut	7	2	—	—
Florida	11	5	5	—
Georgia	3	—	—	—
Idaho	4	1	3	—
Illinois	2	—	1	—
Kansas	2	—	—	—
Kentucky	5	1	—	—
Louisiana	3	1	1	—
Massachusetts	7	—	—	—
Michigan	2	—	—	—
Montana	2	1	1	—
Nevada	2	—	2	1
New Jersey	1	1	—	—
New Mexico	1	—	—	—
New York	10	1	—	—
North Carolina	11	1	2	—
Ohio	4	—	—	—
Oklahoma	5	—	2	—
Pennsylvania	2	—	—	—
Rhode Island	4	—	—	—
Tennessee	4	—	—	—
Texas	15	1	5	—
Virginia	8	1	1	—
Washington	2	—	—	—
Wisconsin	1	—	—	—
Total	140	22	30	1

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to twenty years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Years Ended December 31,
	2024	2023	2022
Funeral homes at beginning of period	171	171	170
Acquisitions	—	3	6
Divestitures	(7)	(2)	(4)
Mergers of funeral homes	(2)	(1)	(1)
Funeral homes at end of period	162	171	171

Cemeteries at beginning of period	32	32	31
Acquisitions	—	2	1
Divestitures	(1)	(2)	—
Cemeteries at end of period	31	32	32
ITEM 3.    LEGAL PROCEEDINGS.
For more information regarding legal proceedings see Part II, Item 8, Financial Statements and Supplementary Data, Note 15.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” At February 24, 2025, there were 15,649,702 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 300 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 6,900 beneficial owners of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2024, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933 (as amended, the “Securities Act”) that have not been reported in a Form 8-K or Form 10-Q.
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
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Exchange Act, which totaled up to $265.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value in thousands):

	Years Ended December 31,
	2024	2023	2022
Number of Shares Repurchased	—	—	695,496
Average Price Paid Per Share	$—	$—	$49.22
Dollar Value of Shares Repurchased	$—	$—	$34,234

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2024, our share repurchase program had $48.9 million authorized for repurchases.

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2024 - October 31, 2024	—	$—	—	$48,898,769
November 1, 2024 - November 30, 2024	—	$—	—	$48,898,769
December 1, 2024 - December 31, 2024	—	$—	—	$48,898,769
Total for quarter ended December 31, 2024	—		—

(1)	See the first paragraph under the caption “Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following line graph below compares the yearly change in cumulative total stockholder return over a 5-year period on our common stock relative to the cumulative total returns of the Russell 3000 Index (the “Russell 3000”), the peer group shown in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Peer Group”), which comprised of SCI, Matthews International Corp. (“Matthews”) and Park Lawn Corporation (“Park Lawn”), and our new peer group consisting of SCI and Matthews (the “2024 Peer Group”).
We use a peer group index, as we believe there is no relevant published industry or line-of-business index that reflects the companies against which we compete in our industry. We removed Park Lawn from our 2024 Peer Group as a result of Park Lawn’s going private transaction and related delisting from the Toronto Stock Exchange as of August 12, 2024. The returns of each member of the 2023 Peer Group and 2024 Peer Group are weighted according to their respective stock market capitalization as of the beginning of each period measured.
The graph assumes that the value of the investment in our common stock, the Russell 3000 Index, the 2023 Peer Group and the 2024 Peer Group was $100 on the last trading day of December 2019, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the 2024 Peer Group is provided as of the last trading day of each of our last five fiscal years. For the 2023 Peer Group, as a result of Park Lawn’s delisting on August 12, 2024, the stock performance data as of December 31, 2024, reflects SCI’s and Matthews’ total cumulative return only.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Carriage, the Russell 3000 Index, the 2023 Peer Group and the 2024 Peer Group
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 65% of our total revenue and Cemetery Operations, which currently accounts for approximately 35% of our total revenue. At December 31, 2024, we operated 162 funeral homes in 26 states and 31 cemeteries in 11 states.
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
Inflationary and Macroeconomic Trends
During 2024, we continued to experience a stabilization of inflationary costs from our vendors and suppliers for merchandise and goods, particularly as it relates to utilities, funeral supplies and merchandise costs, with costs remaining flat when compared to 2023. Also, after giving effect to the Credit Facility Amendment, executed during the third quarter of 2024, we experienced lower variable interest rates under our Credit Facility, which resulted in lower borrowing costs in the second half of the year compared to the same period in the prior year. Further contributing to our lower borrowing costs was the pay down of $42.1 million on our revolving credit facility as we executed our focus to pay down our outstanding debt throughout 2024.
While we are encouraged by the stabilization of inflationary costs that we have experienced throughout 2024, we are unable to forecast with any certainty whether inflationary costs will continue to moderate in future periods, as the ultimate scope and duration of these impacts remain unknown at this time. More broadly, the U.S. economy continues to experience the impact of several years of higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. Although such conditions have not materially impacted our business to date and we expect these trends to continue in 2025, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate any changes in consumer preferences or additional cost increases, if possible.
Throughout 2024, we continued to experience lower volumes as compared to prior years due to fluctuations in the death rate, although overall financial performance remains at or above prior reporting periods. Although we expect fluctuations in the death rate to continue, we are unable to predict or forecast the duration or variation of the death rate with any certainty. Regardless of these fluctuations in the death rate, we continue to focus on expanding market share, cost management and executing on our strategic operational plans.
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
For 2025, our plan is to remain focused on executing our strategic objectives and growth strategy. This includes prioritizing our capital allocation for debt repayments, the payment of dividends and debt obligations, internal growth capital expenditures, and general corporate purposes, as allowed under our Credit Facility. We expect to fund these payments using cash on hand and borrowings under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments and dividends for the next 12 months, as well as our long-term financial obligations.
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
Cash Flows
We began 2024 with $1.5 million in cash and ended the year with $1.2 million in cash. At December 31, 2024, we had borrowings of $137.0 million outstanding on our Credit Facility compared to $179.1 million at December 31, 2023 and $190.7 million at December 31, 2022.
The following table sets forth the elements of cash flow (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash and cash equivalents at beginning of year	$1,523	$1,170	$1,148

Net cash provided by operating activities	51,996	75,590	61,024

Acquisitions of businesses and real property	—	(44,500)	(33,876)
Proceeds from divestitures and sale of other assets	12,057	4,132	5,027
Proceeds from insurance claims	403	1,403	2,440
Capital expenditures	(16,098)	(18,039)	(26,081)
Net cash used in investing activities	(3,638)	(57,004)	(52,490)

Net (payments) borrowings on our credit facility, acquisition debt and finance lease obligations	(43,161)	(12,767)	34,418
Payment of debt issuance costs for the credit facility	(781)	—	(922)
Net proceeds from employee equity plans	2,033	1,242	1,418
Dividends paid on common stock	(6,807)	(6,708)	(6,763)
Purchase of treasury stock	—	—	(36,663)
Net cash used in financing activities	(48,716)	(18,233)	(8,512)

Cash and cash equivalents at end of year	$1,165	$1,523	$1,170

Operating Activities
For the year ended December 31, 2024, cash provided by operating activities was $52.0 million compared to $75.6 million for the year ended December 31, 2023 and $61.0 million for the year ended December 31, 2022.
The decrease of $23.6 million for the year ended December 31, 2024 compared to the same period in 2023 was primarily due to the following non-recurring events, which occurred during 2023: i) an $8.6 million withdrawal of realized capital gains and earnings from our preneed funeral and cemetery trust investments; and ii) the receipt of a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, as well as non-recurring events, which occurred during 2024: i) executive severance payments of $3.5 million and ii) payments of $3.3 million related to the Company’s review of strategic alternatives.
The increase of $14.6 million for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to the non-recurring events occurring in 2023 mentioned above.
Investing Activities
Our investing activities resulted in a net cash outflow of $3.6 million for the year ended December 31, 2024 compared to $57.0 million for the year ended December 31, 2023 and $52.5 million for the year ended December 31, 2022.
Acquisition and Divestiture Activity
During the year ended December 31, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million. Additionally, we sold real property for $1.1 million.
During the year ended December 31, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business for $44.0 million and real property for $3.1 million of which $0.5 million was paid in cash and the remainder financed over fifteen years. In addition, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and real property for $3.1 million.
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
Capital Expenditures
For the year ended December 31, 2024, our capital expenditures (comprised of growth and maintenance spend) totaled $16.1 million compared to $18.0 million for the year ended December 31, 2023, and $26.1 million for the year ended December 31, 2022.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Years Ended December 31,
	2024	2023	2022
Growth
Cemetery development	$7,007	$7,143	$7,679
Renovations at certain businesses(1)	1,701	1,504	5,048
Cemetery projects	—	1,206	788
Other	78	110	782
Total Growth	$8,786	$9,963	$14,297

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

	Years Ended December 31,
	2024	2023	2022
Maintenance
General equipment and furniture	$3,994	$5,993	$4,834
Facility repairs and improvements	2,511	1,041	3,207
Vehicles	230	618	2,062
Paving roads and parking lots	577	424	1,157
Other	—	—	524
Total Maintenance	$7,312	$8,076	$11,784
Financing Activities
Our financing activities resulted in a net cash outflow of $48.7 million for the year ended December 31, 2024, compared to a net cash outflow of $18.2 million for the year ended December 31, 2023, and a net cash outflow of $8.5 million for the year ended December 31, 2022.
For the year ended December 31, 2024, we had net payments on our Credit Facility, acquisition debt and finance leases of $43.2 million and paid dividends of $6.8 million.
For the year ended December 31, 2023, we had net payments on our Credit Facility, acquisition debt and finance leases of $12.8 million and paid dividends of $6.7 million.
For the year ended December 31, 2022, we had net borrowings on our Credit Facility, acquisition debt and finance leases of $34.4 million, offset by the following payments: i) $36.7 million for the purchase of treasury stock; ii) $6.8 million in dividends; and iii) $0.9 million for debt issuance and transition costs related to our Credit Facility.
Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
June 1st	$0.1125	$1,704
September 1st	$0.1125	$1,708
December 1st	$0.1125	$1,709

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683
December 1st	$0.1125	$1,685

2022	Per Share	Dollar Value
March 1st	$0.1125	$1,725
June 1st	$0.1125	$1,730
September 1st	$0.1125	$1,653
December 1st	$0.1125	$1,655
Share Repurchases
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Exchange Act.
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Exchange Act, which totaled up to $265.0 million in share repurchase authorizations.

Share repurchase activity is as follows (dollar value of shares repurchased in thousands):

	Years Ended December 31,
	2024	2023	2022
Number of Shares Repurchased	—	—	695,496
Average Price Paid Per Share	$—	$—	$49.22
Dollar Value of Shares Repurchased	$—	$—	$34,234
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2024, our share repurchase program had $48.9 million authorized for repurchases.
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at December 31, 2024 is as follows (in thousands):

	December 31, 2024	December 31, 2023
Credit Facility	$137,000	$179,100
Operating leases	16,845	18,510
Finance leases	6,578	6,423
Acquisition debt	5,466	5,998
Total	$165,889	$210,031
Credit Facility
At December 31, 2024, our senior secured revolving credit facility (as amended the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
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
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 13 to our Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, among others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2024, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2024.
At December 31, 2024, we had outstanding borrowings under the Credit Facility of $137.0 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2025, and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2024, we had $110.8 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At December 31, 2024, the prime rate margin was equivalent to 1.50% and the SOFR term margin was 2.50%. The weighted average interest rate on our Credit Facility was 8.4% and 8.6% for the years ended December 31, 2024 and 2023, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Credit Facility interest expense	$13,390	$17,251	$7,105
Credit Facility amortization of debt issuance costs	469	552	412
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
The components of lease cost are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$3,998	$3,526	$3,375
Short-term lease cost	232	372	329
Variable lease cost	380	234	324

Finance lease cost:
Depreciation of leased assets	$511	$541	$438
Interest on lease liabilities	506	500	442
At December 31, 2024, non-cancelable operating and finance lease obligations were $35.2 million with $5.5 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14 to our Consolidated Financial Statements for further detail of our lease payments.
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Acquisition debt imputed interest expense	$406	$291	$311

At December 31, 2024, acquisition debt obligations were $8.3 million, with $0.9 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12 to our Consolidated Financial Statements for further detail of our debt payments.
Senior Notes
At December 31, 2024, we had $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors, which were issued in a private offering under Rule 144A and Regulation S of the Securities Act.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 53 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the years ended December 31, 2024 and 2023 was 4.42% and 4.30%, respectively.
The fair value of the Senior Notes, which are Level 2 measurements, was $364.4 million at December 31, 2024.
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Senior Notes interest expense	$17,000	$17,000	$16,980
Senior Notes amortization of debt discount	539	515	493
Senior Notes amortization of debt issuance costs	153	147	140
We have future interest payments on our outstanding balance of $76.5 million, with $17.0 million payable within 12 months. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13 to our Consolidated Financial Statements for further detail of our debt and interest payments.
Off-Balance Sheet Arrangements
At December 31, 2024, our off-balance sheet arrangements were as follows:
Non-compete agreements - We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have future payments on our non-compete agreements of $5.2 million, with $1.9 million payable within 12 months.
Consulting agreements - We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments. We have future payments on our consulting agreements of $2.5 million, with $1.3 million payable within 12 months.
Employment agreements - We have employment agreements with our executive officers. These agreements are generally for two to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired. We have future payments on our employment agreements of $10.0 million, with $5.5 million payable within 12 months.
Letter of credit - We have one letter of credit for $2.2 million under the Credit Facility, which secures our obligations under our various self-insurance policies in the event we are unable to meet the self-insurance portion of our claim payment obligations. As we already have reserves recorded for our self-insurance claims costs, these do not represent additional liabilities. The letter of credit will expire on November 25, 2025 and is expected to automatically renew annually.
The obligations related to our off-balance sheet arrangements are significant to our future liquidity; however, although we can provide no assurances, we anticipate that these obligations will be funded from cash provided from our operating activities. If we are not able to meet these obligations with cash provided by our operating activities, we may be required to access the capital markets or draw down on our Credit Facility, both of which may be more difficult to access. See Part II, Item 8, Financial Statements and Supplementary Data, Notes 12 and 15 to our Consolidated Financial Statements for further detail of our letter of credit and off-balance sheet agreements, respectively.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Years Ended December 31,
	2024	2023	2022
Revenue	$404,198	$382,520	$370,174
Funeral contracts	44,103	46,355	47,498
Average revenue per funeral contract	$5,714	$5,543	$5,493
Preneed interment rights (property) sold	14,523	11,813	10,878
Average price per preneed interment right sold	$5,374	$5,007	$4,576
Gross profit	$143,390	$124,295	$119,226
Net income	$32,953	$33,413	$41,381
Revenue in 2024 increased $21.7 million compared to 2023, primarily as a result of a 22.9% increase in preneed interment rights (property) sold and a 7.3% increase in the average price per preneed interment right sold. Additionally, we experienced a 3.1% increase in the average revenue per funeral contract, which was offset by a 4.9% decrease in funeral contract volume.
Revenue in 2023 increased $12.3 million compared to 2022, primarily as a result of a 9.4% increase in the average price per interment right sold, an 8.6% increase in the number of preneed interment rights (property) sold and a 0.9% increase in average revenue per funeral contract, offset by a 2.4% decrease in funeral contract volume. The funeral contract volume decrease is primarily a result of the lower impact of COVID-19 related deaths in the first quarter of 2023 as compared to the same period in 2022. Further discussion of revenue for our funeral home and cemetery segments is presented under “Results of Operations.”
Gross profit in 2024 increased $19.1 million compared to 2023, primarily due to the increase in revenue from our cemetery segment, as well as lower operating expenses in both of our segments. The overall decrease in operating expenses reflects the continued progress we have made successfully executing on our cost management initiatives in 2024.
Gross profit in 2023 increased $5.1 million compared to 2022, primarily due to the increase in revenue from our cemetery segment, offset by an increase in operating expenses in our cemetery segment. Further discussion of the components of gross profit for our funeral home and cemetery segments, is presented under “Results of Operations.”
Net income in 2024 decreased $0.5 million compared to 2023, primarily due to a $16.9 million increase in general, administrative and other expenses, primarily comprised of one-time costs related to executive severance payments and the Company’s review of strategic alternatives, a $4.1 million increase in income tax expense and a $1.4 million increase in loss on divestitures, disposals and impairment charges. These increases in expenses were offset by the $19.1 million increase in gross profit contribution from our businesses and a $4.2 million decrease in interest expense.
Net income in 2023 decreased $8.0 million compared to 2022, primarily due to the following: (1) a $10.4 million increase in interest expense; (2) a $4.7 million increase in general, administrative and other expenses; and (3) a $1.0 million increase in divestitures, disposals, impairment charges and insurance reimbursements, offset by (4) the increase in gross profit of $5.1 million and (4) a $2.8 million decrease in tax expense.

Further discussion of general, administrative and other expenses, net loss on divestitures, disposals and impairment charges, interest expense, income taxes and other components of income and expenses are presented under “Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the year ending December 31, 2024, dated February 26, 2025, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Years Ended December 31,
	2024	2023	2022
Gross profit	$143,390	$124,295	$119,226

Cemetery property amortization	8,168	6,039	5,859
Field depreciation expense	13,729	14,166	13,316
Regional and unallocated funeral and cemetery costs	15,364	16,576	22,960
Adjusted operating profit(1)	$180,651	$161,076	$161,361

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Years Ended December 31,
	2024	2023	2022
Funeral Home	$107,990	$104,997	$111,471
Cemetery	72,661	56,079	49,890
Adjusted operating profit	$180,651	$161,076	$161,361

Adjusted operating profit margin(1)	44.7%	42.1%	43.6%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
YEAR ENDED DECEMBER 31, 2024 COMPARED TO YEAR ENDED DECEMBER 31, 2023
Results of Operations
The following is a discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.
The term “operating” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the funeral home segment, refers to six funeral homes we sold and three funeral homes we merged with other businesses we own in existing markets during the year ended December 31, 2024 and two funeral homes we sold and one funeral home we merged with another business we own in an existing market during the year ended December 31, 2023.
The term “divested” when discussed in the cemetery segment, refers to one cemetery we sold during the year ended December 31, 2024 and two cemeteries we sold during the year ended December 31, 2023.

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
Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Years Ended December 31,
	2024	2023
Revenue:
Operating	$243,709	$244,893
Divested	1,023	4,502
Ancillary	4,322	4,588
Other	14,060	10,793
Total	$263,114	$264,776

Adjusted operating profit
Operating	$95,113	$93,766
Divested	41	1,166
Ancillary	673	455
Other	12,163	9,610
Total	$107,990	$104,997

The following consolidated operating measures reflect the significant metrics over this comparative period:

Contract volume	44,103	46,355
Average revenue per contract, excluding preneed funeral trust earnings	$5,549	$5,380
Average revenue per contract, including preneed funeral trust earnings	$5,714	$5,543
Cremation rate	60.2%	59.0%
Funeral home operating revenue decreased $1.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decline in operating revenue was primarily driven by a 4.9% decrease in contract volume, which was partially offset by a 3.1% increase in the average revenue per contract excluding preneed interest. The decline in funeral contract volume was primarily influenced by the lingering impact of the COVID-19 related pull forward effect. However, we continued to successfully implement our enhanced pricing strategy through 2024, which contributed to the increase in average revenue per funeral contract.
Funeral home adjusted operating profit for the year ended December 31, 2024 increased $1.3 million when compared to the same period in 2023, reflecting our ongoing focus on cost efficiency and operational improvements. The comparable adjusted operating profit margin increased 70 basis points to 39.0%, driven by a 0.8% reduction in operating expenses as a percentage of revenue. Key expense reductions include salary and benefits expenses which decreased 0.5%, cost of merchandise which decreased 0.4%, and other funeral costs which decreased 0.2%. These decreases were partially offset by an increase in facilities and grounds expense of 0.6%. The overall decrease in operating expenses reflects the continued progress we have made successfully executing on our cost management initiatives this year.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses decreased $0.3 million, while ancillary adjusted operating profit increased $0.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in ancillary revenue is primarily due to a decision to cease the operations of a cremation focused business at our Bakersfield, CA business, which did not contribute materially to adjusted operating profit.

Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $3.3 million and $2.6 million, respectively, for the year ended December 31, 2024, compared to the year ended December 31, 2023. These increases are primarily due to the increase in our general agency commission income earned on the sale of preneed insurance policies as we continue to focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023.
Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Years Ended December 31,
	2024	2023
Revenue:
Operating	$125,095	$101,150
Divested	156	1,111
Other	15,833	15,483
Total	$141,084	$117,744

Adjusted operating profit (loss)
Operating	$57,233	$40,899
Divested	(30)	209
Other	15,458	14,971
Total	$72,661	$56,079

The following consolidated measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	69%	63%
Preneed revenue (in thousands)	$86,745	$64,498
Atneed revenue (in thousands)	$38,506	$37,763
Number of preneed interment rights sold	14,523	11,813
Average price per interment right sold	$5,374	$5,007
Cemetery operating revenue increased $23.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily as a result of a 22.9% increase in the number of preneed interment rights sold and a 7.3% increase in the average price per preneed interment right sold. Cemetery atneed revenue, which represents 31% of our total operating revenue, increased $0.7 million for the year ended December 31, 2024, compared to the same period of the prior year, primarily due to an increase in delivered merchandise and services across our cemetery portfolio. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic objectives.
Cemetery adjusted operating profit increased $16.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to higher revenue and improved operational efficiencies. The comparable operating profit margin increased 540 basis point to 45.8%. Operating expenses as a percentage of operating revenue decreased 5.5%, driven by reductions in key expenses such as salaries and benefits which decreased 3.6%, merchandise costs which decreased 0.9%, and general and administrative expenses which decreased 0.3% These decreases reflect the continued progress we have made successfully executing on our cost management initiatives.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, increased $0.4 million and $0.5 million, respectively, for the year ended December 31, 2024, compared to the year ended December 31, 2023. These increases are primarily due to a $0.2 million increase in finance charges on financed preneed contracts, as well as a $0.2 million increase in income earned on delivered merchandise and services and improved performance for our perpetual care trust fund.

Cemetery property amortization. Cemetery property amortization totaled $8.2 million for the year ended December 31, 2024, an increase of $2.1 million compared to the year ended December 31, 2023, primarily driven by the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $13.7 million for the year ended December 31, 2024, a decrease of $0.4 million compared to the year ended December 31, 2023, primarily driven by our business decision in 2023 to lease vehicles rather than purchase them.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $15.4 million for the year ended December 31, 2024, a decrease of $1.2 million compared to the year ended December 31, 2023, primarily driven by the following: i) an $0.7 million decrease in incentive compensation costs, ii) a $0.7 million decrease in leadership and development expenses, offset by iii) a $0.4 million increase in salaries and benefits expenses.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $59.0 million for the year ended December 31, 2024, an increase of $16.9 million compared to the year ended December 31, 2023, primarily driven by the following: i) a $6.2 million increase in salary and benefits expenses and cash and equity incentive compensation costs, primarily driven by the termination expense of our founder and former Executive Chairman of the Board pursuant to his Transition Agreement and termination expense for our former Chief Financial Officer pursuant to his Separation and Release Agreement; ii) a $4.6 million increase in other professional fees primarily related to the development of our digital transformation project; iii) a $4.0 million increase primarily related to our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives; iv) a $0.9 million increase in information technology expenses such as software license and support fees; and v) a $1.2 million increase in various other general and administrative expenses.
Net loss on divestitures, disposals and impairment charges. The components of Net loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Impairment of goodwill, intangibles and PPE	$637	$454
Net loss on divestitures	1,224	106
Net loss on disposals of fixed assets	719	631
Total	$2,580	$1,191
During the year ended December 31, 2024, we sold six funeral homes and one cemetery for an aggregate loss of $1.2 million. We also recognized an impairment of $0.6 million as a result of our 2024 qualitative assessment of tradenames and an impairment of $40 thousand related to property, plant and equipment for assets held for sale.
During the year ended December 31, 2023, we sold two funeral homes and two cemeteries for a loss of $0.1 million. We recognized impairments of $0.2 million as a result of our 2023 qualitative assessment of tradenames.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Senior Notes	$17,692	$17,662
Credit Facility	13,860	17,803
Finance leases	506	500
Acquisition debt	406	291
Other	(389)	10
Total	$32,075	$36,266

Net gain on property damage, net of insurance claims. The components of Net gain on property damage, net of insurance claims are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Gain on property damage by Hurricane Ian	$(417)	(379)
Gain on property damage by Hurricane Ida	—	$(28)
Loss on other property damage	—	64
Total	$(417)	$(343)
Other, net. During the year ended December 31, 2023, we recorded a $1.4 million gain on the sale of other real estate not used in business operations. We did not record any gain or loss activity during the year ended December 31, 2024.
Income taxes. Income tax expense totaled $17.1 million for the year ended December 31, 2024, an increase of $4.1 million compared to the year ended December 31, 2023. Our operating tax rate before discrete items was 32.1% and 28.4% for the years ended December 31, 2024 and 2023, respectively.
We recorded a net discrete tax expense of $1.0 million for the year ended December 31, 2024, an increase of $1.2 million compared to the year ended December 31, 2023. The net discrete tax expense for the year ended December 31, 2024, includes expense related to equity compensation and other adjustments including return to provision analysis and state legislative changes. Our effective tax rate was 34.2% and 28.0% for years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, our unrecognized tax benefit reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses to tax years with a higher effective tax rate than the current 21.0% rate. Our unrecognized tax benefit reserve for the years ended December 31, 2024 and 2023 was $3.5 million and $3.4 million, respectively.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1 and 16 for additional information regarding income taxes.
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
When we acquire a cemetery, we utilize an internal and external approach to determine the fair value of the cemetery property. From an external perspective, we obtain an accredited appraisal to provide reasonable assurance for property existence, property availability (unrestricted) for development, property lines, available spaces to sell, identifiable obstacles or easements and general valuation inclusive of known variables in that market. From an internal perspective, we conduct a detailed analysis of the acquired cemetery property using other cemeteries in our portfolio as a benchmark. This provides the added benefit of relevant data that is not available to third-party appraisers. Through this thorough internal process, the Company is able to identify viable costs of property based on historical experience, particular markets and demographics, reasonable margins, practical retail prices and park infrastructure and condition.
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information related to business combinations.
RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
For discussion of recent accounting pronouncements and accounting changes, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available at a reasonable price. We are not exposed to any other significant market risks other than those related to the impact of health and safety concerns from epidemics and pandemics and inflation which are described in more detail in Part 1, Item 1A, Risk Factors in this Form 10-K for the year ended December 31, 2024.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2024 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at December 31, 2024 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 8. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 0.37% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2024, we had outstanding borrowings under the Credit Facility of $137.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the Term SOFR rate, plus an applicable margin based on our leverage ratio. At December 31, 2024, the prime rate margin was equivalent to 1.5% and the SOFR rate margin was 2.5%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.4 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At December 31, 2024, the carrying value of the Senior Notes on our Consolidated Balance Sheets was $396.6 million and the fair value of the Senior Notes was $364.4 million based on the last traded or broker quoted price as reported by Financial Industry Regulatory Authority. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non interest-bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
CARRIAGE SERVICES, INC.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Carriage Services, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.
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
February 28, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Carriage Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP
Dallas, Texas
February 28, 2025

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,165	$1,523
Accounts receivable, net	30,193	27,060
Inventories	7,920	8,347
Prepaid and other current assets	4,123	4,791
Current assets held for sale	1,135	—
Total current assets	44,536	41,721
Preneed cemetery trust investments	98,120	96,374
Preneed funeral trust investments	106,219	107,842
Preneed cemetery receivables, net	50,958	35,575
Receivables from preneed funeral trusts, net	22,372	21,530
Property, plant and equipment, net	273,004	287,484
Cemetery property, net	109,576	114,580
Goodwill	414,859	423,643
Intangible and other non-current assets, net	40,427	37,677
Operating lease right-of-use assets	14,953	16,295
Cemetery perpetual care trust investments	85,103	85,331
Non-current assets held for sale	19,453	—
Total assets	$1,279,580	$1,268,052
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$3,914	$3,842
Accounts payable	15,427	11,866
Accrued and other liabilities	38,460	35,362
Current liabilities held for sale	240	—
Total current liabilities	58,041	51,070
Acquisition debt, net of current portion	4,895	5,461
Long-term liabilities held for sale	13,842	—
Credit facility	135,382	177,794
Senior notes	396,597	395,905
Obligations under finance leases, net of current portion	6,045	5,831
Obligations under operating leases, net of current portion	14,035	15,797
Deferred preneed cemetery revenue	61,767	61,048
Deferred preneed funeral revenue	39,261	39,537
Deferred tax liability	51,429	52,127
Other long-term liabilities	1,179	1,855
Deferred preneed cemetery receipts held in trust	98,120	96,374
Deferred preneed funeral receipts held in trust	106,219	107,842
Care trusts’ corpus	84,218	84,351
Total liabilities	1,071,030	1,094,992
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 26,881,355 and 26,627,319 shares issued, respectively and 15,253,537 and 14,999,501 shares outstanding, respectively	269	266
Additional paid-in capital	243,825	241,291
Retained earnings	243,209	210,256
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	208,550	173,060
Total liabilities and stockholders’ equity	$1,279,580	$1,268,052
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Service revenue	$183,051	$182,166	$181,271
Property and merchandise revenue	186,932	169,490	161,970
Other revenue	34,215	30,864	26,933
	404,198	382,520	370,174
Field costs and expenses:
Cost of service	90,704	91,799	87,322
Cost of merchandise	126,922	123,817	116,453
Cemetery property amortization	8,168	6,039	5,859
Field depreciation expense	13,729	14,166	13,316
Regional and unallocated funeral and cemetery costs	15,364	16,576	22,960
Other expenses	5,921	5,828	5,038
	260,808	258,225	250,948
Gross profit	143,390	124,295	119,226
Corporate costs and expenses:
General, administrative and other	59,011	42,125	37,471
Net loss on divestitures, disposals and impairments charges	2,580	1,191	2,029
Operating income	81,799	80,979	79,726

Interest expense	32,075	36,266	25,895
Loss on extinguishment of debt	—	—	190
Net gain on property damage, net of insurance claims	(417)	(343)	(3,471)
Other, net	61	(1,373)	(82)
Income before income taxes	50,080	46,429	57,194
Expense for income taxes	16,079	13,186	16,243
Expense (benefit) related to discrete income tax items	1,048	(170)	(430)
Total expense for income taxes	17,127	13,016	15,813
Net income	$32,953	$33,413	$41,381

Basic earnings per common share:	$2.17	$2.24	$2.78
Diluted earnings per common share:	$2.10	$2.14	$2.63

Dividends declared per common share:	$0.4500	$0.4500	$0.4500
Weighted average number of common and common equivalent shares outstanding:
Basic	14,971	14,803	14,857
Diluted	15,443	15,455	15,710
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance – December 31, 2021	15,332	$263	$236,809	$135,462	$(244,519)	$128,015
Net income	—	—	—	41,381	—	41,381
Issuance of common stock from employee stock purchase plan	52	1	1,685	—	—	1,686
Issuance of common stock to directors and board advisor	12	—	435	—	—	435
Exercise of stock options	10	—	(63)	—	—	(63)
Restricted common stock and stock options surrendered for taxes paid	(6)	—	(205)	—	—	(205)
Stock-based compensation expense	—	—	5,524	—	—	5,524
Dividends on common stock	—	—	(6,763)	—	—	(6,763)
Treasury stock acquired	(695)	—	—	—	(34,234)	(34,234)
Other	27	—	1,358	—	—	1,358
Balance – December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
Net income	—	—	—	33,413	—	33,413
Issuance of common stock from employee stock purchase plan	63	—	1,494	—	—	1,494
Issuance of common stock to directors and board advisor	16	—	451	—	—	451
Issuance of common stock to former executive	30	—	826	—	—	826
Issuance of restricted common stock	142	2	(2)	—	—	—
Exercise of stock options	12	—	(174)	—	—	(174)
Restricted common stock and stock options surrendered for taxes paid	(3)	—	(78)	—	—	(78)
Stock-based compensation expense	—	—	6,426	—	—	6,426
Dividends on common stock	—	—	(6,708)	—	—	(6,708)
Other	8	—	276	—	—	276
Balance – December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
Net income	—	—	—	32,953	—	32,953
Issuance of common stock from employee stock purchase plan	57	—	1,187	—	—	1,187
Issuance of common stock to directors and board advisor	17	—	531	—	—	531
Issuance of restricted common stock	157	2	(2)	—	—	—
Exercise of stock options	68	1	1,439	—	—	1,440
Restricted common stock and stock options surrendered for taxes paid	(76)	—	(593)	—	—	(593)
Stock-based compensation expense	—	—	5,989	—	—	5,989
Dividends on common stock	—	—	(6,807)	—	—	(6,807)
Other	31	—	790	—	—	790
Balance – December 31, 2024	15,254	$269	$243,825	$243,209	$(278,753)	$208,550
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$32,953	$33,413	$41,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,890	21,117	19,799
Provision for credit losses	3,351	3,050	2,818
Stock-based compensation expense	6,520	7,703	5,959
Deferred income tax (benefit) expense	(698)	3,307	3,036
Amortization of intangibles	1,357	1,401	1,286
Amortization of debt issuance costs	622	699	552
Amortization and accretion of debt	539	515	493
Loss on extinguishment of debt	—	—	190
Net loss on divestitures, disposals and impairment charges	2,580	1,191	2,029
Net gain on property damage, net of insurance claims	(417)	(343)	(3,471)
Gain on sale of excess land	—	(1,407)	(155)
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(24,620)	(8,122)	(5,358)
Inventories, prepaid and other current assets	1,056	(72)	2,295
Intangible and other non-current assets	(4,402)	(3,246)	(1,917)
Preneed funeral and cemetery trust investments	1,390	(775)	(17,679)
Accounts payable	1,616	169	(101)
Accrued and other liabilities	3,590	2,988	(9,120)
Deferred preneed funeral and cemetery revenue	6,866	14,968	1,302
Deferred preneed funeral and cemetery receipts held in trust	(3,197)	(966)	17,685
Net cash provided by operating activities	51,996	75,590	61,024
Cash flows from investing activities:
Acquisitions of businesses and real property	—	(44,500)	(33,876)
Proceeds from divestitures and sale of other assets	12,057	4,132	5,027
Proceeds from insurance claims	403	1,403	2,440
Capital expenditures	(16,098)	(18,039)	(26,081)
Net cash used in investing activities	(3,638)	(57,004)	(52,490)
Cash flows from financing activities:
Borrowings from the credit facility	54,900	86,100	155,400
Payments against the credit facility	(97,000)	(97,700)	(120,100)
Payment of debt issuance costs for the credit facility	(781)	—	(922)
Payments on acquisition debt and obligations under finance leases	(1,061)	(1,167)	(882)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	2,626	1,494	1,745
Taxes paid on restricted stock vesting and exercise of stock options	(593)	(252)	(327)
Dividends paid on common stock	(6,807)	(6,708)	(6,763)
Purchase of treasury stock	—	—	(36,663)
Net cash used in financing activities	(48,716)	(18,233)	(8,512)
Net (decrease) increase in cash and cash equivalents during the year	(358)	353	22
Cash and cash equivalents at beginning of year	1,523	1,170	1,148
Cash and cash equivalents at end of year	$1,165	$1,523	$1,170
The accompanying notes are an integral part of these Consolidated Financial Statements.

Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 65% of our total revenue and Cemetery Operations, which currently accounts for approximately 35% of our total revenue. At December 31, 2024, we operated 162 funeral homes in 26 states and 31 cemeteries in 11 states.
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
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents at United States financial institutions for which the combined account balances in individual institutions may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2024, approximately $3.3 million of our deposits were not covered by FDIC insurance. We have not experienced any losses and believe we are not exposed to any significant risk with such accounts.
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
Business Combinations
Tangible and intangible assets acquired, and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at the fair value as of that date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, intangible assets, assets or liabilities associated with the acquisition.
See Note 3 to the Consolidated Financial Statements for additional information related to acquisitions.
Divested Operations
Prior to divesting a funeral home or cemetery, we first determine whether the sale of the net assets and activities (together referred to as a “set”) qualifies as a business. First, we perform a screen test to determine if the set is not a business. The principle of the screen is that if substantially all of the fair value of the gross assets sold resides in a single asset or group of similar assets, the set is not a business. If the screen is not met, we perform an assessment to determine if the set is a business by evaluating whether the set has both inputs and a substantive process that together significantly contribute to the ability to create outputs. When both inputs and a substantive process are present then the set is determined to be a business, and we consider the accounting treatment of goodwill for that set (see discussion of Goodwill below). Goodwill is only allocated to the sale if the set is considered to be a business.
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
We performed our most recent annual goodwill impairment test as of August 31, 2024. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted a quantitative assessment in 2022 and a qualitative assessment in 2023 and 2024. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
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
See Notes 4 and 5 to the Consolidated Financial Statements for additional information related to goodwill.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets, net on our Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis as of August 31st each year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test.
We performed our most recent annual intangible assets impairment test as of August 31, 2024. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted a quantitative assessment in 2022 and a qualitative assessment in 2023 and 2024. In addition to our intangible assets annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Fixed income securities are classified as trading securities and accounted for at fair value. Equity securities with readily determinable market values are accounted for at fair value. The fair value of our trust fund assets is accounted for as Collateralized Financing Entities (“CFEs”) in ASC Topic 810. The accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we have determined the fair value of the financial assets of the trusts are more observable and we first measure those financial assets at fair value. Our fair value of the financial liabilities mirrors the fair value of the financial assets, in accordance with the ASC. Any changes in fair value are recognized in earnings.
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
During the year ended December 31, 2023, we withdrew $8.6 million of realized capital gains and earnings from our preneed funeral and cemetery trust investments. We did not withdraw any realized capital gains and earnings from our preneed trust investments during the year ended December 31, 2024. In certain states, we are allowed to make these withdrawals prior to the delivery of preneed merchandise and service contracts. The realized capital gains and earnings withdrawn increase our cash flow from operations, but are not recognized as revenue in our Consolidated Statements of Operations, however, they reduce our Preneed funeral trust investments and Preneed cemetery trust investments and increase our Deferred preneed funeral revenue and Deferred preneed cemetery revenue.
Held for Sale
The Company classifies assets and liabilities (disposal groups) to be sold as held for sale (“HFS”) in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale. Additionally, depreciation is not recorded during the period in which the long-lived assets, included in the disposal group, are classified as held for sale.
Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items current and non-current assets held for sale and current and long-term liabilities held for sale in the Consolidated Balance Sheets.
During the year ended December 31, 2024, the Company announced that it was exploring the divestiture of certain non-core businesses in markets that no longer aligned with its strategic objectives and is undergoing a process to find a suitable buyer of these businesses. We expect to close on the sale of these businesses within the next twelve months. As of December 31, 2024, the assets and liabilities of these non-core businesses, included in our funeral home and cemetery segments, have been classified as held for sale.
The table below presents the carrying amounts of the assets and liabilities included as part of the expected sale (in thousands):

December 31, 2024
Accounts receivable, net	$833
Inventories	302
Current assets held for sale	$1,135

Preneed cemetery trust investments	$4,876
Preneed funeral trust investments	2,197
Preneed cemetery receivables, net	1,671
Property, plant and equipment, net	4,898
Cemetery property, net	3,362
Intangible and other non-current assets, net	215
Cemetery perpetual care trust investments	2,234
Non-current assets held for sale	$19,453

Accounts payable	$94
Accrued and other liabilities	146
Current liabilities held for sale	$240

Deferred preneed cemetery revenue	$3,517
Deferred preneed funeral revenue	1,018
Deferred preneed cemetery receipts held in trust	4,876
Deferred preneed funeral receipts held in trust	2,197
Care trusts’ corpus	2,234
Long-term liabilities held for sale	$13,842
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Capitalized Commissions on Preneed Contracts
We capitalize sales commissions and other direct selling costs related to preneed cemetery merchandise and services and preneed funeral trust contracts as these costs are incremental and recoverable costs of obtaining a contract with a customer. Our capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period of ten years for our preneed funeral trust contracts and 8 years for our preneed cemetery merchandise and services contracts.
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
Internally Developed Software
We capitalize costs incurred during the “application development stage” of an internally developed software project, meaning only costs directly related to designing, coding, and testing the software are capitalized, while preliminary project costs and post-implementation activities are expensed, and the capitalized software is then amortized over its estimated useful life, typically ranging from two to five years.
See Note 11 to the Consolidated Financial Statements for additional information related to internally developed software.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additionally, assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated costs to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment loss at that time.
Property, plant and equipment is comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$86,609	$87,635
Buildings and improvements	265,231	263,522
Furniture, equipment and vehicles	72,052	74,372
Property, plant and equipment, at cost	423,892	425,529
Less: accumulated depreciation	(145,990)	(138,045)
Property, plant and equipment, net including HFS	$277,902	$287,484
Less: Held for sale	(4,898)	—
Property, plant and equipment, net	$273,004	$287,484
During the year ended December 31, 2024, we sold six funeral homes and one cemetery that had a carrying value of property, plant and equipment of $3.1 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on Consolidated Statements of Operations, more fully described in Note 5 to Consolidated Financial Statements.
Additionally, we sold real property for $1.1 million, with a carrying value of $0.8 million, resulting in a $0.3 million gain on the sale, which was recorded in Net loss on divestitures, disposals and impairment charges on Consolidated Statements of Operations.
During the year ended December 31, 2023, we acquired $12.8 million of property, plant and equipment related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements and $3.1 million related to the acquisition of real property.
Additionally, we sold real property for $3.1 million, with a carrying value of $1.7 million, resulting in a $1.4 million gain on the sale. We also divested one funeral home that had a carrying value of property, plant and equipment of $0.3 million, which was included in the loss on the sale of divestitures and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Our growth and maintenance capital expenditures totaled $9.1 million, $10.9 million and $18.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, for property, plant, equipment. In addition, we recorded depreciation expense of $14.3 million, $14.7 million and $13.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Cemetery Property
When we acquire a cemetery, we utilize an internal and external approach to determine the fair value of the cemetery property. From an external perspective, we obtain an accredited appraisal to provide reasonable assurance for property existence, property availability (unrestricted) for development, property lines, available spaces to sell, identifiable obstacles or easements and general valuation inclusive of known variables in that market. From an internal perspective, we conduct a detailed analysis of the acquired cemetery property using other cemeteries in our portfolio as a benchmark. This provides the added benefit of relevant data that is not available to third-party appraisers. Through this thorough internal process, we are able to identify viable costs of property based on historical experience, particular markets and demographics, reasonable margins, practical retail prices and park infrastructure and condition.
Cemetery property totaled $112.9 million and $114.6 million, net of accumulated amortization of $72.6 million and $64.6 million at December 31, 2024 and 2023, respectively, which includes $3.4 million of cemetery property held for sale at December 31, 2024. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue.
Our growth capital expenditures totaled $7.0 million, $7.1 million and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, for cemetery property development. We recorded amortization expense for cemetery interment rights of $8.2 million, $6.0 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, we sold one cemetery that had a carrying value of cemetery property of $0.8 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on Consolidated Statements of Operations, more fully described in Note 5 to Consolidated Financial Statements.

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
We determine if an arrangement is a lease at inception based on the facts and circumstances of the agreement. A right-of-use (“ROU”) asset represents our right to use the underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized on our Consolidated Balance Sheets at the lease commencement date based on the present value of lease payments over the lease term. For our leases that do not provide an implicit interest rate in the agreement, we use our incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. The lease terms used to calculate the ROU asset and related lease liability include options to extend the lease when it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as depreciation expense and interest expense using the effective interest method of recognition. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense. We have real estate lease agreements which require payments for lease and non-lease components, and we account for these as a single lease component. Leases with an initial term of 12 months or less, that do not include an option to renew the underlying asset, are not recorded on our Consolidated Balance Sheets and expense is recognized on a straight-line basis over the lease term.
Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Current portion of operating lease obligations and Obligations under operating leases, net of current portion on our Consolidated Balance Sheets. Finance lease ROU assets are included in Property, plant and equipment, net and finance lease liabilities are included in Current portion of finance lease obligations and Obligations under finance leases, net of current portion on our Consolidated Balance Sheets.
See Note 14 to the Consolidated Financial Statements for additional information related to leases.
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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. For the year ended December 31, 2024, the excess tax deficiency related to share-based payments was $0.8 million. We had immaterial amounts of excess tax deficiency for the years ended December 31, 2023 and 2022. Excess tax benefits and deficiencies are recorded within Expense (benefit) related to discrete income tax items on our Consolidated Statements of Operations and are included in operating cash flows on the Consolidated Statements of Cash Flows.
See Note 17 to the Consolidated Financial Statements for additional information related to equity plans and stock-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Ancillary funeral service revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business and online cremation businesses. Revenue is recognized when control of the merchandise or services is transferred to the customer and are primarily sold on an atneed basis.
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly owned registered investment advisory firm CSV RIA are recorded in Other revenue. At December 31, 2024, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have reduced Deferred preneed funeral revenue by $10.2 million and $10.7 million at December 31, 2024 and 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of 10 years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheets. Balances due on undelivered preneed cemetery contracts have reduced Deferred preneed cemetery revenue on our Consolidated Balance Sheets by $13.6 million and $15.8 million at December 31, 2024 and 2023, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
See Note 20 to the Consolidated Financial Statements for additional information related to revenue.
Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 15 states in which we operate and combined or unitary income tax returns in 14 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We classify our deferred tax liabilities and assets as non-current on our Consolidated Balance Sheets.
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
See Note 16 to the Consolidated Financial Statements for additional information related to income taxes.

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
See Note 19 to the Consolidated Financial Statements for additional information related to the computation of earnings per share.
Subsequent Events
We have evaluated events and transactions during the period subsequent to December 31, 2024 through the date the financial statements were issued for potential recognition or disclosure in the accompanying financial statements covered by this report.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Segment Reporting
In November 2023, the FASB issued ASU, Segment Reporting - Improvements to Reportable Segment Disclosures (“Topic 280”) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require that a public entity disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; and (2) an amount for other segment items, as described in the amendments, by reportable segment and a description of its composition. Additionally, the amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and therefore were effective for us for our fiscal year beginning January 1, 2024 and for interim periods within our fiscal year beginning January 1, 2025. The adoption had no material impact on our consolidated financial statements as it modified disclosure requirements only.
Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU, Income Taxes - Improvements to Income Tax Disclosures (“Topic 740”) to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation; and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The amendments in this update also require that all entities disclose on an annual basis (1) the amount of net income taxes paid disaggregated by federal and state taxes; and (2) the amount of net income taxes paid disaggregated by individual jurisdictions in which net income taxes paid is equal to or greater than five percent of total net income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We plan to adopt the amendments of Topic 740 for our fiscal year beginning January 1, 2025. We expect the adoption will have no material impact on our consolidated financial statements as it modifies disclosure requirements only.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“Topic 220”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The amendments in this update require, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We expect the adoption will have no material impact on our consolidated financial statements as it modifies disclosure requirements only.
3. BUSINESS COMBINATIONS
We did not acquire any businesses in 2024. On March 22, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business in the Bakersfield, CA area for $44.0 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

	December 31, 2024	December 31, 2023
Goodwill at the beginning of the year	$423,643	$410,137
Increase in goodwill related to acquisitions	—	13,506
Decrease in goodwill related to divestitures	(8,784)	—
Goodwill at the end of the year	$414,859	$423,643
During the year ended December 31, 2024, we allocated $8.8 million of goodwill to the sale of six funeral homes and one cemetery for a loss recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations of which $7.8 million was allocated to our funeral home segment and $1.0 million was allocated to our cemetery segment.
During the year ended December 31, 2023, we recognized $13.5 million in goodwill related to our acquisition of a business located in Bakersfield, CA, of which $4.5 million was allocated to our cemetery segment and $9.0 million was allocated to our funeral home segment.
As a result of our 2024 and 2023 annual qualitative impairment assessments, we determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than-not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
See Notes 1, 3, and 5 to the Consolidated Financial Statements for a discussion of the methodology used for our annual goodwill impairment test and a discussion of our acquisitions and divestitures.
5. DIVESTED OPERATIONS
During the year ended December 31, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million and merged three funeral homes with other businesses we own in existing markets. During the year ended December 31, 2023, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and merged one funeral home with another business we own in a nearby market. During 2022, we sold four funeral homes for an aggregate of $1.5 million and we merged one funeral home with another business we own in a nearby market.
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue	$1,382	$242	$656

Operating income	141	6	54
Net loss on divestitures(1)	(1,224)	(106)	(736)
Income tax expense	348	28	193
Net loss from divested operations, after tax	$(735)	$(72)	$(488)

(1)	Net loss on divestitures is recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
For the years ended December 31, 2024, 2023 and 2022, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
See Note 1 to the Consolidated Financial Statements for a discussion of the methodology used for assessing goodwill impairment after a divestiture of a business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	December 31, 2024
	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$7,085	$24,355	$—	$(833)	$30,607
Other receivables	557	345	—	—	902
Allowance for credit losses	(302)	(1,014)	—	—	(1,316)
Accounts receivable, net	$7,340	$23,686	$—	$(833)	$30,193

	December 31, 2023
	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$8,822	$18,459	$—	$—	$27,281
Other receivables	404	595	286	—	1,285
Allowance for credit losses	(266)	(1,240)	—	—	(1,506)
Accounts receivable, net	$8,960	$17,814	$286	$—	$27,060
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the year ended December 31, 2024 (in thousands):

	January 1, 2024	Provision for Credit Losses	Write Offs	Recoveries	December 31, 2024
Trade and financed receivables:
Funeral	$(266)	$(1,069)	$1,827	$(794)	$(302)
Cemetery	(1,240)	(884)	1,110	—	(1,014)
Total allowance for credit losses on trade and financed receivables	$(1,506)	$(1,953)	$2,937	$(794)	$(1,316)
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Interment rights	$79,436	$60,863
Merchandise and services	13,128	11,223
Unearned finance charges	4,983	5,669
Cemetery receivables	$97,547	$77,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of our cemetery receivables are as follows (in thousands):

	December 31, 2024	December 31, 2023
Cemetery receivables	$97,547	$77,755
Less: unearned finance charges	(4,983)	(5,669)
Cemetery receivables, at amortized cost	$92,564	$72,086
Less: allowance for contract cancellation and credit losses	(3,018)	(3,495)
Less: balances due on undelivered cemetery preneed contracts	(13,576)	(15,797)
Less: amounts in accounts receivable	(23,341)	(17,219)
Preneed cemetery receivables, net including HFS	52,629	35,575
Less: Held for sale	(1,671)	—
Preneed cemetery receivables, net	$50,958	$35,575
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the year ended December 31, 2024 (in thousands):

	January 1, 2024	Provision for Credit Losses	Write Offs	December 31, 2024
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,255)	$(1,398)	$1,649	$(2,004)
The amortized cost basis of our cemetery receivables by year of origination as of December 31, 2024 is as follows (in thousands):

	2024	2023	2022	2021	2020	Prior	Total
Total cemetery receivables, at amortized cost	$49,487	$22,200	$12,934	$5,355	$1,735	$853	$92,564
The aging of past due cemetery receivables as of December 31, 2024 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,599	$1,065	$832	$2,578	$6,074	$72,914	$78,988
Deferred revenue	302	160	105	612	1,179	17,380	18,559
Total contracts	$1,901	$1,225	$937	$3,190	$7,253	$90,294	$97,547
The aging of past due preneed cemetery receivables as of December 31, 2023 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,877	$715	$353	$3,790	$6,735	$49,554	$56,289
Deferred revenue	466	139	90	1,388	2,083	19,383	21,466
Total contracts	$2,343	$854	$443	$5,178	$8,818	$68,937	$77,755
7. FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 12) and Senior Notes (as defined in Note 13) are classified within Level 2 of the Fair Value Measurements hierarchy.
At December 31, 2024, the carrying value and fair value of our Credit Facility was $137.0 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At December 31, 2024, the carrying value of our acquisition debt was $5.5 million, which approximated its fair value. The fair value of our Senior Notes was $364.4 million at December 31, 2024 based on the last traded or broker quoted price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at December 31, 2024 because the investments include restrictions that do not allow for liquidation until 2027. As of December 31, 2024 we do not have an unfunded commitment for this investment.
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
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2024 and 2023, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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
Changes in the fair value of our trust fund assets (Preneed funeral, cemetery and perpetual care trust investments) are offset by changes in the fair value of our trust fund liabilities (Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus) and reflected in Other, net. There is no impact on earnings until such time the services are performed, or the merchandise is delivered, causing the contract to be withdrawn from the trust in accordance with state regulations and the gain or loss is allocated to the contract.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Preneed cemetery trust investments, at market value	$106,143	$99,461
Less: allowance for contract cancellation	(3,147)	(3,087)
Preneed cemetery trust investments, including HFS	102,996	96,374
Less: Held for sale	(4,876)	—
Preneed cemetery trust investments	$98,120	$96,374
The cost and market values associated with preneed cemetery trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,215	$—	$—	$23,215
Fixed income securities:
U.S. agency obligations	2	664	1	(46)	619
Foreign debt	2	8,575	1,431	(8)	9,998
Corporate debt	2	8,500	365	(256)	8,609
Preferred stock	2	2,833	479	(176)	3,136
Certificates of deposit	2	79	—	(5)	74
Common stock	1	29,325	4,322	(3,381)	30,266
Limited partnership fund		3,530	84	—	3,614
Mutual funds:
Equity	1	911	85	—	996
Fixed income	2	27,268	94	(2,376)	24,986
Trust securities		$104,900	$6,861	$(6,248)	$105,513
Accrued investment income		$630			$630
Preneed cemetery trust investments					$106,143
Market value as a percentage of cost					100.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$140
Due in one to five years	6,557
Due in five to ten years	4,703
Thereafter	11,036
Total fixed income securities	$22,436

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$9,643	$—	$—	$9,643
Fixed income securities:
U.S. agency obligations	2	803	1	(51)	753
Foreign debt	2	7,764	1,371	(17)	9,118
Corporate debt	2	15,071	342	(3,657)	11,756
Preferred stock	2	10,965	473	(1,572)	9,866
Certificate of deposit	2	79	—	(7)	72
Common stock	1	43,057	9,466	(7,935)	44,588
Limited partnership fund		3,575	—	(3)	3,572
Mutual funds:
Equity	1	553	10	(30)	533
Fixed income	2	11,369	16	(2,759)	8,626
Trust securities		$102,879	$11,679	$(16,031)	$98,527
Accrued investment income		$934			$934
Preneed cemetery trust investments					$99,461
Market value as a percentage of cost					95.8%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$479	$(46)	$479	$(46)
Foreign debt	—	—	211	(8)	211	(8)
Corporate debt	1,274	(139)	94	(117)	1,368	(256)
Preferred stock	889	(5)	891	(171)	1,780	(176)
Certificates of deposit	—	—	74	(5)	74	(5)
Total fixed income securities with an unrealized loss	$2,163	$(144)	$1,749	$(347)	$3,912	$(491)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Investment income	$2,834	$2,479	$2,219
Realized gains	11,600	3,492	10,619
Realized losses	(14,191)	(2,507)	(2,548)
Unrealized gains (losses), net	613	(4,352)	(9,661)
Expenses and taxes	(2,175)	(1,653)	(1,748)
Net change in deferred preneed cemetery receipts held in trust	1,319	2,541	1,119
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Purchases	$(25,246)	$(22,478)	$(8,336)
Sales	33,725	18,378	8,248
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Preneed funeral trust investments, at market value	$111,721	$111,247
Less: allowance for contract cancellation	(3,305)	(3,405)
Preneed funeral trust investments, including HFS	108,416	107,842
Less: Held for Sale	(2,197)	—
Preneed funeral trust investments	$106,219	$107,842

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$33,735	$—	$—	$33,735
Fixed income securities:
U. S. treasury debt	1	387	—	(30)	357
Foreign debt	2	8,193	1,373	(7)	9,559
Corporate debt	2	7,941	351	(134)	8,158
Preferred stock	2	2,577	460	(218)	2,819
Common stock	1	26,293	3,989	(2,876)	27,406
Limited partnership fund		3,392	80	—	3,472
Mutual funds:
Equity	1	763	41	—	804
Fixed income	2	24,952	83	(2,118)	22,917
Other investments	2	1,910	—	—	1,910
Trust securities		$110,143	$6,377	$(5,383)	$111,137
Accrued investment income		$584			$584
Preneed funeral trust investments					$111,721
Market value as a percentage of cost					100.9%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$83
Due in one to five years	6,055
Due in five to ten years	4,351
Thereafter	10,404
Total fixed income securities	$20,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at December 31, 2023 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$26,707	$—	$—	$26,707
Fixed income securities:
U.S. treasury debt	1	451	—	(34)	417
Foreign debt	2	7,300	1,297	(16)	8,581
Corporate debt	2	13,848	323	(3,255)	10,916
Preferred stock	2	9,786	442	(1,468)	8,760
Common stock	1	38,600	8,858	(6,855)	40,603
Limited partnership fund		3,383	—	(2)	3,381
Mutual funds:
Equity	1	401	3	(29)	375
Fixed income	2	9,513	15	(2,383)	7,145
Other investments	2	3,510	—	—	3,510
Trust securities		$113,499	$10,938	$(14,042)	$110,395
Accrued investment income		$852			$852
Preneed funeral trust investments					$111,247
Market value as a percentage of cost					97.3%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. treasury debt	$—	$—	$274	$(30)	$274	$(30)
Foreign debt	—	—	203	(7)	203	(7)
Corporate debt	1,225	(133)	—	(1)	1,225	(134)
Preferred stock	842	(4)	717	(214)	1,559	(218)
Total fixed income securities with an unrealized loss	$2,067	$(137)	$1,194	$(252)	$3,261	$(389)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Investment income	$2,177	$2,004	$1,700
Realized gains	10,722	3,354	9,446
Realized losses	(12,947)	(2,170)	(2,301)
Unrealized gains (losses), net	994	(3,104)	(7,723)
Expenses and taxes	(1,120)	(848)	958
Net change in deferred preneed funeral receipts held in trust	174	764	(2,080)
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Purchases	$(23,799)	$(21,425)	$(6,239)
Sales	31,038	17,300	7,419
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2024	December 31, 2023
Cemetery perpetual care trust investments, at market value	$87,337	$85,331
Obligations due from trust	(885)	(980)
Care trusts’ corpus, including HFS	$86,452	$84,351
Less: Held for sale	(2,234)	—
Care trusts' corpus	$84,218	$84,351

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2024 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,054	$—	$—	$14,054
Fixed income securities:
Foreign debt	2	7,770	1,262	(7)	9,025
Corporate debt	2	7,942	357	(402)	7,897
Preferred stock	2	2,725	418	(148)	2,995
Common stock	1	25,563	3,866	(3,036)	26,393
Limited partnership fund		3,078	73	—	3,151
Mutual funds:
Equity	1	789	68	—	857
Fixed income	2	24,374	111	(2,115)	22,370
Trust securities		$86,295	$6,155	$(5,708)	$86,742
Accrued investment income		$595			$595
Cemetery perpetual care investments					$87,337
Market value as a percentage of cost					100.5%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	5,508
Due in five to ten years	4,290
Thereafter	10,119
Total fixed income securities	$19,917
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$—	$—	$184	$(7)	$184	$(7)
Corporate debt	1,111	(121)	316	(281)	1,427	(402)
Preferred stock	764	(4)	1,086	(144)	1,850	(148)
Total fixed income securities with an unrealized loss	$1,875	$(125)	$1,586	$(432)	$3,461	$(557)
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Realized gains	$1,432	$1,025	$1,454
Realized losses	(1,873)	(639)	(309)
Unrealized gains (losses), net	447	(3,767)	(6,958)
Net change in care trusts’ corpus	(6)	3,381	5,813
Total	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Investment income	$14,806	$12,824	$11,425
Realized losses	(3,589)	(1,583)	(2,427)
Total	$11,217	$11,241	$8,998
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Purchases	$(21,441)	$(18,024)	$(4,872)
Sales	29,967	21,613	5,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2024	December 31, 2023
Preneed funeral trust funds, at cost	$23,063	$22,196
Less: allowance for contract cancellation	(691)	(666)
Receivables from preneed funeral trusts, net	$22,372	$21,530
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at December 31, 2024 and 2023. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at December 31, 2024 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,826	$6,826
Fixed income investments	12,998	12,998
Mutual funds and common stocks	3,235	2,999
Annuities	4	4
Total	$23,063	$22,827
The composition of the preneed trust funds at December 31, 2023 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,547	$6,547
Fixed income investments	12,732	12,732
Mutual funds and common stocks	2,913	2,695
Annuities	4	4
Total	$22,196	$21,978
10. CONTRACTS FUNDED BY INSURANCE
When preneed funeral contracts are funded through third-party insurance policies, we earn a commission on the sale of the policies, which are recorded in Other revenue. These insurance commissions are subject to refund (charge-back) if the preneed policy is cancelled within a year or if there is an imminent death of beneficiary before the first year anniversary of the policy. Approximately 10% of our preneed funeral contracts are cancelled before the first year anniversary of the policy. As such, we recognize 90% of our commissions revenue at the time that it is earned. Based on our historical cancellation rate, we defer 10% of the commissions revenue earned for twelve months until the commission is no longer subject to refund. All selling costs incurred pursuant to the sale of the insurance funded preneed contracts are expensed as incurred.
Additionally, during the year ended December 31, 2023, we received a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, which increased our cash flow from operations and Deferred preneed funeral revenue. The incentive payment is subject to partial claw-back if certain preneed funeral sales volumes are not met within the ten-year term of the agreement. As such, we recognize the incentive payment in proportion to our achieved preneed funeral sales volume, net of cancellations, at each reporting period. In each of the years ended December 31, 2024 and 2023, we recognized $0.2 million of the incentive payment as Other revenue.
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
Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $421.3 million and $434.9 million at December 31, 2024 and 2023, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2024	December 31, 2023
Tradenames	$28,116	$28,862
Internally developed software, net of accumulated amortization of $764 and $444, respectively	5,601	2,422
Capitalized commissions on preneed contracts, net of accumulated amortization of $4,653 and $3,788, respectively	4,991	4,678
Prepaid agreements not-to-compete, net of accumulated amortization of $3,543 and $3,158, respectively	923	1,335
Non-current prepaid and other intangibles, net of accumulated amortization of $109 and $37, respectively	1,011	380
Intangible and other non-current assets, net including HFS	40,642	37,677
Less: Held for Sale	(215)	—
Intangible and other non-current assets, net	$40,427	$37,677
Tradenames
During the year ended December 31, 2024, two of the funeral homes that we sold had a carrying value of tradenames of $0.2 million, which was included in the loss on sale and recorded in Net loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
During the year ended December 31, 2023, we increased the value of our tradenames by $3.5 million, with $1.3 million allocated to our funeral home segment and $2.2 million allocated to our cemetery segment, related to our acquisition of a business located in Bakersfield, CA, as more fully described in Note 3 to the Consolidated Financial Statements.
As a result of our 2024 and 2023 annual qualitative impairment assessments, we determined that there were factors that would indicate the need to perform additional quantitative impairment tests for certain funeral home businesses. As a result of these additional quantitative impairment tests, we recorded a $0.6 million and a $0.2 million impairment to the tradenames of certain funeral homes during the years ended December 31, 2024 and 2023, respectively, as the carrying amount of these tradenames exceeded their fair value.
See Note 1 to the Consolidated Financial Statements included herein for a discussion of the methodology used for our indefinite-lived intangible asset impairment test.
Internally Developed Software
Internally developed software is typically amortized on a straight-line basis over five years. Amortization expense was $0.3 million for each of the years ended December 31, 2024 and 2023, and $0.2 million for the year ended December 31, 2022.
Capitalized Commissions
Amortization expense was $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Prepaid Agreements Not-to-Compete
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $0.5 million for the year ended December 31, 2024, and $0.6 million for each of the years ended December 31, 2023 and 2022.
Non-current Prepaid and Other Intangibles
Non-current prepaid agreements are related to software licenses that have been prepaid for multiple years. These agreements are amortized on a straight-line basis over the term of the respective agreements, generally ranging from two to three years. Other intangible assets relate to intellectual property and are amortized on a straight-line basis, typically over three years. Amortization expense was $0.1 million and $37 thousand for the years ended December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate amortization expense for our capitalized commissions, prepaid not-to-compete agreements, internal-use software and non-current prepaid and other agreements as of December 31, 2024 is as follows (in thousands):

	Capitalized Commissions	Prepaid Agreements Not-to-compete	Internally Developed Software	Non-current Prepaid and Other Intangibles
Years ending December 31,
2025	$915	$389	$1,021	$125
2026	849	262	1,209	462
2027	784	142	1,207	424
2028	701	78	1,009	—
2029	591	38	954	—
Thereafter	1,151	14	201	—
Total amortization expense	$4,991	$923	$5,601	$1,011
12. CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2024, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
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
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 13) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
The Credit Facility contains customary affirmative covenants, including, but not limited to, covenants with respect to the use of proceeds, payment of taxes and other obligations, continuation of the Company’s business and the maintenance of existing rights and privileges, the maintenance of property and insurance, among others.
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2024, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Credit Facility	$137,000	$179,100
Debt issuance costs, net of accumulated amortization of $2,947 and $2,478, respectively	(1,618)	(1,306)
Total Credit Facility	$135,382	$177,794

Acquisition debt	$5,466	$5,998
Less: current portion	(571)	(537)
Total acquisition debt, net of current portion	$4,895	$5,461
At December 31, 2024, we had outstanding borrowings under the Credit Facility of $137.0 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2025 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2024, we had $110.8 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At December 31, 2024, the prime rate margin was equivalent to 1.50% and the SOFR term margin was 2.50%. The weighted average interest rate on our Credit Facility was 8.4% and 8.6% for the years ended December 31, 2024 and 2023, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Credit Facility interest expense	$13,390	$17,251	$7,105
Credit Facility amortization of debt issuance costs	469	552	412
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Acquisition debt imputed interest expense	$406	$291	$311
The aggregate maturities of our Credit Facility and acquisition debt for the next five years subsequent to December 31, 2024 and thereafter, excluding debt issuance costs, are as follows (in thousands):

	Credit Facility	Acquisition Debt
Years ending December 31,
2025	$—	$938
2026	—	491
2027	—	491
2028	—	491
2029	137,000	491
Thereafter	—	5,438
Total Credit Facility and acquisition debt	$137,000	$8,340
Less: Interest	—	(2,874)
Present value of Credit Facility and acquisition debt	$137,000	$5,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. SENIOR NOTES
At December 31, 2024, we had $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors, which were issued in a private offering under Rule 144A and Regulation S of the Securities Act.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 53 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the years ended December 31, 2024 and 2023 was 4.42% and 4.30%, respectively.
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2024	December 31, 2023
Long-term liabilities:
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $1,848 and $1,309, respectively	(2,652)	(3,191)
Debt issuance costs, net of accumulated amortization of $526 and $373, respectively	(751)	(904)
Carrying value of the Senior Notes	$396,597	$395,905
The fair value of the Senior Notes, which are Level 2 measurements, was $364.4 million at December 31, 2024.
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Years ended December 31,
	2024	2023	2022
Senior Notes interest expense	$17,000	$17,000	$16,980
Senior Notes amortization of debt discount	539	515	493
Senior Notes amortization of debt issuance costs	153	147	140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate maturities of our Senior Notes for the next five years subsequent to December 31, 2024 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Carrying Value
Years ending December 31,
2025	$—	$(563)	$(563)
2026	—	(588)	(588)
2027	—	(615)	(615)
2028	—	(642)	(642)
2029	400,000	(244)	399,756
Thereafter	—	—	—
Total	$400,000	$(2,652)	$397,348
14. LEASES
Our lease obligations consist of operating and finance leases related to real estate, vehicles and equipment. The components of lease cost are as follows (in thousands):

		Years Ended December 31,
	Income Statement Classification	2024	2023	2022
Operating lease cost	Facilities and grounds expense(1)	$3,998	$3,526	$3,375
Short-term lease cost	Facilities and grounds expense(1)	232	372	329
Variable lease cost	Facilities and grounds expense(1)	380	234	324

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$511	$541	$438
Interest on lease liabilities	Interest expense	506	500	442
Total finance lease cost		1,017	1,041	880
Total lease cost		$5,627	$5,173	$4,908

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for operating leases included in operating activities	$4,325	$3,779	$3,671
Cash paid for finance leases included in financing activities	1,083	1,153	868
Right-of-use assets obtained in exchange for new leases are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,224	$1,243
Right-of-use assets obtained in exchange for new finance lease liabilities	1,027	1,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Operating lease right-of-use assets	$14,953	$16,295

Finance lease right-of-use assets	Property, plant and equipment, net	8,564	8,249
Accumulated depreciation	Property, plant and equipment, net	(3,214)	(3,059)
Finance lease right-of-use assets, net		$5,350	$5,190

Operating lease current liabilities	Current portion of operating lease obligations	$2,810	$2,713
Finance lease current liabilities	Current portion of finance lease obligations	533	592
Total current lease liabilities		$3,343	$3,305

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$14,035	$15,797
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	6,045	5,831
Total non-current lease liabilities		$20,080	$21,628

Total lease liabilities		$23,423	$24,933
The average lease terms and discount rates at December 31, 2024 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	7.1	8.1%
Finance leases	13.0	8.1%
The aggregate future lease payments for non-cancelable operating and finance leases at December 31, 2024 are as follows (in thousands):

	Operating	Finance
Lease payments due:
2025	$4,069	$1,063
2026	3,933	1,072
2027	3,690	1,073
2028	3,363	822
2029	2,970	745
Thereafter	3,906	6,294
Total lease payments	$21,931	$11,069
Less: Interest	(5,086)	(4,491)
Present value of lease liabilities	$16,845	$6,578
At December 31, 2024, we had no significant operating or finance leases that had not yet commenced.
15. COMMITMENTS AND CONTINGENCIES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We have employment agreements with our executive officers. These agreements are generally for two to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired.
At December 31, 2024, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting(1)	Employment(1)	Total
Years ending December 31,
2025	$1,926	$1,265	$5,560	$8,751
2026	1,309	671	4,464	6,444
2027	866	310	—	1,176
2028	380	140	—	520
2029	248	20	—	268
Thereafter	509	55	—	564
Total	$5,238	$2,461	$10,024	$17,723

(1)
In connection with Mr. Payne’s transition from Executive Chairman of the Board of Directors to serving as a special advisor to the Board of Directors, his employment agreement with the Company was terminated and he entered into a transition agreement, effective February 22, 2024.

Defined Contribution Plan
We sponsor a defined contribution plan, a 401K plan, for the benefit of our employees. Matching contributions and plan administrative expenses totaled $2.9 million for the year ended December 31, 2024, and $2.8 million for each of the years ended December 31, 2023 and 2022. We do not offer any post-retirement or post-employment benefits.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of December 31, 2024, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of December 31, 2024, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. INCOME TAXES
We are subject to taxation in the United States and various states. The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
U.S. federal provision	$13,902	$7,862	$9,490
State provision	3,923	1,847	3,287
Total current provision	$17,825	$9,709	$12,777
Deferred:
U.S. federal (benefit) provision	$(1,338)	$2,117	$1,723
State provision	640	1,190	1,313
Total deferred (benefit) provision	$(698)	$3,307	$3,036
Total income tax provision	$17,127	$13,016	$15,813
A reconciliation of income taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations is as follows (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$10,517	21.0%	$9,750	21.0%	$12,000	21.0%
Effect of state income taxes, net of federal benefit	3,656	7.3	2,421	5.2	3,630	6.3
Effect of 162(m) officer's compensation limitation	1,717	3.4	—	—	—	—
Effect of non-deductible expenses and other, net	1,019	2.0	864	1.8	59	0.1
Effect of divestitures and impairment of businesses	219	0.5	—	—	138	0.2
Change in valuation allowance, net of federal benefit	(1)	—	(19)	—	(14)	—
Total	$17,127	34.2%	$13,016	28.0%	$15,813	27.6%
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$483	$694
Interest expense limitation	7,350	6,981
Tax credit carryforwards	51	63
State depreciation	1,096	1,310
Accrued and other liabilities	9,787	6,707
Amortization of non-compete agreements	875	855
Preneed assets, net	312	—
Lease liabilities	4,135	4,347
Total deferred income tax assets	24,089	20,957
Less: valuation allowance	(156)	(156)
Total deferred income tax assets	$23,933	$20,801
Deferred income tax liabilities:
Depreciation and amortization	$(69,730)	$(66,863)
Preneed liabilities	—	(1,070)
Right-of-use assets	(3,670)	(3,806)
Prepaid assets and other	(1,962)	(1,189)
Total deferred income tax liabilities	(75,362)	(72,928)
Total net deferred tax liabilities	$(51,429)	$(52,127)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our deferred tax assets and liabilities, along with related valuation allowances, are classified as non-current on our Consolidated Balance Sheets at December 31, 2024 and 2023. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more-likely-than not that the tax benefits will be realized. We recognized an immaterial net decrease in our valuation allowance during the years ended December 31, 2024 and 2023.
For state reporting purposes, we have $10.1 million of net operating loss carryforwards that will expire between 2025 and 2043, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more-likely-than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2024 was attributable to the deferred tax asset related to a portion of the state operating losses.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheets. The deferred tax assets recognized for those net operating losses (“NOLs”) are presented net of these unrecognized tax benefits.
At December 31, 2024, the Company’s unrecognized tax benefit (“UTB”) reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses generated in 2018 to tax years with a higher effective tax rate than the current 21.0% rate. Our UTB reserve for the years ended December 31, 2024 and 2023 was $3.5 million and $3.4 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Unrecognized tax benefit at beginning of year	$3,382	$3,294	$3,761
Gross decreases - tax positions in prior period	—	—	(533)
Gross increases - tax positions in prior period	—	88	66
Gross increases - tax positions in current period	89	—	—
Unrecognized tax benefit at end of year	$3,471	$3,382	$3,294
At December 31, 2024, we expect that the $3.5 million of UTB will be recognized in the next twelve months. We accrued interest of $0.1 million during 2024 and in total, as of December 31, 2024, recognized a liability related to the UTB's noted above for interest of $0.4 million. During 2023, we accrued interest of $0.1 million and in total, as of December 31, 2023, recognized a liability for interest of $0.3 million.
In 2017, we filed amended returns for the tax years ending December 31, 2013, 2014, 2015, resulting in $1.9 million in refunds. These amended returns were selected for a limited scope audit. Additionally, losses incurred in the tax years ending December 31, 2018, and 2019 were carried back to the tax years 2015 and 2016, generating refunds exceeding $5.0 million, which require Joint Committee approval. During the year ended December 31, 2024, the refunds for the tax years 2013, 2014, and 2015 were received; however, the Joint Committee review is still pending. At December 31, 2024, Carriage had not received final correspondence from the Internal Revenue Service indicating the completion of the audits.
As of December 31, 2024, tax years 2013 to 2023 remain subject to examination by taxing authorities.
17. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 26,881,355 and 26,627,319 shares issued and 15,253,537 and 14,999,501 shares outstanding, net of 11,627,818 shares held in treasury at par, at December 31, 2023 and 2024, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2024, we had two stock benefits plans in effect under which stock, restricted stock, stock options and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (as amended, the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual stockholders meeting on May 17, 2017. The 2017 Plan expires on May 17, 2027. All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
At December 31, 2024, we had 2,295,753 shares available to issue under our 2017 Plan. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2024		2023		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	156,630	$3,834	142,020	$4,634	—	$—
Returned for payroll taxes	16,354	$419	1,473	$50	4,136	$205
Cancelled	55,050	$1,623	1,826	$61	1,950	$63

(1)
Restricted stock granted during the year ended December 31, 2024 and 2023 will vest over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $24.48 and $32.63, respectively.

A summary of the number of unvested restricted stock awards and their weighted average grant date fair values during the year ended December 31, 2024 is presented in the table below:

Restricted stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	143,168	$32.65
Granted	156,630	$24.48
Vested	(48,268)	$32.69
Cancelled	(55,050)	$29.49
Unvested at December 31	196,480	$27.01
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for restricted stock awards of $2.0 million , $1.4 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024, we had $5.3 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of 1.9 years.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Years Ended December 31,
	2024		2023		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	370,590	$3,830	214,191	$2,506	58,500	$959
Granted(2)	—	$—	—	$—	310,000	$5,388
Granted(3)	—	$—	—	$—	12,600	$143
Cancelled	532,266	$6,311	105,150	$1,380	45,590	$512

(1)
Stock options granted during the years ended December 31, 2024, 2023 and 2022 had a weighted average price of $24.48, $32.69 and $49.48, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2024 and 2023 vest over a three-year period and have a ten-year term. The options granted in 2022 vest over a five-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Additional stock option activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2024		2023		2022
	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	97,548	$1,439	74,200	N/A	32,196	N/A
Returned for option price(2)	28,882	$1,113	56,957	$—	18,797	$60
Returned for payroll taxes(3)	4,482	$174	5,486	$174	2,895	$123

(1)	Stock options exercised during the years ended December 31, 2024, 2023 and 2022 had a weighted average exercise price of $26.12, $23.98 and $25.49, respectively.
(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
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
The fair value of the options granted using the Black-Scholes option pricing model was estimated on the date of grant with the following assumptions:

	Years Ended December 31,
	2024	2023	2022	2022	2022
Grant date	February 21	February 22	February 23	February 23	September 27
Expected holding period (years)	6.0	4.0	7.0	5.0	4.1
Awards granted	370,590	214,191	310,000	58,500	12,600
Dividend yield	1.79%	1.38%	0.91%	0.91%	1.43%
Expected volatility	43.59%	43.68%	34.35%	33.18%	43.68%
Risk-free interest rate	4.31%	4.27%	1.98%	1.89%	4.29%
Black-Scholes value	$10.34	$11.70	$17.38	$16.39	$11.35
The fair value of the options granted using the Monte-Carlo simulation pricing model was estimated on the date of grant with the following assumptions:

Year ended December 31, 2022
Awards granted	150,000
Dividend yield	1.15%
Expected volatility	34.08%
Risk-free interest rate	1.29%
A summary of the number of stock options and their weighted average exercise prices during the year ended December 31, 2024 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Ex. Price
Outstanding at January 1	1,603	$35.04
Granted	371	$24.48
Exercised	(98)	$26.12
Forfeited or expired	(532)	$36.01
Outstanding at December 31	1,344	$32.39
Exercisable at December 31	617	$31.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the number of stock options and their weighted average grant date fair values during the year ended December 31, 2024 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Fair Value
Non-vested at January 1	915	$12.77
Granted	371	$10.34
Vested or exercised	(220)	$11.71
Forfeited	(339)	$12.43
Non-vested at December 31	727	$11.98
A summary of the intrinsic value of stock options exercised and the fair value of stock options vested for the three years ended December 31, 2024 is presented in the table below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Intrinsic value of options exercised	$647	$538	$580
Fair value of stock options vested	5,825	6,003	1,784
The following table further describes our outstanding stock options at December 31, 2024:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/24	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/24	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$18.02 - $18.02	13,333	5.48	$18.02	13,333	5.48	$18.02
$20.06 - $26.54	593,477	5.39	$24.73	272,087	0.96	$25.04
$31.58 - $31.58	12,600	7.74	$31.58	8,400	7.74	$31.58
$32.69 - $49.48	724,675	6.86	$38.93	323,020	6.65	$37.59
$18.02 - $49.48	1,344,085	6.20	$32.39	616,840	4.13	$31.54
The aggregate intrinsic value of the outstanding and exercisable stock options were both $12.2 million and $5.8 million, respectively, at December 31, 2024. We had $6.1 million of unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 2.5 years at December 31, 2024.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for stock options $2.5 million, $2.9 million and $2.3 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
Performance Awards
Performance award activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2024		2023		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	—	$—	—	$—	27,013	$1,262
Cancelled	80,276	$871	54,229	$1,565	30,743	$295
A summary of the number of performance awards and their weighted average grant date fair values during the year ended December 31, 2024 is presented in the table below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value
At January 1	377,807	$19.81
Cancelled	(80,276)	$10.85
At December 31	297,531	$22.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The performance awards in the table above are presented at the first predetermined growth target. However, at December 31, 2024, certain performance criteria for the third predetermined growth target were satisfied. Therefore, a total of 415,812 shares of common stock are expected to be awarded to participants under this program. There was no unrecognized compensation cost related to performance awards at December 31, 2024.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for performance awards of $1.1 million, $1.6 million and $2.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter).
ESPP activity is as follows:

	Years Ended December 31,
	2024		2023		2022
	Shares	Price	Shares	Price	Shares	Price
ESPP	55,850	$21.26	63,372	$23.58	52,053	$32.38
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for our ESPP of $0.4 million, $0.6 million and $0.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.
The fair values of the right to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	Years Ended December 31,
	2024	2023	2022
Dividend yield	1.51%	1.30%	0.01%
Expected volatility	41.2%	53.5%	30.2%
Risk-free interest rate	5.46%, 5.24%, 5.02%, 4.80%	4.53%, 4.77%, 4.75%,4.72%	0.08%, 0.22%, 0.31%, 0.40%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00
Expected volatilities are based on the historical volatility during the previous twelve months of the underlying common stock. The risk-free rate for the quarterly purchase periods is based on the U.S. Treasury yields in effect at the time of purchase. The expected life of the ESPP grants represents the calendar quarters from the beginning of the year to the purchase date (end of each quarter).
Common Stock
Former Employee
Common stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2024		2023		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	30,000	$826	—	$—
Returned for payroll taxes	—	$—	1,001	$28	—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Good to Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

Years Ended December 31,
2024		2023		2022
Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
31,470	$790	8,444	$276	27,448	$1,358

(1)	Common stock granted during the year ended December 31, 2024, 2023 and 2022 had a grant date stock price of $25.08, $32.69 and $49.48, respectively.
Non-Employee Director and Board Advisor Compensation
On April 2, 2024, the Board revised the Director Compensation Policy to provide that each independent director is entitled to a quarterly retainer of $37,500 payable in cash and/or unrestricted shares of our common stock at the end of each quarter. The chair of the Board, so long as he or she is an independent director, and the chair of our Audit Committee shall be entitled to an additional annual retainer of $20,000, payable in quarterly installments of $5,000 each at the end of each quarter, and the chair of our Compensation Committee is entitled to an additional annual retainer of $15,000, payable in quarterly installments of $3,750 each at the end of each quarter, and the chair of our Corporate Governance Committee is entitled to an additional annual retainer of $10,000, payable in quarterly installments of $2,500 at the end of each quarter.
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
Non-employee director and board advisor common stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2024		2023		2022
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	16,658	$510	15,059	$431	11,155	$415
Advisor to the Board(1)	647	$21	691	$20	555	$20

(1)	Common stock granted during the years ended December 31, 2024, 2023 and 2022 had a weighted average price of $30.56, $28.60 and $37.14, respectively.
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $1.3 million, $0.8 million and $0.7 million, during the years ended December 31, 2024, 2023 and 2022, respectively.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
June 1st	$0.1125	$1,704
September 1st	$0.1125	$1,708
December 1st	$0.1125	$1,709

2023	Per Share	Dollar Value
March 1st	$0.1125	$1,661
June 1st	$0.1125	$1,679
September 1st	$0.1125	$1,683
December 1st	$0.1125	$1,685
18. SHARE REPURCHASE PROGRAM
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Table of Contents
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Exchange Act, which totaled up to $265.0 million in share repurchase authorizations.
Share repurchase activity is as follows (dollar value in thousands):

	Years Ended December 31,
	2024	2023	2022
Number of Shares Repurchased	—	—	695,496
Average Price Paid Per Share	$—	$—	$49.22
Dollar Value of Shares Repurchased	$—	$—	$34,234

Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. At December 31, 2024, our share repurchase program had $48.9 million authorized for repurchases.
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
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$32,953	$33,413	$41,381
Less: Earnings allocated to unvested restricted stock	(432)	(306)	(26)
Income attributable to common stockholders	$32,521	$33,107	$41,355

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	14,971	14,803	14,857
Effect of dilutive securities:
Stock options	56	55	183
Performance awards	416	597	670
Denominator for diluted earnings per common share – weighted average shares outstanding	15,443	15,455	15,710

Basic earnings per common share:	$2.17	$2.24	$2.78
Diluted earnings per common share:	$2.10	$2.14	$2.63
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Antidilutive stock options	1,143	1,208	311
Our performance awards are considered to be contingently issuable shares because their issuance is contingent upon the satisfaction of certain performance and service conditions. At December 31, 2024, we had satisfied certain performance criteria for the first, second and third predetermined growth targets of our performance awards to be considered outstanding. Therefore, we included these awards in the computation of diluted earnings per share as of the beginning of the reporting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. SEGMENT REPORTING
Our Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer, utilizes segment operating income (loss) for resource allocation across segments, particularly during the annual budgeting and forecasting processes. The CODM examines variances on a monthly basis to make informed decisions regarding capital and personnel distribution among segments. Additionally, the CODM employs segment gross profit for product pricing evaluation and uses segment adjusted operating profit to assess each segment’s performance by comparing results and return on assets against expected outcomes.
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, operating income (loss), depreciation and amortization, interest expense, income (loss) before income taxes, income tax expense (benefit), total assets, long-lived assets, goodwill, capital expenditures and number of operating locations by segment as follows, (in thousands, except number of operating locations) for the years ended December 31, 2024, 2023 and 2022, respectively:

Year Ended, December 31, 2024	Funeral	Cemetery	Corporate	Total
Revenue
Services	$163,696	$19,355	$—	$183,051
Merchandise	81,036	17,482	—	98,518
Cemetery property	—	88,414	—	88,414
Other revenue	18,382	15,833	—	34,215
Total revenue	263,114	141,084	—	404,198

Less:(1)
Salaries, benefits and commission expenses	69,552	37,958	—	107,510
Cost of merchandise	27,831	8,058	—	35,889
Allocated overhead costs(2)	13,135	4,883	—	18,018
Facilities and grounds expenses	10,561	6,527	—	17,088
General and administrative expenses(3)	10,324	3,616	—	13,940
Other segment expenses(4)	47,454	23,459	59,041	129,954
Operating income (loss)	$84,257	$56,583	$(59,041)	$81,799

Depreciation and amortization	$11,736	$10,161	$993	$22,890

Interest expense	$947	$27	$31,101	$32,075

Income (loss) before income taxes	$83,945	$56,933	$(90,798)	$50,080

Income tax expense (benefit)	$28,709	$19,471	$(31,053)	$17,127

Total assets	$781,006	$477,487	$21,087	$1,279,580

Long-lived assets	$628,681	$207,427	$10,232	$846,340

Goodwill	$356,869	$57,990	$—	$414,859

Capital expenditures	$5,724	$8,814	$1,560	$16,098

Number of operating locations at year end	162	31	—	193

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Allocated overhead costs include: property insurance costs, property tax expenses and corporate overhead fees allocated to the field, such as information technology, human resources, legal and finance.

(3) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses and office supplies.
(4) The Corporate segment's other segment expenses primarily include general, administrative and other expenses, net loss on divestitures, disposals and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures, disposals and impairment charges and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended, December 31, 2023	Funeral	Cemetery	Corporate	Total
Revenue
Services	$163,600	$18,566	$—	$182,166
Merchandise	85,795	16,385	—	102,180
Cemetery property	—	67,310	—	67,310
Other revenue	15,381	15,483	—	30,864
Total revenue	264,776	117,744	—	382,520

Less:(1)
Salaries, benefits and commission expenses	72,210	33,962	—	106,172
Cost of merchandise	29,387	7,445	—	36,832
Allocated overhead costs(2)	12,767	4,147	—	16,914
Facilities and grounds expenses	10,063	5,578	—	15,641
General and administrative expenses(3)	10,301	3,253	—	13,554
Other segment expenses(4)	48,742	21,436	42,250	112,428
Operating income (loss)	$81,306	$41,923	$(42,250)	$80,979

Depreciation and amortization	$12,197	$8,008	$912	$21,117

Interest expense	$783	$8	$35,475	$36,266

Income (loss) before income taxes	$82,453	$42,208	$(78,232)	$46,429

Income tax expense (benefit)	$23,115	$11,833	$(21,932)	$13,016

Total assets	$802,368	$448,018	$17,666	$1,268,052

Long-lived assets	$648,253	$209,401	$5,732	$863,386

Goodwill	$364,639	$59,004	$—	$423,643

Capital expenditures	$7,483	$10,061	$495	$18,039

Number of operating locations at year end	171	32	—	203

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Allocated overhead costs include: property insurance costs, property tax expenses and corporate overhead fees allocated to the field, such as information technology, human resources, legal and finance.

(3) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses and office supplies.
(4) The Corporate segment's other segment expenses primarily include general, administrative and other expenses, net loss on divestitures, disposals and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures, disposals and impairment charges and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2022	Funeral	Cemetery	Corporate	Total
Revenue
Services	$163,904	$17,367	$—	$181,271
Merchandise	89,052	14,307	—	103,359
Cemetery property	—	58,611	—	58,611
Other revenue	13,947	12,986	—	26,933
Total revenue	266,903	103,271	—	370,174

Less:(1)
Salaries, benefits and commission expenses	70,142	28,940	—	99,082
Cost of merchandise	29,944	6,483	—	36,427
Allocated overhead costs(2)	11,648	3,511	—	15,159
Facilities and grounds expenses	9,919	5,268	—	15,187
General and administrative expenses(3)	9,530	2,787	—	12,317
Other segment expenses(4)	53,640	21,187	37,449	112,276
Operating income (loss)	$82,080	$35,095	$(37,449)	$79,726

Depreciation and amortization	$11,591	$7,584	$624	$19,799

Interest expense	$753	$—	$25,142	$25,895

Income (loss) before income taxes	$85,196	$35,126	$(63,128)	$57,194

Income tax expense (benefit)	$23,555	$9,712	$(17,454)	$15,813

Total assets	$779,500	$396,389	$17,061	$1,192,950

Long-lived assets	$630,599	$190,226	$4,518	$825,343

Goodwill	$355,654	$54,483	$—	$410,137

Capital expenditures	$14,917	$10,566	$598	$26,081

Number of operating locations at year end	171	32	—	203

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Allocated overhead costs include: property insurance costs, property tax expenses and corporate overhead fees allocated to the field, such as information technology, human resources, legal and finance.

(3) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses and office supplies.
(4) The Corporate segment's other segment expenses primarily include general, administrative and other expenses, net loss on divestitures, disposals and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures, disposals and impairment charges and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

21. SUPPLEMENTARY DATA
Balance Sheets
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31,
	2024	2023
Prepaid and other current assets:
Prepaid expenses	$3,987	$3,779
Federal income tax receivable	—	454
State income tax receivable	—	421
Other current assets	136	137
Total prepaid and other current assets	$4,123	$4,791

Current portion of debt and lease obligations:
Acquisition debt	$571	$537
Finance lease obligations	533	592
Operating lease obligations	2,810	2,713
Total current portion of debt and lease obligations	$3,914	$3,842

Accrued and other liabilities:
Incentive compensation	$12,860	$13,156
Salaries and wages	4,867	2,285
Insurance	3,584	3,017
Unrecognized tax benefit	3,471	3,382
Vacation	2,803	3,647
Ad valorem taxes	2,314	2,395
Interest	2,288	2,409
Perpetual care trust payable	2,143	1,358
Employee meetings and award trips	1,550	1,185
Commissions	1,218	1,144
Income tax payable	208	—
Other accrued liabilities	1,300	1,384
Total accrued and other liabilities, including HFS	38,606	35,362
Less: Held for sale	(146)	—
Total accrued and other liabilities	$38,460	$35,362

Other long-term liabilities:
Incentive compensation	$996	$1,855
Other long-term liabilities	183	—
Total other long-term liabilities	$1,179	$1,855
22. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for interest and financing costs	$30,629	$34,682	$24,456
Cash paid for taxes	16,654	10,448	9,713
Land purchased in exchange for debt	—	2,550	—

CARRIAGE SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Deduction	Balance at end of year
Year ended December 31, 2022:
Employee severance accruals	$641	$1,880	$1,361	$1,160
Valuation allowance of the deferred tax asset	198	—	17	181

Year ended December 31, 2023:
Employee severance accruals	$1,160	$186	$799	$547
Valuation allowance of the deferred tax asset	181	—	25	156

Year Ended December 31, 2024:
Employee severance accruals	$547	$6,207	$4,233	$2,521
Valuation allowance of the deferred tax asset	156	—	—	156

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2024 (the end of the period covered by this Form 10-K).
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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2024, as stated in their report that is presented in this Annual Report.

/s/ Carlos R. Quezada
Carlos R. Quezada
Chief Executive Officer and Vice Chairman of the Board
(Principal Executive Officer)

/s/ John Enwright
John Enwright
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
February 28, 2025

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2024, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Stock Selling Plan
On November 25, 2024, Steven D. Metzger, President and Secretary, entered into a stock trading plan designed to comply with Rule 10b5-1 (as defined in Item 408 of Regulation S-K under the Exchange Act ) and satisfy the affirmative defense of Rule 10b5-1(c), which is scheduled to expire no later than January 30, 2026 (“Mr. Metzger’s Plan”).
Mr. Metzger’s Plan provides for sales of Company securities as part of his long-term asset diversification, tax, estate and financial planning strategy, and is in accordance with the Company’s Insider Trading & Anti-Hedging Policy. Under the terms of the Mr. Metzger’s Plan, Mr. Metzger will sell shares of the Company’s common stock on the open market in varying increments with a limit order of $40 per share beginning on March 6, 2025, and continuing through January 30, 2026. Up to 11,001 shares may be sold under the terms of Mr. Metzger’s Plan. Any transactions under Mr. Metzger’s Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by applicable law.
On December 27, 2024, Carlos R. Quezada, Chief Executive Officer and Vice Chairman of the Board, entered into a stock trading plan designed to comply with Rule 10b5-1 and intended to satisfy the affirmative defense of defense of Rule 10b5-1(c), which is scheduled to expire no later than January 30, 2026 (“Mr. Quezada’s Plan”).
Mr. Quezada’s Plan provides for sales of Company securities as part of his long-term asset diversification, tax, estate and financial planning strategy, and is in accordance with the Company’s Insider Trading & Anti-Hedging Policy. Under the terms of the Mr. Quezada’s Plan, Mr. Quezada will sell shares of the Company’s common stock on the open market in varying increments with a limit order of $40 per share beginning on March 31, 2025, and continuing through January 30, 2026. Up to 17,357 shares may be sold under the terms of Mr. Quezada’s Plan. Any transactions under Mr. Quezada’s Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by applicable law.
Other than Mr. Metzger’s Plan and Mr. Quezada’s Plan, no Rule 10b5-1 trading arrangements were adopted by any of our other directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended December 31, 2024.
No non-Rule 10b5-1 trading arrangements were adopted by any of our directors or officers during the three months ended December 31, 2024. No Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements were terminated by any director or officer during such period.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (as amended, the “Code”), which is applicable to each of our Directors, Officers, and employees, including our principal executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code is available on our internet website at www.carriageservices.com. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the Code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or corporate controller, or persons performing similar functions, on our website within four business days following any such amendment of waiver, or within any other period that may be required under SEC rules from time to time.

Insider Trading and Anti-Hedging Policy
We have adopted an Insider Trading & Anti-Hedging Policy governing the purchase, sale and other disposition of our securities that applies to all of our employees, including directors, officers and other covered persons that is designed to promote compliance with insider trading laws, rules and regulations, and applicable New York Stock Exchange listing standards, as well as procedures designed to further the foregoing purposes. A copy of our Insider Trading & Anti-Hedging Policy is filed with this Form 10-K as Exhibit 19.1.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.
The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,344,085	$32.39	2,295,753
Equity compensation plans not approved by security holders	—	—	—
Total	1,344,085	$32.39	2,295,753
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024.
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
    (3) EXHIBITS
A copy of this Form 10-K, excluding exhibits, will be furnished at no charge to each person to whom a proxy statement for our 2025 annual meeting of stockholders is delivered upon the request of such person. Exhibits to this Form 10-K are available upon payment of a reasonable fee, which is limited to our expenses in furnishing the requested exhibit. Requests for copies should be directed to our Corporate Secretary, by mail at 3040 Post Oak Boulevard, Suite 300, Houston, Texas 77056 or by phone at 1-866-332-8400 or 713-332-8400.

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

10.1
Director Compensation Policy dated effective April 2, 2024. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2024, filed on August 2, 2024. †

10.2
Form of Incentive Stock Option Agreement under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013, filed on August 8, 2013. †

10.3
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.4
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.5
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.6
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2020. †

10.7
Form of First Amendment to Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan dated as of June 1, 2021. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.8
Employment Agreement dated June 25, 2020, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.9
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form for its fiscal year ended December 31, 2021, 10-K filed on March 2, 2022. †

10.10
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.11
Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Carlos R. Quezada. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2023, filed on August 7, 2023.†

10.12
Fourth Amendment to Employment Agreement dated February 21, 2024, by and between the Company and Carlos R. Quezada. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2024, filed on May 3, 2024. †

10.13
Employment Agreement dated November 5, 2019, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.14
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.15
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.16
Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2023, filed on August 7, 2023.†

10.17
Fourth Amendment to Employment Agreement dated February 21, 2024, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2024, filed on May 3, 2024. †

10.18
Employment Agreement dated November 5, 2019, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.19
First Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Shawn Phillips. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022. †

10.20
Second Amendment to Employment Agreement dated February 21, 2024, by and between the Company and Shawn R. Phillips. Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2024, filed on May 3, 2024. †

10.21
Third Amendment to Employment Agreement dated April 30, 2024, by and between the Company and Shawn R. Phillips. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 1, 2024. †

10.22
Employment Agreement dated November 5, 2019, by and between the Company and Paul D. Elliott. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 8, 2019. †

10.23
First Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Paul D. Elliott. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2024, filed on May 3, 2024. †

10.24
Second Amendment to Employment Agreement dated April 29, 2024, by and between the Company and Paul D. Elliott. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2024. †

10.25
Employment Agreement dated March 25, 2024, by and between the Company and Kathryn Shanley. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2024. †

10.26
Employment Agreement dated January 2, 2025, by and between the Company and John Enwright. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2024. †

10.27
Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed on April 2, 2001. †

10.28
Transition Agreement, dated February 21, 2024, by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 22, 2024. †

10.29
Release and Separation Agreement, dated June 6, 2024, by and between the Company and L. Kian Granmayeh. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024. †

10.30	Form of Notes Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2020.

10.31
First Amended and Restated Credit Agreement dated as of May 13, 2021, among Carriage Services, Inc., the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021.

10.32
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

10.33
Second Amendment and Commitment Increase to First Amended and Restated Credit Agreement dated as of May 27, 2022, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.

10.34
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

10.35
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

*19.1	Carriage Services, Inc. Insider Trading & Anti-Hedging Policy, dated February 19, 2025.

97.1
Carriage Services, Inc. Compensation Recovery Policy, dated January 10, 2024. Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2023, filed on March 1, 2024.

*21.1	Subsidiaries of the Company.

*23.1	Consent of Grant Thornton LLP.

*31.1	Certification of Periodic Financial Reports by Carlos R. Quezada in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by John Enwright in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Carlos R. Quezada and John Enwright in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101	Interactive Data Files.

__________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2025.

CARRIAGE SERVICES, INC.

By:	/s/ Carlos R. Quezada
Carlos R. Quezada Chief Executive Officer and Vice Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos R. Quezada	Chief Executive Officer and Vice Chairman of the Board	February 28, 2025
Carlos R. Quezada	(Principal Executive Officer)

/s/ John Enwright	Senior Vice President, Chief Financial Officer and Treasurer	February 28, 2025
John Enwright	(Principal Financial Officer)

/s/ Kathryn Shanley	Chief Accounting Officer	February 28, 2025
Kathryn Shanley	(Principal Accounting Officer)

/s/ Donald D. Patteson Jr.	Non-Executive Chairman of the Board	February 28, 2025
Donald D. Patteson Jr.

/s/ Chad Fargason	Director	February 28, 2025
Chad Fargason

/s/ Douglas Meehan	Director	February 28, 2025
Douglas Meehan

/s/ Julie Sanders	Director	February 28, 2025
Julie Sanders

/s/ Somer Webb	Director	February 28, 2025
Somer Webb

/s/ Dr. Edmondo Robinson	Director	February 28, 2025
Dr. Edmondo Robinson