Form 10-Q
period 2025-03-31
CARRIAGE SERVICES INC
filed 2025-05-02
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 25, 2025 was 15,692,935.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,643	$1,165
Accounts receivable, net	32,590	30,193
Inventories	7,857	7,920
Prepaid and other current assets	4,719	4,123
Current assets held for sale	91	1,135
Total current assets	49,900	44,536
Preneed cemetery trust investments	103,817	98,120
Preneed funeral trust investments	108,290	106,219
Preneed cemetery receivables, net	50,034	50,958
Receivables from preneed funeral trusts, net	22,239	22,372
Property, plant and equipment, net	273,422	273,004
Cemetery property, net	109,283	109,576
Goodwill	410,703	414,859
Intangible and other non-current assets, net	40,744	40,427
Operating lease right-of-use assets	14,378	14,953
Cemetery perpetual care trust investments	88,624	85,103
Non-current assets held for sale	3,795	19,453
Total assets	$1,275,229	$1,279,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,192	$3,914
Accounts payable	14,107	15,427
Accrued and other liabilities	34,058	38,460
Current liabilities held for sale	154	240
Total current liabilities	52,511	58,041
Acquisition debt, net of current portion	4,856	4,895
Long-term liabilities held for sale	1,963	13,842
Credit facility	118,470	135,382
Senior notes	396,774	396,597
Obligations under finance leases, net of current portion	9,152	6,045
Obligations under operating leases, net of current portion	13,379	14,035
Deferred preneed cemetery revenue	60,214	61,767
Deferred preneed funeral revenue	39,152	39,261
Deferred tax liability	53,893	51,429
Other long-term liabilities	1,058	1,179
Deferred preneed cemetery receipts held in trust	103,817	98,120
Deferred preneed funeral receipts held in trust	108,290	106,219
Care trusts’ corpus	88,638	84,218
Total liabilities	1,052,167	1,071,030
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 27,321,003 and 26,881,355 shares issued, respectively and 15,692,935 and 15,253,537 shares outstanding, respectively	273	269
Additional paid-in capital	237,407	243,825
Retained earnings	264,135	243,209
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	223,062	208,550
Total liabilities and stockholders’ equity	$1,275,229	$1,279,580
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue:
Service revenue	$53,010	$49,699
Property and merchandise revenue	45,586	45,502
Other revenue	8,473	8,292
	107,069	103,493
Field costs and expenses:
Cost of service	24,577	23,708
Cost of merchandise	32,609	31,950
Cemetery property amortization	1,828	1,756
Field depreciation expense	3,322	3,467
Regional and unallocated funeral and cemetery costs	5,235	3,842
Other expenses	1,656	1,508
	69,227	66,231
Gross profit	37,842	37,262
Corporate costs and expenses:
General, administrative and other	12,048	16,240
Net (gain) loss on divestitures, disposals and impairments charges	(5,770)	1,545
Operating income	31,564	19,477

Interest expense	7,298	8,712
Other, net	(1,988)	43
Income before income taxes	26,254	10,722
Expense for income taxes	8,191	3,519
(Benefit) expense related to discrete income tax items	(2,863)	230
Total expense for income taxes	5,328	3,749
Net income	$20,926	$6,973

Basic earnings per common share:	$1.35	$0.46
Diluted earnings per common share:	$1.34	$0.45

Dividends declared per common share:	$0.1125	$0.1125
Weighted average number of common and common equivalent shares outstanding:
Basic	15,243	14,876
Diluted	15,389	15,309
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$20,926	$6,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,401	5,460
Provision for credit losses	1,074	782
Stock-based compensation expense	1,753	489
Deferred income tax (benefit) expense	2,464	(2,342)
Amortization of intangibles	335	332
Amortization of debt issuance costs	127	176
Amortization and accretion of debt	138	132
Net (gain) loss on divestitures, disposals and impairment charges	(5,770)	1,545
Gain on sale of excess real property	(1,988)	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(2,585)	(1,800)
Inventories, prepaid and other current assets	(537)	814
Intangible and other non-current assets	(633)	(834)
Preneed funeral and cemetery trust investments	(8,005)	(15,255)
Accounts payable	(2,840)	862
Accrued and other liabilities	(3,544)	4,831
Deferred preneed funeral and cemetery revenue	(1,534)	2,267
Deferred preneed funeral and cemetery receipts held in trust	9,010	15,271
Net cash provided by operating activities	13,792	19,703
Cash flows from investing activities:
Proceeds from divestitures and sale of other assets	18,660	10,877
Proceeds from insurance claims	—	46
Capital expenditures	(3,163)	(3,551)
Net cash provided by investing activities	15,497	7,372
Cash flows from financing activities:
Borrowings from the credit facility	7,100	13,600
Payments against the credit facility	(24,100)	(38,600)
Payments on acquisition debt and obligations under finance leases	(148)	(152)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	688	347
Taxes paid on restricted stock and performance award vestings and exercise of stock options	(7,629)	(418)
Dividends paid on common stock	(1,722)	(1,686)
Net cash used in financing activities	(25,811)	(26,909)
Net increase in cash and cash equivalents	3,478	166
Cash and cash equivalents at beginning of period	1,165	1,523
Cash and cash equivalents at end of period	$4,643	$1,689
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended March 31, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2024	15,254	$269	$243,825	$243,209	$(278,753)	$208,550
Net income	—	—	—	20,926	—	20,926
Issuance of common stock from employee stock purchase plan	11	—	367	—	—	367
Issuance of common stock to directors and board advisor	2	—	77	—	—	77
Issuance of common stock	271	3	(3)	—	—	—
Issuance of restricted common stock	115	1	(1)	—	—	—
Exercise of stock options	77	—	321	—	—	321
Restricted common stock, performance awards and stock options surrendered for taxes paid	(49)	—	(7,629)	—	—	(7,629)
Stock-based compensation expense	—	—	1,676	—	—	1,676
Dividends on common stock	—	—	(1,722)	—	—	(1,722)
Other	12	—	496	—	—	496
Balance - March 31, 2025	15,693	$273	$237,407	$264,135	$(278,753)	$223,062

	Three months ended March 31, 2024
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
Net income	—	—	—	6,973	—	6,973
Issuance of common stock from employee stock purchase plan	16	—	347	—	—	347
Issuance of common stock to directors and board advisor	4	—	113	—	—	113
Issuance of restricted common stock	157	2	(2)	—	—	—
Restricted common stock and stock options surrendered for taxes paid	(43)	—	(418)	—	—	(418)
Stock-based compensation expense	—	—	376	—	—	376
Dividends on common stock	—	—	(1,686)	—	—	(1,686)
Other	31	—	790	—	—	790
Balance - March 31, 2024	15,165	$268	$240,811	$217,229	$(278,753)	$179,555
The accompanying condensed notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At March 31, 2025, we operated 160 funeral homes in 25 states and 28 cemeteries in 10 states.
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
There have been no material changes in our accounting policies previously disclosed in Part II, Item 8 “Financial Statements and Supplementary Data” in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, our unaudited Consolidated Financial Statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2024 unless otherwise disclosed herein, and should be read in conjunction therewith.
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
Held for Sale
At March 31, 2025, the assets and liabilities of non-core funeral home and cemetery businesses expected to be sold within the next twelve months, which have met the criteria for such classification, have been classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents the carrying amounts of the assets and liabilities included as part of the expected sale (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$36	$833
Inventories	52	302
Prepaid and other current assets	3	—
Current assets held for sale	$91	$1,135

Preneed cemetery trust investments	$1,059	$4,876
Preneed funeral trust investments	405	2,197
Preneed cemetery receivables, net	3	1,671
Receivables from funeral preneed trusts, net	27	—
Property, plant and equipment, net	1,554	4,898
Cemetery property, net	128	3,362
Intangible and other non-current assets, net	223	215
Operating lease right-of-use assets	74	—
Cemetery perpetual care trust investments	322	2,234
Non-current assets held for sale	$3,795	$19,453

Current portion of operating lease obligations	$22	$—
Accounts payable	18	94
Accrued and other liabilities	114	146
Current liabilities held for sale	$154	$240

Obligations under operating leases, net of current portion	$53	$—
Deferred preneed cemetery revenue	97	3,517
Deferred preneed funeral revenue	27	1,018
Deferred preneed cemetery receipts held in trust	1,059	4,876
Deferred preneed funeral receipts held in trust	405	2,197
Care trusts’ corpus	322	2,234
Long-term liabilities held for sale	$1,963	$13,842
Property, Plant and Equipment
Property, plant and equipment is comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$85,462	$86,609
Buildings and improvements	264,733	265,231
Furniture, equipment and vehicles	70,863	72,052
Property, plant and equipment, at cost	421,058	423,892
Less: accumulated depreciation	(146,082)	(145,990)
Property, plant and equipment, net	$274,976	$277,902
Less: Held for sale	(1,554)	(4,898)
Property, plant and equipment, net	$273,422	$273,004
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries that had a carrying value of property, plant and equipment of $3.4 million, which was included in the gain on sale and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, more fully described in Note 4 to the Consolidated Financial Statements.
Additionally, during the three months ended March 31, 2025, we sold real property for $2.9 million, with a carrying value of $0.9 million, resulting in a $2.0 million gain on the sale, which was recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the three months ended March 31, 2024, we sold six funeral homes and one cemetery that had a carrying value of property, plant and equipment of $3.1 million, which was included in the loss on sale and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Our growth and maintenance capital expenditures totaled $1.6 million for both the three months ended March 31, 2025 and 2024. In addition, we recorded depreciation expense of $3.5 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.
Cemetery Property
Cemetery property was $109.4 million and $112.9 million, net of accumulated amortization of $71.4 million and $72.6 million at March 31, 2025 and December 31, 2024, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. We recorded amortization expense for cemetery interment rights of $1.8 million for both the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025, we sold three cemeteries that had a carrying value of cemetery property of $3.3 million, which was included in the gain on sale and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, more fully described in Note 4 to the Consolidated Financial Statements.
During the three months ended March 31, 2024, we sold one cemetery that had a carrying value of cemetery property of $0.8 million, which was included in the loss on sale and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Income Taxes
Income tax expense was $5.3 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively. Our operating tax rate before discrete items was 31.2% and 32.8% for the three months ended March 31, 2025 and 2024, respectively.
Subsequent Events
We have evaluated events and transactions during the period subsequent to March 31, 2025 through the date the financial statements were issued for potential recognition or disclosure in the accompanying consolidated financial statements covered by this report.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Income Taxes
In December 2023, the FASB issued ASU, Income Taxes - Improvements to Income Tax Disclosures to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation; and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The amendments in this update also require that all entities disclose on an annual basis (1) the amount of net income taxes paid disaggregated by federal and state taxes; and (2) the amount of net income taxes paid disaggregated by individual jurisdictions in which net income taxes paid is equal to or greater than five percent of total net income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024 and therefore were effective for us for our fiscal year beginning January 1, 2025 and for interim periods within our fiscal year beginning January 1, 2026. The adoption had no material impact on our consolidated financial statements as it modified disclosure requirements only.
Accounting Pronouncements Not Yet Adopted
Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The amendments in this update require, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We expect the adoption will have no material impact on our consolidated financial statements as it modifies disclosure requirements only.
3. GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

	March 31, 2025	December 31, 2024
Goodwill at the beginning of the period	$414,859	$423,643
Decrease in goodwill related to divestitures	(4,156)	(8,784)
Goodwill at the end of the period	$410,703	$414,859
During the three months ended March 31, 2025, we allocated $4.2 million of goodwill to the sale of two funeral homes and three cemeteries which was recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, of which $2.6 million was allocated to our funeral home segment and $1.6 million was allocated to our cemetery segment.
During the three months ended March 31, 2024, we allocated $8.7 million of goodwill to the sale of six funeral homes and one cemetery which was recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations, of which $7.8 million was allocated to our funeral homes segment and $1.0 million was allocated to our cemetery segment.
4. DIVESTED OPERATIONS
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million. During the three months ended March 31, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million.
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended, March 31,
	2025	2024
Revenue	$1,653	$1,151

Operating income	476	122
Net gain (loss) on divestitures(1)	5,937	(1,501)
Income tax (expense) benefit	(2,001)	452
Net gain (loss) from divested operations, after tax	$4,412	$(927)

(1)	Net loss on divestitures is recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
5. RECEIVABLES
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounts receivable is comprised of the following (in thousands):

	March 31, 2025
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$8,104	$23,963	$—	$(36)	$32,031
Other receivables	585	343	1,080	—	2,008
Allowance for credit losses	(303)	(1,146)	—	—	(1,449)
Accounts receivable, net	$8,386	$23,160	$1,080	$(36)	$32,590

	December 31, 2024
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$7,085	$24,355	$—	$(833)	$30,607
Other receivables	557	345	—	—	902
Allowance for credit losses	(302)	(1,014)	—	—	(1,316)
Accounts receivable, net	$7,340	$23,686	$—	$(833)	$30,193
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables. We do not provide an allowance for credit losses for these receivables as we have historically not had any collectability issues nor do we expect any in the foreseeable future.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the three months ended March 31, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	Recoveries	March 31, 2025
Trade and financed receivables:
Funeral	$(302)	$(251)	$412	$(162)	$(303)
Cemetery	(1,014)	(332)	200	—	(1,146)
Total allowance for credit losses on trade and financed receivables	$(1,316)	$(583)	$612	$(162)	$(1,449)
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheets of $9.7 million and $10.2 million at March 31, 2025 and December 31, 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	March 31, 2025	December 31, 2024
Interment rights	$79,440	$79,436
Merchandise and services	12,480	13,128
Unearned finance charges	5,001	4,983
Cemetery receivables	$96,921	$97,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of our cemetery receivables are as follows (in thousands):

	March 31, 2025	December 31, 2024
Cemetery receivables	$96,921	$97,547
Less: unearned finance charges	(5,001)	(4,983)
Cemetery receivables, at amortized cost	$91,920	$92,564
Less: allowance for contract cancellation and credit losses	(3,447)	(3,018)
Less: balances due on undelivered cemetery preneed contracts	(15,619)	(13,576)
Less: amounts in accounts receivable	(22,817)	(23,341)
Preneed cemetery receivables, net including HFS	$50,037	$52,629
Less: Held for sale	(3)	(1,671)
Preneed cemetery receivables, net	$50,034	$50,958
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the three months ended March 31, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	March 31, 2025
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,004)	$(491)	$194	$(2,301)
The amortized cost basis of our cemetery receivables by year of origination as of March 31, 2025 is as follows (in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Total cemetery receivables, at amortized cost	$11,923	$43,549	$19,397	$10,910	$4,283	$1,858	$91,920
The aging of past due cemetery receivables as of March 31, 2025 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,336	$1,334	$439	$3,018	$6,127	$70,174	$76,301
Deferred revenue	440	154	82	771	1,447	19,173	20,620
Total contracts	$1,776	$1,488	$521	$3,789	$7,574	$89,347	$96,921
Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheets. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $15.6 million and $13.6 million at March 31, 2025 and December 31, 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
6. FAIR VALUE MEASUREMENTS
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
At March 31, 2025, the carrying value and fair value of our Credit Facility was $120.0 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At March 31, 2025, the carrying value of our acquisition debt was $5.4 million, which approximated its fair value. The fair value of our Senior Notes was $364.4 million at March 31, 2025, based on the last traded or broker quoted price.
We identified investments in fixed income securities, common stock and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. Where quoted prices are available in an active market, investments held by the trusts are classified as Level 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share (“NAV”) practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive, risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at March 31, 2025 because the investments include restrictions that do not allow for liquidation until 2027. As of March 31, 2025, we do not have an unfunded commitment for this investment.
Furthermore, we have two investments in real estate debt and structured credit (“alternative investments”), whose fair value has been estimated using NAV and therefore, has not been classified in the fair value hierarchy. The investment strategy for these alternative investments is to create capital growth, income generation, and risk-adjusted returns. Capital growth is achieved by identifying high-potential investments that are appreciated over time. Income generation may involve dividends, rental income, or interest from various investments. Risk-adjusted returns focus on balancing potential profits with acceptable levels of risk, often through diversification and careful asset allocation. The real estate debt is approximately 39% of the total alternative investment and can be liquidated with a 40-day notice period and cannot exceed 5% of the total fund’s value. The structured credit is approximately 61% of the total alternative investment and can be liquidated with a 15-day notice period with no restrictions. As of March 31, 2025, we do not have an unfunded commitment for these investments.
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. See Notes 7 and 8 to our Consolidated Financial Statements for the fair value hierarchy levels of our trust investments.
7. TRUST INVESTMENTS
Preneed trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed funeral and cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. These earnings are recognized in Other revenue on our Consolidated Statements of Operations, when a service is performed or merchandise is delivered. Trust management fees charged by our wholly owned registered investment advisory firm (“CSV RIA”) are included as revenue in the period in which they are earned. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Preneed cemetery trust investments, at market value	$108,073	$106,143
Less: allowance for contract cancellation	(3,197)	(3,147)
Preneed cemetery trust investments	$104,876	$102,996
Less: Held for sale	(1,059)	(4,876)
Preneed cemetery trust investments	$103,817	$98,120
The cost and market values associated with preneed cemetery trust investments at March 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$26,369	$—	$—	$26,369
Fixed income securities:
U.S. agency obligations	2	526	—	(35)	491
Foreign debt	2	5,296	710	(8)	5,998
Corporate debt	2	4,278	140	(140)	4,278
Preferred stock	2	359	1	(108)	252
Certificates of deposit	2	79	—	(5)	74
Common stock	1	27,322	5,252	(3,147)	29,427
Limited partnership fund		3,506	—	(222)	3,284
Mutual funds:
Equity	1	533	43	(11)	565
Fixed income	2	24,979	75	(1,690)	23,364
Alternative investments		13,324	—	—	13,324
Trust securities		$106,571	$6,221	$(5,366)	$107,426
Accrued investment income		$647			$647
Preneed cemetery trust investments					$108,073
Market value as a percentage of cost					100.8%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,895
Due in five to ten years	209
Thereafter	7,989
Total fixed income securities	$11,093

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,215	$—	$—	$23,215
Fixed income securities:
U.S. agency obligations	2	664	1	(46)	$619
Foreign debt	2	8,575	1,431	(8)	9,998
Corporate debt	2	8,500	365	(256)	8,609
Preferred stock	2	2,833	479	(176)	3,136
Certificates of deposit	2	79	—	(5)	74
Common stock	1	29,325	4,322	(3,381)	30,266
Limited partnership fund		3,530	84	—	3,614
Mutual funds:
Equity	1	911	85	—	996
Fixed income	2	27,268	94	(2,376)	24,986
Trust securities		$104,900	$6,861	$(6,248)	$105,513
Accrued investment income		$630			$630
Preneed cemetery trust investments					$106,143
Market value as a percentage of cost					100.6%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at March 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$491	$(35)	$491	$(35)
Foreign debt	—	—	210	(8)	210	(8)
Corporate debt	266	(10)	79	(130)	345	(140)
Preferred stock	13	—	194	(108)	207	(108)
Certificates of deposit	—	—	74	(5)	74	(5)
Total fixed income securities with an unrealized loss	$279	$(10)	$1,048	$(286)	$1,327	$(296)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Investment income	$647	$539
Realized gains	2,003	10,576
Realized losses	(1,603)	(3,764)
Unrealized gains (losses), net	855	(6,959)
Expenses and taxes	(224)	(634)
Net change in deferred preneed cemetery receipts held in trust	(1,678)	242
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Purchases	$(3,506)	$(4,326)
Sales	18,069	16,560
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Preneed funeral trust investments, at market value	$111,997	$111,721
Less: allowance for contract cancellation	(3,302)	(3,305)
Preneed funeral trust investments	$108,695	$108,416
Less: Held for sale	(405)	(2,197)
Preneed funeral trust investments	$108,290	$106,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at March 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$35,199	$—	$—	$35,199
Fixed income securities:
U.S agency obligations	2	304	—	(24)	280
Foreign debt	2	5,045	682	(7)	5,720
Corporate debt	2	3,888	134	(9)	4,013
Common stock	1	24,394	4,833	(2,630)	26,597
Limited partnership fund		3,372	—	(213)	3,159
Mutual funds:
Equity	1	400	14	(11)	403
Fixed income	2	22,794	37	(1,493)	21,338
Other investments	2	1,884	—	—	1,884
Alternative investments		12,814	—	—	12,814
Trust securities		$110,094	$5,700	$(4,387)	$111,407
Accrued investment income		$590			$590
Preneed cemetery trust investments					$111,997
Market value as a percentage of cost					101.2%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,482
Due in five to ten years	96
Thereafter	7,435
Total fixed income securities	$10,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$33,735	$—	$—	$33,735
Fixed income securities:
U.S agency obligations	2	387	—	(30)	357
Foreign debt	2	8,193	1,373	(7)	9,559
Corporate debt	2	7,941	351	(134)	8,158
Preferred stock	2	2,577	460	(218)	2,819
Common stock	1	26,293	3,989	(2,876)	27,406
Limited partnership fund		3,392	80	—	3,472
Mutual funds:
Equity	1	763	41	—	804
Fixed income	2	24,952	83	(2,118)	22,917
Other investments	2	1,910	—	—	1,910
Trust securities		$110,143	$6,377	$(5,383)	$111,137
Accrued investment income		$584			$584
Preneed cemetery trust investments					$111,721
Market value as a percentage of cost					100.9%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at March 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$280	$(24)	$280	$(24)
Foreign debt	—	—	202	(7)	202	(7)
Corporate debt	256	(9)	—	—	256	(9)
Total fixed income securities with an unrealized loss	$256	$(9)	$482	$(31)	$738	$(40)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2024, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2024
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$274	$(30)	$274	$(30)
Foreign debt	—	—	203	(7)	203	(7)
Corporate debt	1,225	(133)	—	(1)	1,225	(134)
Preferred stock	842	(4)	717	(214)	1,559	(218)
Total fixed income securities with an unrealized loss	$2,067	$(137)	$1,194	$(252)	$3,261	$(389)
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Investment income	$473	$436
Realized gains	1,927	9,780
Realized losses	(1,709)	(3,209)
Unrealized gains (losses), net	1,313	(5,848)
Expenses and taxes	(105)	(371)
Net change in deferred preneed funeral receipts held in trust	(1,899)	(788)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Purchases	$(3,372)	$(4,003)
Sales	17,359	15,118
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	March 31, 2025	December 31, 2024
Cemetery perpetual care trust investments, at market value	$88,946	$87,337
Obligations due to (due from) trust	14	(885)
Care trusts’ corpus, including HFS	$88,960	$86,452
Less: Held for sale	(322)	(2,234)
Care trusts' corpus	$88,638	$84,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2025 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,220	$—	$—	$15,220
Fixed income securities:
Foreign debt	2	5,005	647	(7)	5,645
Corporate debt	2	4,334	165	(322)	4,177
Preferred stock	2	567	—	(71)	496
Common stock	1	24,278	4,772	(2,859)	26,191
Limited partnership fund		3,122	—	(198)	2,924
Mutual funds:
Equity	1	467	33	(10)	490
Fixed income	2	22,784	102	(1,564)	21,322
Alternative investments		11,862	—	—	11,862
Trust securities		$87,639	$5,719	$(5,031)	$88,327
Accrued investment income		$619			$619
Preneed cemetery trust investments					$88,946
Market value as a percentage of cost					100.8%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	2,410
Due in five to ten years	289
Thereafter	7,619
Total fixed income securities	$10,318
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2024 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,054	$—	$—	$14,054
Fixed income securities:
Foreign debt	2	7,770	1,262	(7)	9,025
Corporate debt	2	7,942	357	(402)	7,897
Preferred stock	2	2,725	418	(148)	2,995
Common stock	1	25,563	3,866	(3,036)	26,393
Limited partnership fund		3,078	73	—	3,151
Mutual funds:
Equity	1	789	68	—	857
Fixed income	2	24,374	111	(2,115)	22,370
Trust securities		$86,295	$6,155	$(5,708)	$86,742
Accrued investment income		$595			$595
Preneed cemetery trust investments					$87,337
Market value as a percentage of cost					100.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at March 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$—	$—	$187	$(7)	$187	$(7)
Corporate debt	237	(8)	282	(314)	519	(322)
Preferred stock	—	—	496	(71)	496	(71)
Total fixed income securities with an unrealized loss	$237	$(8)	$965	$(392)	$1,202	$(400)
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Realized gains	$251	$1,306
Realized losses	(201)	(426)
Unrealized gains (losses), net	688	(6,069)
Net change in care trusts’ corpus	(738)	5,189
	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Investment income	$2,487	$3,129
Realized losses	(672)	(374)
Total	$1,815	$2,755
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Purchases	$(3,122)	$(3,649)
Sales	15,963	14,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	March 31, 2025	December 31, 2024
Preneed funeral trust funds, at cost	$22,955	$23,063
Less: allowance for contract cancellation	(689)	(691)
Receivables from preneed funeral trusts, net including HFS	$22,266	$22,372
Less: Held for sale	(27)	—
Receivables from preneed funeral trusts, net	$22,239	$22,372
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at March 31, 2025 and December 31, 2024. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at March 31, 2025 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,860	$6,860
Fixed income investments	12,803	12,803
Mutual funds and common stocks	3,288	3,090
Annuities	4	4
Total	$22,955	$22,757
The composition of the preneed trust funds at December 31, 2024 is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,826	$6,826
Fixed income investments	12,998	12,998
Mutual funds and common stocks	3,235	2,999
Annuities	4	4
Total	$23,063	$22,827
9. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	March 31, 2025	December 31, 2024
Trade names	$28,116	$28,116
Internally developed software, net of accumulated amortization of $831 and $764, respectively	6,307	5,601
Capitalized commissions on preneed contracts, net of accumulated amortization of $4,616 and $4,653, respectively	4,773	4,991
Prepaid agreements not-to-compete, net of accumulated amortization of $3,654 and $3,543, respectively	814	923
Non-current prepaid and other intangibles, net of accumulated amortization of $142 and $109, respectively	908	1,011
Other	49	—
Intangible and other non-current assets, net including HFS	$40,967	$40,642
Less: Held for sale	(223)	(215)
Intangible and other non-current assets, net	$40,744	$40,427

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Trade Names
Our trade names have indefinite lives and therefore are not amortized. During the three months ended March 31, 2024, two of the funeral homes that we sold had a carrying value of tradenames of $0.2 million, which was included in the loss on sale and recorded in Net (gain) loss on divestitures, disposals and impairment charges on our Consolidated Statements of Operations.
Internally Developed Software
Internally developed software is amortized on a straight-line basis typically over three to five years. Amortization expense was $0.1 million for both the three months ended March 31, 2025 and 2024.
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
Amortization expense was $0.2 million for both the three months ended March 31, 2025 and 2024.
Prepaid Agreements Not-to-Compete
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $0.1 million for both the three months ended March 31, 2025 and 2024.
Non-current Prepaid and Other Intangibles
Non-current prepaid agreements are related to software licenses that have been prepaid for multiple years. These agreements are amortized on a straight-line basis over the term of the respective agreements, generally ranging from two to three years. Other intangible assets relate to intellectual property and are amortized on a straight-line basis, typically over three years. Amortization expense was immaterial for both the three months ended March 31, 2025 and 2024.
The aggregate amortization expense for our capitalized commissions, prepaid not-to-compete agreements, internal-use software and non-current prepaid and other agreements as of March 31, 2025 is as follows (in thousands):

	Capitalized Commissions	Prepaid Agreements Not-to-compete	Internally Developed Software	Non-current Prepaid and Other Intangibles
Years ending December 31,
Remainder of 2025	$834	$281	$1,032	$381
2026	790	262	1,363	467
2027	739	142	1,362	60
2028	668	78	1,164	—
2029	572	38	1,109	—
Thereafter	1,170	13	277	—
Total amortization expense	$4,773	$814	$6,307	$908
10. CREDIT FACILITY AND ACQUISITION DEBT
At March 31, 2025, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At March 31, 2025, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at March 31, 2025.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Credit Facility	$120,000	$137,000
Debt issuance costs, net of accumulated amortization of $3,035 and $2,947, respectively	(1,530)	(1,618)
Total Credit Facility	$118,470	$135,382

Acquisition debt	$5,437	$5,466
Less: current portion	(581)	(571)
Total acquisition debt, net of current portion	$4,856	$4,895
At March 31, 2025, we had outstanding borrowings under the Credit Facility of $120.0 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2025 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At March 31, 2025, we had $127.8 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Credit Facility interest expense	$2,499	$3,916
Credit Facility amortization of debt issuance costs	88	138
At March 31, 2025, our outstanding borrowings under our Credit Facility bore interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At March 31, 2025, the prime rate margin was equivalent to 1.50% and the SOFR term margin was 2.50%. The weighted average interest rate on our Credit Facility was 6.9% and 8.9% for the three months ended March 31, 2025 and 2024, respectively.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Acquisition debt imputed interest expense	$94	$104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheets as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $1,986 and $1,848, respectively	(2,514)	(2,652)
Debt issuance costs, net of accumulated amortization of $565 and $526, respectively	(712)	(751)
Carrying value of the Senior Notes	$396,774	$396,597
At March 31, 2025, the fair value of the Senior Notes, which are Level 2 measurements, was $364.4 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Senior Notes interest expense	$4,250	$4,250
Senior Notes amortization of debt discount	138	132
Senior Notes amortization of debt issuance costs	39	38
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 50 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three months ended March 31, 2025 and 2024 were 4.42% and 4.30%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. LEASES
Our lease obligations consist of operating and finance leases related to real estate, vehicles and equipment. The components of lease cost are as follows (in thousands):

		Three months ended March 31,
	Income Statement Classification	2025	2024
Operating lease cost	Facilities and grounds expense(1)	$993	$978
Short-term lease cost	Facilities and grounds expense(1)	56	18
Variable lease cost	Facilities and grounds expense(1)	(60)	104

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$147	$126
Interest on lease liabilities	Interest expense	188	125
Total finance lease cost		335	251
Total lease cost		$1,324	$1,351

(1)	Facilities and grounds expense is included within Cost of service and General, administrative and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for operating leases included in operating activities	$1,072	$1,071
Cash paid for finance leases included in financing activities	308	277
Right-of-use assets obtained in exchange for new leases are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$159	$852
Right-of-use assets obtained in exchange for new finance lease liabilities	3,483	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets, including HFS	$14,452	$14,953
	Less: Held for sale	(74)	—
	Operating lease right-of-use assets	$14,378	$14,953

Finance lease right-of-use assets	Property, plant and equipment, net	$12,047	$8,564
Accumulated depreciation	Property, plant and equipment, net	(3,361)	(3,214)
Finance lease right-of-use assets, net		$8,686	$5,350

Operating lease current liabilities	Current portion of operating lease obligations	$2,843	$2,810
Finance lease current liabilities	Current portion of finance lease obligations	790	533
Total current lease liabilities	Total current lease liabilities, including HFS	$3,633	$3,343
	Less: Held for sale	(22)	—
	Total current lease liabilities	$3,611	$3,343

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$13,432	$14,035
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	9,152	6,045
Total non-current lease liabilities	Total non-current lease liabilities, including HFS	$22,584	$20,080
	Less: Held for sale	(53)	—
	Total non-current lease liabilities	$22,531	$20,080

Total lease liabilities, including HFS		$26,217	$23,423
The average lease terms and discount rates at March 31, 2025 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	6.9	8.1%
Finance leases	18.8	8.4%
The aggregate future lease payments for non-cancelable operating and finance leases at March 31, 2025 are as follows (in thousands):

	Operating	Finance
Lease payments due:
Remainder of 2025	$3,055	$989
2026	3,985	1,328
2027	3,743	1,338
2028	3,393	1,097
2029	2,970	1,031
Thereafter	3,906	16,693
Total lease payments	$21,052	$22,476
Less: Interest	(4,777)	(12,534)
Present value of lease liabilities, including HFS	$16,275	$9,942
At March 31, 2025, we had no significant operating or finance leases that had not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. STOCKHOLDERS’ EQUITY
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Granted(1)	114,684	$4,764	156,630	$3,834
Returned for payroll taxes	28,656	$1,168	16,315	$418
Cancelled	—	$—	26,240	$841

(1)
Restricted stock granted during the three months ended March 31, 2025 and 2024 vests over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $41.54 and $24.48, respectively.

We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for restricted stock awards of $0.7 million and $0.5 million, for the three months ended March 31, 2025 and 2024, respectively.
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Three months ended March 31,
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	370,590	$3,830
Cancelled	1,180	$15	294,728	$3,757

(1)
Stock options granted during the three months ended March 31, 2024 had a weighted average price of $24.48. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2024 vest over a three-year period and have a ten-year term. These options will vest if the employee has remained continuously employed by us through the vesting period.

Additional stock option activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2025		2024
	Shares	Cash	Shares	Cash
Exercised(1)	190,415	$321	—	$—
Returned for option price(2)	112,858	$4,493	—	$—
Returned for payroll taxes(3)	20,016	$799	—	$—

(1)	Stock options exercised during the three months ended March 31, 2025 had a weighted average exercise price of $25.28 with an aggregate intrinsic value of $2.7 million.
(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
We recorded stock-based compensation expense, which is included in General, administrative and other expenses, for stock options of $0.8 million and $0.2 million, for the three months ended March 31, 2025 and 2024, respectively.
Performance Awards
During the three months ended March 31, 2025, we granted performance awards to our executive leadership team payable in shares. These awards will vest, if at all, provided that certain predetermined performance metrics related to the Company's adjusted consolidated EBITDA (adjusted earnings before interest tax depreciation and amortization) are achieved during the period commencing on the grant date, March 7, 2025, through March 31, 2028, subject to certification by the Compensation Committee of the Board of Directors (“Board”) and the individual remaining continuously employed by us through such date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The performance award activity for the three months ended March 31, 2025 is as follows (in thousands, except shares):

	Three months ended March 31,
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Granted(1)	90,894	$3,508	—	$—
Returned for payroll taxes	142,070	$5,662	—	$—
Cancelled	—	$—	80,276	$871

(1)	The fair value of the performance awards granted during the three months ended March 31, 2025 was calculated using the stock price on the grant date of $38.59.
For the three months ended March 31, 2025 and 2024, we recorded stock-based compensation expense of $0.1 million and stock-based compensation benefit of $0.4 million, respectively, for performance awards, which is included in General, administrative and other expenses.
Employee Stock Purchase Plan
ESPP activity is as follows:

	Three months ended March 31,
	2025		2024
	Shares	Price	Shares	Price
ESPP	11,135	$32.94	16,296	$21.26
The fair value of the right (option) to purchase shares under the ESPP is estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

2025
Dividend yield	1.16%
Expected volatility	28.78%
Risk-free interest rate	4.36%, 4.25%, 4.21%, 4.17%
Expected life (years)	0.25, 0.50, 0.75, 1.00
We recorded stock-based compensation expense, which is included in General, administrative and other expenses and Regional and unallocated funeral and cemetery costs, for the ESPP totaling $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.
Common Stock
Good To Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

	Three months ended March 31,
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Granted(1)	11,958	$496	31,470	$790

(1)	Common stock granted during the three months ended March 31, 2025 and 2024 had a grant date stock price of $41.54 and $25.08, respectively.
Non-Employee Director and Board Advisor Compensation
Non-Employee Director and Board Advisor common stock activity is as follows (in thousands, except shares):

	Three months ended March 31,
	2025		2024
	Shares	Fair Value	Shares	Fair Value
Board of Directors(1)	1,866	$72	3,999	$108
Advisor to the Board(1)	129	$5	184	$5

(1)	Common stock granted during the three months ended March 31, 2025 and 2024 had a grant date stock price of $38.75 and $27.04, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We recorded compensation expense, which is included in General, administrative and other expenses, related to annual retainers, including the value of stock granted to non-employee Directors and an advisor to our Board, of $0.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.
Share Repurchase
We did not repurchase any shares during the three months ended March 31, 2025 and 2024. At March 31, 2025, our share repurchase program had $48.9 million authorized for repurchases.
Cash Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2025	Per Share	Dollar Value
March 1st	$0.1125	$1,722

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
14. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$20,926	$6,973
Less: Earnings allocated to unvested restricted stock	(347)	(101)
Income attributable to common stockholders	$20,579	$6,872

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,243	14,876
Effect of dilutive securities:
Stock options	146	17
Performance awards	—	416
Denominator for diluted earnings per common share – weighted average shares outstanding	15,389	15,309

Basic earnings per common share:	$1.35	$0.46
Diluted earnings per common share:	$1.34	$0.45
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Antidilutive stock options	189	1,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. SEGMENT REPORTING
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, operating income (loss), depreciation and amortization, interest expense, income (loss) before income taxes, income tax expense (benefit), total assets, long-lived assets, goodwill, capital expenditures and number of operating locations by segment as follows, (in thousands, except number of operating locations) for the three months ended March 31, 2025 and 2024, respectively:

Three months ended, March 31, 2025	Funeral	Cemetery	Corporate	Total
Revenue
Services	$47,949	$5,061	$—	$53,010
Merchandise	21,556	4,039	—	25,595
Cemetery property	—	19,991	—	19,991
Other revenue	5,114	3,359	—	8,473
Total revenue	74,619	32,450	—	107,069

Less:(1)
Salaries, benefits and commission expenses	17,977	9,919	—	27,896
Cost of merchandise	8,132	1,331	—	9,463
Allocated overhead costs(2)	3,227	1,331	—	4,558
Facilities and grounds expenses	2,929	1,205	—	4,134
General and administrative expenses(3)	3,021	895	—	3,916
Other segment expenses(4)	11,146	2,344	12,048	25,538
Operating income (loss)	$28,187	$15,425	$(12,048)	$31,564

Interest expense	$280	$3	$7,015	$7,298

Depreciation and amortization	$2,826	$2,324	$251	$5,401

Income (loss) before income taxes	$30,069	$16,016	$(19,831)	$26,254

Income tax expense (benefit)	$6,104	$3,251	$(4,027)	$5,328

Total assets	$777,995	$470,875	$26,359	$1,275,229

Long-lived assets	$624,384	$200,427	$11,247	$836,058

Goodwill	$354,314	$56,389	$—	$410,703

Capital expenditures	$727	$1,852	$584	$3,163

Number of operating locations at year end	160	28	—	188

(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker ("CODM").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended March 31, 2024	Funeral	Cemetery	Corporate	Total
Revenue
Services	$44,807	$4,892	$—	$49,699
Merchandise	22,659	4,140	—	26,799
Cemetery property	—	18,703	—	18,703
Other revenue	4,365	3,927	—	8,292
Total revenue	71,831	31,662	—	103,493

Less:(1)
Salaries, benefits and commission expenses	18,298	8,897	—	27,195
Cost of merchandise	7,843	1,156	—	8,999
Allocated overhead costs(2)	3,296	1,156	—	4,452
Facilities and grounds expenses	2,694	1,180	—	3,874
General and administrative expenses(3)	2,773	923	—	3,696
Other segment expenses(4)	13,853	5,708	16,239	35,800
Operating income (loss)	$23,074	$12,642	$(16,239)	$19,477

Interest expense	$225	$4	$8,483	$8,712

Depreciation and amortization	$2,968	$2,255	$237	$5,460

Income (loss) before income taxes	$22,869	$12,709	$(24,856)	$10,722

Income tax expense (benefit)	$7,996	$4,444	$(8,691)	$3,749

Total assets	$790,358	$452,517	$17,644	$1,260,519

Long-lived assets	$635,574	$207,062	$6,099	$848,735

Goodwill	$356,878	$58,017	$—	$414,895

Capital expenditures	$1,168	$2,233	$150	$3,551

Number of operating locations at year end	165	31	—	196

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16. SUPPLEMENTARY DATA
Balance Sheets
The following table presents the detail of certain balance sheet accounts (in thousands):

	March 31, 2025	December 31, 2024
Prepaid and other current assets:
Prepaid expenses	$4,230	$3,987
State income tax receivable	355	—
Other current assets	137	136
Total prepaid and other current assets, including HFS	$4,722	$4,123
Less: Held for sale	(3)	—
Total prepaid and other current assets	$4,719	$4,123

Current portion of debt and lease obligations:
Acquisition debt	$581	$571
Finance lease obligations	790	533
Operating lease obligations	2,843	2,810
Total current portion of debt and lease obligations, including HFS	$4,214	$3,914
Less: Held for sale	(22)	—
Total current portion of debt and lease obligations	$4,192	$3,914

Accrued and other liabilities:
Incentive compensation	$2,707	$12,860
Insurance	4,308	3,584
Unrecognized tax benefit	3,493	3,471
Vacation	3,114	2,803
Interest	6,521	2,288
Salaries and wages	4,838	4,867
Employee meetings and award trips	2,158	1,550
Income tax payable	1,931	208
Commissions	1,252	1,218
Perpetual care trust payable	656	2,143
Ad valorem taxes	1,249	2,314
Other accrued liabilities	1,945	1,300
Total accrued and other liabilities, including HFS	$34,172	$38,606
Less: Held for sale	(114)	(146)
Total accrued and other liabilities	$34,058	$38,460

Other long-term liabilities:
Incentive compensation	$1,009	$996
Deferred compensation	49	—
Other long-term liabilities	—	183
Total other long-term liabilities	$1,058	$1,179
Cash Flow
The following information is supplemental disclosure for the Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for interest and financing costs	$2,705	$4,083
Cash paid for taxes	1,475	461

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, cost inflation, overhead, including talent recruitment, field and corporate incentive compensation, preneed sales or other financial items; any statements of the plans, strategies, objectives and timing of management for future operations or financing activities, including, but not limited to, capital allocation, organizational performance, execution of our strategic objectives and growth strategy, planned divestitures, technology improvements, product development, the ability to obtain credit or financing, anticipated integration, performance and other benefits of recently completed and anticipated acquisitions, and cost management and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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
•our ability to meet the timing, objectives and expectations related to our capital allocation framework, including our forecasted rates of return, planned uses of free cash flow and future capital allocation, including debt repayment plans, internal growth projects, potential strategic acquisitions, share repurchases, or dividend increases;
•our ability to meet the projected financial and performance guidance of our full year outlook, if at all;
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
•the effects of any additional imposition or changes in tariffs or trade agreements including, but not limited to, any potential disruptions in international trade, any increased inflationary pressures on the economy or costs for our goods, and our ability, if at all, to mitigate such effects;
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
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At March 31, 2025, we operated 160 funeral homes in 25 states and 28 cemeteries in 10 states.
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
Board and Leadership Changes
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
On February 24, 2025, upon the recommendation of the Corporate Governance Committee of the Company, the Board unanimously elected Donald D. Patteson, Jr. to serve as the Company’s Non-Executive Chair of the Board, effective on that date. Prior to his appointment as Chair of the Board, Mr. Patteson served as the Chair of the Audit Committee and as a member of the Compensation and Corporate Governance Committees. Mr. Patteson has been a director of the Company since 2011. He succeeds Chad Fargason, who continues to serve on the Board and as a member of the Audit, Compensation and Corporate Governance Committees.
Additionally, on February 24, 2025, upon the recommendation of the Corporate Governance Committee of the Company, the Board elected Dr. Edmondo Robinson as the Chair of the Audit Committee, effective on that date. The election of Dr. Robinson as the Chair of the Audit Committee was as a result of Mr. Patteson being elected the Company’s Non-Executive Chair of the Board. Dr. Robinson joined the Company’s Board in 2024 and has served on each of the Audit, Compensation, and Corporate Governance Committees since 2024.
Divestitures
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million resulting in a gain of $5.9 million. Additionally, we sold real property for $2.9 million resulting in a gain of $2.0 million.
Macroeconomic, Inflationary, Borrowing Cost and Volume Trends
During the first quarter of 2025, consumer spending on discretionary items saw a mixed performance. Based on various economic indicators, overall consumer spending remained strong, particularly among high-income earners, but it appears there was a shift towards more cautious spending, especially for middle and low-income households. We believe this caution was influenced by factors like rising inflation, additional tariffs, and a more uncertain economic outlook. Broad economic indicators have indicated that consumer confidence in the U.S. economy has been dropping over the past five months and may continue to drop, which could further influence consumer spending and the demand for our products and services. Additionally, the U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions, with additional tariff increases proposed but currently on pause. Those policies, along with retaliatory actions by some trading partners and ongoing negotiations around trade policy, have led to increased volatility and unpredictability for global trade. Given the potential of rising tariffs, we evaluated, and continue to evaluate, our current vendor agreements for our major vendors to ensure, to the extent possible, we adequately addressed any associated risks. Two vendors are currently impacted because they source a higher number of imported products from countries which have higher tariff impacts. To mitigate this risk, these vendors have shifted the source of their products to countries that have a lower tariff impact.
We also continue to monitor the impacts of inflationary costs to our business. While we are encouraged by the stabilization of inflationary costs that we have continued to experience in the first quarter of 2025 and throughout 2024, we are unable to forecast with any certainty whether inflationary costs will continue to moderate in future periods, as the ultimate scope and duration of these impacts remain unknown at this time. More broadly, the U.S. economy continues to experience the impact of several years of higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past.
Although such conditions have not materially impacted our business to date and we expect these trends to continue in 2025, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate any changes in consumer preferences or additional cost increases, if possible.
In addition, after giving effect to the Credit Facility Amendment, executed during the third quarter of 2024, we continue to experience lower variable interest rates under our Credit Facility, which resulted in lower borrowing costs in the first quarter of 2025 compared to the same period in the prior year. Further contributing to our lower borrowing costs was the pay down of $17 million on our revolving credit facility during the first quarter of 2025.
During the first quarter of 2025, we experienced higher funeral volumes compared to the same period in the prior year, which we believe was related to a delay in the flu season, resulting in continued fluctuations in the death rate. Although we expect fluctuations in the death rate to continue, we are unable to predict or forecast the duration or variation of the death rate with any certainty. Regardless of these fluctuations in the death rate, we continue to focus on expanding market share, cost management and executing on our strategic operational plans.
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
However, if our capital allocations and expenditures or acquisition plans change, we may need to access the capital markets or seek further borrowing capacity from our lenders to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Cash Flows
We began 2025 with $1.2 million in cash and ended the year with $4.6 million in cash. At March 31, 2025, we had borrowings of $120.0 million outstanding on our Credit Facility compared to $137.0 million at December 31, 2024.

The following table sets forth the elements of cash flow (in thousands):

	Three months ended March 31,
	2025	2024
Cash and cash equivalents at beginning of period	$1,165	$1,523

Net cash provided by operating activities	13,792	19,703

Proceeds from divestitures and sale of other assets	18,660	10,877
Proceeds from insurance claims	—	46
Capital expenditures	(3,163)	(3,551)
Net cash provided by investing activities	15,497	7,372

Net payments on our credit facility, acquisition debt and finance lease obligations	(17,148)	(25,152)
Net payments on employee equity plans	(6,941)	(71)
Dividends paid on common stock	(1,722)	(1,686)
Net cash used in financing activities	(25,811)	(26,909)

Cash and cash equivalents at end of period	$4,643	$1,689
Operating Activities
For the three months ended March 31, 2025, cash provided by operating activities was $13.8 million compared to $19.7 million for the three months ended March 31, 2024, a decrease of $5.9 million primarily due to unfavorable working capital changes related to accounts payable and accrued liabilities.
Investing Activities
Our investing activities resulted in a net cash outflow of $15.5 million for the three months ended March 31, 2025 compared to $7.4 million for the three months ended March 31, 2024, an increase of $8.1 million.
Acquisition and Divestiture Activity
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million. Additionally, we sold real property for $2.9 million.
During the three months ended March 31, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million.
Capital Expenditures
For the three months ended March 31, 2025, our capital expenditures (comprised of growth and maintenance spend) totaled $3.2 million compared to $3.6 million for the year ended March 31, 2024, a decrease of $0.4 million.
The following tables present our growth and maintenance capital expenditures (in thousands):

	Three months ended March 31,
Growth	2025	2024
Cemetery development	$1,602	$2,000
Renovations at certain businesses	35	362
Other	116	27
Total Growth	$1,753	$2,389

	Three months ended March 31,
Maintenance	2025	2024
General equipment and furniture	$893	$623
Facility repairs and improvements	268	302
Vehicles	32	14
Paving roads and parking lots	123	60
Other	94	163
Total Maintenance	$1,410	$1,162

Financing Activities
Our financing activities resulted in a net cash outflow of $25.8 million for the year ended March 31, 2025, compared to a net cash outflow of $26.9 million for the year ended March 31, 2024, a decrease of $1.1 million.
During the three months ended March 31, 2025, we had net payments on our Credit Facility, acquisition debt and finance leases of $17.1 million, net payments on our employee equity plans of $6.9 million, and paid dividends of $1.7 million.
During the three months ended March 31, 2024, we had net payments on our Credit Facility, acquisition debt and finance leases of $25.2 million and paid dividends of $1.7 million.
Dividends
Our Board declared the following dividends payable on the dates below (in thousands, except per share amounts):

2025	Per Share	Dollar Value
March 1st	$0.1125	$1,722

2024	Per Share	Dollar Value
March 1st	$0.1125	$1,686
Share Repurchases
We did not repurchase any shares during the three months ended March 31, 2025 and 2024. At March 31, 2025, our share repurchase program had $48.9 million authorized for repurchases.
Credit Facility, Lease Obligations and Acquisition Debt
The outstanding principal of our Credit Facility, lease obligations and acquisition debt at March 31, 2025 is as follows (in thousands):

March 31, 2025
Credit Facility	$120,000
Operating leases	16,275
Finance leases	9,942
Acquisition debt	5,437
Total	$151,654
Credit Facility
At March 31, 2025, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At March 31, 2025, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at March 31, 2025.
At March 31, 2025, we had outstanding borrowings under the Credit Facility of $120.0 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2025 and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At March 31, 2025, we had $127.8 million of availability under the Credit Facility.
At March 31, 2025, our outstanding borrowings under our Credit Facility bore interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At March 31, 2025, the prime rate margin was equivalent to 1.50% and the SOFR term margin was 2.50%. The weighted average interest rate on our Credit Facility was 6.9% and 8.9% for the three months ended March 31, 2025 and 2024, respectively.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Credit Facility interest expense	$2,499	$3,916
Credit Facility amortization of debt issuance costs	88	138
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
The components of lease cost are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$993	$978
Short-term lease cost	56	18
Variable lease cost	(60)	104

Finance lease cost:
Depreciation of leased assets	$147	$126
Interest on lease liabilities	188	125
At March 31, 2025, non-cancelable operating and finance lease obligations were $33.2 million with $5.7 million payable within 12 months.

Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Acquisition debt imputed interest expense	$94	$104
At March 31, 2025, acquisition debt obligations were $8.2 million, with $0.9 million payable within 12 months.
Senior Notes
At March 31, 2025, the principal amount of our 4.25% Senior Notes due in May 2029 (the “Senior Notes”) was $400.0 million. The Senior Notes were issued under an indenture, dated as of May 13, 2021 (the “Indenture”), among the Company, the Subsidiary Guarantors and Wilmington Trust, National Association, as trustee. The Senior Notes are unsecured, senior obligations and are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally by each of the Subsidiary Guarantors. The Senior Notes mature on May 15, 2029, unless earlier redeemed or purchased and bear interest at 4.25% per year, which is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 50 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three months ended March 31, 2025 and 2024 were 4.42% and 4.30%, respectively.
The fair value of the Senior Notes, which are Level 2 measurements, was $364.4 million at March 31, 2025.
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Senior Notes interest expense	$4,250	$4,250
Senior Notes amortization of debt discount	138	132
Senior Notes amortization of debt issuance costs	39	38
We have future interest payments on our outstanding balance of $76.5 million, with $17.0 million payable within 12 months.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended March 31,
	2025	2024
Total revenue	$107,069	$103,493
Funeral contracts	12,172	12,091
Average revenue per funeral contract excluding preneed interest	$5,710	$5,580
Preneed interment rights (property) sold	3,236	3,437
Average price per preneed interment right sold	$5,419	$4,849
Gross profit	$37,842	$37,262
Net income	$20,926	$6,973

Revenue for the three months ended March 31, 2025 increased $3.6 million compared to the three months ended March 31, 2024. We experienced an 11.8% increase in the average price per interment right sold, offset by a 5.8% decrease in the number of preneed interment rights (property) sold. Additionally, we experienced a 2.3% increase in the average revenue per funeral contract excluding preneed interest and a 0.7% increase in funeral contract volume. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic goals. The increase in average revenue per funeral contract highlights the successful execution of our enhanced pricing strategy and the increase in funeral contract volume is primarily a result of a delayed flu season, which contributed to higher death rates in the first quarter of 2025 compared to the same period in the prior year.
Gross profit for the three months ended March 31, 2025 increased $0.6 million compared to the three months ended March 31, 2024, primarily due to the increase in revenue from our funeral home segment, which was offset by an increase in operating expenses in our cemetery segment.
Net income for the three months ended March 31, 2025 increased $14.0 million compared to the three months ended March 31, 2024. We experienced a $9.4 million increase in gain on sale of divestitures and real property, a $4.2 million decrease in general, administrative and other expenses, a $1.4 million decrease in interest expense, and a $0.6 million increase in gross profit; offset by a $1.6 million increase in income tax expense.
Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended March 31, 2025, dated April 30, 2025, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended March 31,
	2025	2024
Gross profit	$37,842	$37,262

Cemetery property amortization	1,828	1,756
Field depreciation expense	3,322	3,467
Regional and unallocated funeral and cemetery costs	5,235	3,842
Adjusted operating profit(1)	$48,227	$46,327

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended March 31,
	2025	2024
Funeral Home	$33,179	$30,602
Cemetery	15,048	15,725
Adjusted operating profit	$48,227	$46,327

Adjusted operating profit margin(1)	45.0%	44.8%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.

Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2025 and 2024.
The term “operating” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the funeral home segment refers to two funeral homes we sold during the three months ended March 31, 2025, and six funeral home we sold during the three months ended March 31, 2024.
The term “divested” when discussed in the cemetery segment refers to three cemeteries we sold during the three months ended March 31, 2025, and one cemetery we sold during the three months ended March 31, 2024.
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
Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended March 31,
	2025	2024
Revenue:
Operating	$69,090	$66,048
Divested	415	1,418
Ancillary	1,032	1,247
Other	4,082	3,118
Total	$74,619	$71,831

Adjusted operating
Operating	$29,540	$27,349
Divested	120	277
Ancillary	188	173
Other	3,331	2,803
Total	$33,179	$30,602

The following consolidated operating measures reflect the significant metrics over this comparative period:

Contract volume	12,172	12,091
Average revenue per contract, excluding preneed funeral trust earnings	$5,710	$5,580
Average revenue per contract, including preneed funeral trust earnings	$5,869	$5,756
Cremation rate	60%	59%
Funeral home operating revenue increased $3.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in operating revenue is primarily driven by a 2.3% increase in the average revenue per contract excluding preneed interest and a 0.7% increase in contract volume. The increase in average revenue per funeral contract highlights the successful execution of our enhanced pricing strategy and the increase in funeral contract volume is primarily a result of a delayed flu season, which contributed to higher death rates in the first quarter of 2025 compared to the same period in the prior year.

Funeral home adjusted operating profit for the three months ended March 31, 2025 increased $2.2 million when compared to the same period in 2024, primarily due to the increase in operating revenue. The comparable operating profit margin increased 140 basis points to 42.8%. Operating expenses as a percentage of revenue decreased 1.3%, with the largest decrease in salaries and benefits expenses of 1.1% and transportation costs of 0.3%, while other operating expenses remained relatively flat. This reflects the continued progress we have made successfully executing on our cost management initiatives this quarter.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses, decreased $0.2 million, while ancillary adjusted operating profit remained flat for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in ancillary revenue is primarily due to a decision to cease the operations of a cremation focused business at our Bakersfield, CA business, which did not contribute materially to adjusted operating profit.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $1.0 million and $0.5 million, respectively, for the three months ended March 31, 2025, compared to the same period in 2024. These increases are primarily due to an increase of $1.1 million in our general agency commission income for the first quarter of 2025 compared to the same period in 2024, which is a result of our continued focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider.
Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended March 31,
	2025	2024
Revenue:
Operating	$27,938	$26,405
Divested	1,153	1,330
Other	3,359	3,927
Total	$32,450	$31,662

Adjusted operating profit
Operating	$11,365	$11,535
Divested	385	382
Other	3,298	3,808
Total	$15,048	$15,725

The following consolidated measures reflect the significant metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	67%	65%
Preneed revenue (in thousands)	$19,575	$17,993
Atneed revenue (in thousands)	$9,516	$9,742
Number of preneed interment rights sold	3,236	3,437
Average price per interment right sold	$5,419	$4,849
Cemetery operating revenue increased $1.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, as we experienced an 11.8% increase in the average price per interment right sold, offset by a 5.8% decrease in the number of preneed interment rights (property) sold. Cemetery atneed revenue, which represents approximately 33.0% of our total operating revenue, decreased $0.2 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a decrease in delivered merchandise and services across our cemetery portfolio. The increase in cemetery revenue highlights the effectiveness of our preneed cemetery sales growth plan, as we continue to focus on executing our strategic objectives.
Cemetery adjusted operating profit decreased $0.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 300 basis points to 40.7%. Operating expenses as a percentage of revenue increased 3.0%, with the largest increases in promotional expenses of 2.2%, allowance for credit losses of 0.9%, and salaries and benefits expenses of 0.7%, slightly offset by decreases in merchandise costs of 0.5% and general and administrative expenses of 0.3%.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, decreased $0.6 million and $0.5 million, respectively, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a decrease in expected earnings for the current year in our perpetual care trust fund compared to earnings in prior year.
Cemetery property amortization. Cemetery property amortization totaled $1.8 million for the three months ended March 31, 2025, an increase of $0.1 million compared to the three months ended March 31, 2024, primarily driven by the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.3 million for the three months ended March 31, 2025, a decrease of $0.1 million compared to the three months ended March 31, 2024, primarily driven by our business decision to lease vehicles rather than purchase them.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $5.2 million for the three months ended March 31, 2025, an increase of $1.4 million compared to the three months ended March 31, 2024, primarily driven by a $1.4 million increase in leadership and development expenses.
Other Financial Statement Items
General, administrative and other. General, administrative and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $12.0 million for the three months ended March 31, 2025, a decrease of $4.2 million compared to the same period in 2024, primarily driven by the following: i) a $4.3 million decrease in salary and benefits expenses and incentive compensation costs, primarily driven by termination expense recorded in the first quarter of 2024 for our former Executive Chairman of the Board pursuant to his Transition Agreement, and ii) a $1.2 million decrease in consulting fees related to the Company's previously concluded review of strategic alternatives. These decreases were offset by an $0.8 million increase in professional fees primarily related to the development of our digital transformation project and a $0.5 million increase in all other expenses.
Net (gain) loss on divestitures, disposals and impairment charges. The components of Net (gain) loss on divestitures, disposals and impairment charges are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Impairment of goodwill, intangibles and PPE	$117	$—
Net (gain) loss on divestitures	(5,937)	1,501
Net loss on disposals of fixed assets	50	44
Total	$(5,770)	$1,545
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries for an aggregate gain of $5.9 million. We also recognized an impairment of $0.1 million on land held for sale during the three months ended March 31, 2025.
During the three months ended March 31, 2024, we sold six funeral homes and one cemetery for a loss of $1.5 million.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended March 31,
	2025	2024
Senior Notes	$4,428	$4,420
Credit Facility	2,587	4,054
Finance leases	188	125
Acquisition debt	94	104
Other	1	9
Total	$7,298	$8,712
Other, net. During the three months ended March 31, 2025, we recorded a $2.0 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the three months ended March 31, 2024.

Income taxes. Income tax expense totaled $5.3 million for the three months ended March 31, 2025, an increase of $1.6 million compared to the three months ended March 31, 2024. Our operating tax rate before discrete items was 31.2% and 32.8% for the three months ended March 31, 2025 and 2024, respectively.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our Consolidated Financial Statements. Our critical accounting policies are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data” in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2025 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at March 31, 2025 are presented in Part 1, Item 1, Financial Statements, Note 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 0.82% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of March 31, 2025, we had outstanding borrowings under the Credit Facility of $120.0 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the Term SOFR rate, plus an applicable margin based on our leverage ratio. At March 31, 2025, the prime rate margin was equivalent to 1.5% and the SOFR rate margin was 2.5%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.2 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 102.13% on or after May 15, 2024, 101.06% on or after May 15, 2025 and 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At March 31, 2025, the carrying value of the Senior Notes on our Consolidated Balance Sheets was $396.8 million and the fair value of the Senior Notes was $364.4 million based on the last traded or broker quoted price as reported by Financial Industry Regulatory Authority. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
The remainder of our long-term debt and leases consist of non interest-bearing notes and fixed rate instruments that do not trade in a market and do not have a quoted market value. Any increase in market interest rates causes the fair value of those liabilities to decrease, but such changes will not affect our interest costs.
Item 4.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at March 31, 2025 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of March 31, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of March 31, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Item 1A.Risk Factors.
In light of recent developments regarding U.S. foreign trade policies, we are supplementing the risk factors set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 with the updated risk factor set out below. Readers should carefully consider the updated risk factor below and the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
GENERAL RISKS
Economic Conditions and Natural Disasters
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, in April 2025, the U.S. government imposed an additional tariff on all countries for goods imported into the U.S. and individualized reciprocal higher tariffs for other countries, such as China, Mexico and Canada. Although several of these announced U.S. tariffs have been followed by announcements of temporary pauses for 90 days, along with limited exemptions, it is uncertain whether and to what extent they may become effective following this period. These actions have caused substantial uncertainty and volatility in financial markets and may result in additional retaliatory measures or costs on U.S. goods. We cannot predict what additional changes to trade policy will be announced or made by the U.S. government, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could result in additional inflationary pressures on the U.S. economy and increase the costs of goods we offer our customers and may negatively impact the supply chain on which we depend to supply merchandise to our funeral home and cemetery locations. Although we may take measures to mitigate the effects of these impacts, if these measures are not effective, there can be no assurance that such changes in U.S. trade policy or in laws and policies governing foreign trade would not materially and adversely affect our business, financial condition, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

January 1, 2025 - January 31, 2025	—	$—	—	$48,898,769
February 1, 2025 - February 28, 2025	170,726	$40.00	—	$48,898,769
March 1, 2025 - March 31, 2025	—	$—	—	$48,898,769
Total for quarter ended March 31, 2025	170,726		—

(1)	See Part I, Item 1, Financial Statements, Note 13 for additional information on our publicly announced share repurchase program.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2025, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K.
Item 6.Exhibits.
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRIAGE SERVICES, INC.
Date:	May 2, 2025	/s/ John Enwright
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

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002, filed on August 13,2002.

3.4	Amended and Restated By-Laws of Carriage Services, Inc. dated June 21, 2023. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2023.

*10.1	Employment Agreement dated April 1, 2022, by and between the Company and Rob Franch. †

*10.2	First Amendment to the Employment Agreement dated April 29, 2024, by and between the Company and Rob Franch. †

*10.3	Employment Agreement dated February 23, 2022, by and between the Company and Shane Pudenz. †

*10.4	First Amendment to the Employment Agreement dated April 30, 2024, by and between the Company and Shane Pudenz. †

*10.5	Form of Performance Award under Carriage Services, Inc. 2017 Omnibus Incentive Plan. †

*31.1	Certification of Periodic Financial Reports by Carlos R. Quezada in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by John Enwright in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Carlos R. Quezada and John Enwright in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.