Form 10-Q
period 2025-06-30
CARRIAGE SERVICES INC
filed 2025-08-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 31, 2025 was 15,698,487.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,398	$1,165
Accounts receivable, net	34,830	30,193
Inventories	7,580	7,920
Prepaid and other current assets	7,454	4,123
Current assets held for sale	61	1,135
Total current assets	51,323	44,536
Preneed cemetery trust investments	99,908	98,120
Preneed funeral trust investments	108,167	106,219
Preneed cemetery receivables, net	56,717	50,958
Receivables from preneed funeral trusts, net	22,024	22,372
Property, plant, and equipment, net	271,445	273,004
Cemetery property, net	110,574	109,576
Goodwill	410,703	414,859
Intangible and other non-current assets, net	40,382	40,427
Operating lease right-of-use assets	14,268	14,953
Cemetery perpetual care trust investments	86,744	85,103
Non-current assets held for sale	3,459	19,453
Total assets	$1,275,714	$1,279,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,745	$3,914
Accounts payable	16,691	15,427
Accrued and other liabilities	26,897	38,460
Current liabilities held for sale	130	240
Total current liabilities	48,463	58,041
Acquisition debt, net of current portion	4,817	4,895
Long-term liabilities held for sale	1,743	13,842
Credit facility	111,458	135,382
Senior notes	396,954	396,597
Obligations under finance leases, net of current portion	8,908	6,045
Obligations under operating leases, net of current portion	12,923	14,035
Deferred preneed cemetery revenue	64,379	61,767
Deferred preneed funeral revenue	39,437	39,261
Deferred tax liability	54,693	51,429
Other long-term liabilities	1,334	1,179
Deferred preneed cemetery receipts held in trust	99,908	98,120
Deferred preneed funeral receipts held in trust	108,167	106,219
Care trusts’ corpus	87,110	84,218
Total liabilities	1,040,294	1,071,030
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 27,328,939 and 26,881,355 shares issued, respectively and 15,701,121 and 15,253,537 shares outstanding, respectively	273	269
Additional paid-in capital	238,026	243,825
Retained earnings	275,874	243,209
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	235,420	208,550
Total liabilities and stockholders’ equity	$1,275,714	$1,279,580
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$46,510	$44,433	$99,520	$94,132
Property and merchandise revenue	46,513	49,590	92,099	95,092
Other revenue	9,124	8,295	17,597	16,587
	102,147	102,318	209,216	205,811
Field costs and expenses:
Cost of service	23,787	21,672	48,364	45,380
Cost of merchandise	32,156	31,981	64,765	63,931
Cemetery property amortization	2,241	2,560	4,069	4,316
Field depreciation expense	3,288	3,405	6,610	6,872
Regional and unallocated funeral and cemetery costs	3,260	4,245	8,495	8,087
Other expenses	1,480	1,462	3,136	2,970
	66,212	65,325	135,439	131,556
Gross profit	35,935	36,993	73,777	74,255
Corporate costs and expenses:
General, administrative and other	11,938	18,601	23,986	34,841
Net (gain) loss on divestitures, disposals, and impairments charges	(1)	23	(5,771)	1,568
Operating income	23,998	18,369	55,562	37,846

Interest expense	7,034	8,324	14,332	17,036
Net gain on property damage, net of insurance claims	—	(417)	—	(417)
Other, net	107	3	(1,881)	46
Income before income taxes	16,857	10,459	43,111	21,181
Expense for income taxes	5,260	3,513	13,451	7,032
(Benefit) expense related to discrete income tax items	(142)	687	(3,005)	917
Total expense for income taxes	5,118	4,200	10,446	7,949
Net income	$11,739	$6,259	$32,665	$13,232

Basic earnings per common share:	$0.75	$0.41	$2.09	$0.87
Diluted earnings per common share:	$0.74	$0.40	$2.07	$0.85

Dividends declared per common share:	$0.1125	$0.1125	$0.2250	$0.2250
Weighted average number of common and common equivalent shares outstanding:
Basic	15,458	14,965	15,352	14,920
Diluted	15,653	15,403	15,528	15,356
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$32,665	$13,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,574	11,664
Provision for credit losses	1,973	1,447
Stock-based compensation expense	3,845	2,671
Deferred income tax (benefit) expense	3,264	(1,477)
Amortization of intangibles	660	669
Amortization of debt issuance costs	255	352
Amortization and accretion of debt	278	266
Net (gain) loss on divestitures, disposals, and impairment charges	(5,771)	1,568
Net gain on property damage, net of insurance claims	—	(417)
Gain on sale of excess real property	(1,993)	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(11,430)	(13,939)
Inventories, prepaid, and other current assets	(3,136)	1,224
Intangible and other non-current assets	(1,117)	(2,339)
Preneed funeral and cemetery trust investments	(4,281)	(9,523)
Accounts payable	(2,245)	3,084
Accrued and other liabilities	(10,458)	(3,999)
Deferred preneed funeral and cemetery revenue	1,941	7,064
Deferred preneed funeral and cemetery receipts held in trust	5,853	10,313
Net cash provided by operating activities	21,877	21,860
Cash flows from investing activities:
Proceeds from divestitures and sale of other assets	18,822	11,174
Proceeds from insurance claims	—	314
Capital expenditures	(6,009)	(7,096)
Net cash provided by investing activities	12,813	4,392
Cash flows from financing activities:
Borrowings from the credit facility	24,600	24,800
Payments against the credit facility	(48,700)	(48,900)
Payments on acquisition debt and obligations under finance leases	(221)	(305)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	983	1,942
Taxes paid on restricted stock, performance award vestings, and exercise of stock options	(7,631)	(419)
Dividends paid on common stock	(3,488)	(3,390)
Net cash used in financing activities	(34,457)	(26,272)
Net increase (decrease) in cash and cash equivalents	233	(20)
Cash and cash equivalents at beginning of period	1,165	1,523
Cash and cash equivalents at end of period	$1,398	$1,503

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$13,614	$16,258
Cash paid for taxes	9,884	9,200
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended June 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - March 31, 2025	15,693	$273	$237,407	$264,135	$(278,753)	$223,062
Net income	—	—	—	11,739	—	11,739
Issuance of common stock from employee stock purchase plan	9	—	295	—	—	295
Issuance of common stock to directors and board advisor	1	—	63	—	—	63
Exercise of stock options	2	—	—	—	—	—
Restricted common stock, performance awards and stock options surrendered for taxes paid	(4)	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	2,029	—	—	2,029
Dividends on common stock ($0.1125 per share)	—	—	(1,766)	—	—	(1,766)
Balance - June 30, 2025	15,701	$273	$238,026	$275,874	$(278,753)	$235,420

	Three months ended June 30, 2024
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - March 31, 2024	15,165	$268	$240,811	$217,229	$(278,753)	$179,555
Net income	—	—	—	6,259	—	6,259
Issuance of common stock from employee stock purchase plan	15	—	324	—	—	324
Issuance of common stock to directors and board advisor	6	—	151	—	—	151
Exercise of stock options	50	1	1,271	—	—	1,272
Restricted common stock and stock options surrendered for taxes paid	—	—	(1)	—	—	(1)
Stock-based compensation expense	—	—	2,031	—	—	2,031
Dividends on common stock ($0.1125 per share)	—	—	(1,704)	—	—	(1,704)
Balance - June 30, 2024	15,236	$269	$242,883	$223,488	$(278,753)	$187,887

	Six months ended June 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2024	15,254	$269	$243,825	$243,209	$(278,753)	$208,550
Net income	—	—	—	32,665	—	32,665
Issuance of common stock from employee stock purchase plan	20	—	662	—	—	662
Issuance of common stock to directors and board advisor	3	—	140	—	—	140
Issuance of common stock	271	3	(3)	—	—	—
Issuance of restricted common stock	115	1	(1)	—	—	—
Exercise of stock options	79	—	321	—	—	321
Restricted common stock, performance awards and stock options surrendered for taxes paid	(53)	—	(7,631)	—	—	(7,631)
Stock-based compensation expense	—	—	3,705	—	—	3,705
Dividends on common stock ($0.2250 per share)	—	—	(3,488)	—	—	(3,488)
Other	12	—	496	—	—	496
Balance - June 30, 2025	15,701	$273	$238,026	$275,874	$(278,753)	$235,420

	Six months ended June 30, 2024
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
Net income	—	—	—	13,232	—	13,232
Issuance of common stock from employee stock purchase plan	31	—	671	—	—	671
Issuance of common stock to directors and board advisor	10	—	264	—	—	264
Issuance of common stock	—	—	—	—	—	—
Issuance of restricted common stock	157	2	(2)	—	—	—
Exercise of stock options	50	1	1,271	—	—	1,272
Restricted common stock and stock options surrendered for taxes paid	(43)	—	(419)	—	—	(419)
Stock-based compensation expense	—	—	2,407	—	—	2,407
Dividends on common stock ($0.2250 per share)	—	—	(3,390)	—	—	(3,390)
Other	31	—	790	—	—	790
Balance - June 30, 2024	15,236	$269	$242,883	$223,488	$(278,753)	$187,887
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At June 30, 2025, we operated 159 funeral homes in 25 states and 28 cemeteries in 10 states.
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
Principles of Consolidation and Interim Condensed Disclosures
Our unaudited Condensed Consolidated Financial Statements include the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. Our interim Condensed Consolidated Financial Statements are unaudited, but include all adjustments, which consist of normal, recurring accruals, that are necessary for a fair presentation of our financial position and results of operations as of and for the interim periods presented.
There have been no material changes in our accounting policies previously disclosed in Part II, Item 8 “Financial Statements and Supplementary Data” in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition, our unaudited Condensed Consolidated Financial Statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2024, unless otherwise disclosed herein, and should be read in conjunction therewith.
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate our critical estimates and judgments, which include those related to the impairment of goodwill and the fair value measurements used in business combinations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period.
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
Held for Sale
At June 30, 2025, the assets and liabilities of non-core funeral home and cemetery businesses expected to be sold within the next twelve months, which have met the criteria for such classification, have been classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents the carrying amounts of the assets and liabilities included as part of the expected sale (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net	$1	$833
Inventories	57	302
Prepaid and other current assets	3	—
Current assets held for sale	$61	$1,135

Preneed cemetery trust investments	$1,104	$4,876
Preneed funeral trust investments	177	2,197
Preneed cemetery receivables, net	5	1,671
Receivables from funeral preneed trusts, net	27	—
Property, plant, and equipment, net	1,404	4,898
Cemetery property, net	127	3,362
Intangible and other non-current assets, net	224	215
Operating lease right-of-use assets	69	—
Cemetery perpetual care trust investments	322	2,234
Non-current assets held for sale	$3,459	$19,453

Current portion of operating lease obligations	$23	$—
Accounts payable	24	94
Accrued and other liabilities	83	146
Current liabilities held for sale	$130	$240

Obligations under operating leases, net of current portion	$47	$—
Deferred preneed cemetery revenue	66	3,517
Deferred preneed funeral revenue	27	1,018
Deferred preneed cemetery receipts held in trust	1,104	4,876
Deferred preneed funeral receipts held in trust	177	2,197
Care trusts’ corpus	322	2,234
Long-term liabilities held for sale	$1,743	$13,842
Property, Plant, and Equipment
Property, plant, and equipment is comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$85,479	$86,609
Buildings and improvements	261,978	265,231
Furniture, equipment and vehicles	70,602	72,052
Property, plant, and equipment, at cost	418,059	423,892
Less: accumulated depreciation	(145,210)	(145,990)
Property, plant, and equipment, net	$272,849	$277,902
Less: Held for sale	(1,404)	(4,898)
Property, plant, and equipment, net	$271,445	$273,004
During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries that had a carrying value of property, plant, and equipment of $3.4 million, which was included in the gain on sale and recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations, more fully described in Note 4 to the Condensed Consolidated Financial Statements.
Additionally, during the six months ended June 30, 2025, we sold real property for $3.0 million, with a carrying value of $1.0 million, resulting in a $2.0 million gain on the sale, which was recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the six months ended June 30, 2024, we sold six funeral homes and one cemetery that had a carrying value of property, plant, and equipment of $3.1 million, which was included in the loss on sale and recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations. Additionally, we sold real property for $0.3 million, with a carrying value of $0.3 million.
Our growth and maintenance capital expenditures totaled $1.4 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively. In addition, we recorded depreciation expense of $3.3 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, and $6.8 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.
Cemetery Property
Cemetery property was $110.7 million and $112.9 million, net of accumulated amortization of $73.7 million and $72.6 million at June 30, 2025 and December 31, 2024, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $1.4 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively, and $3.0 million and $3.5 million for the six months ended June 30, 2025 and 2024, respectively. We recorded amortization expense for cemetery interment rights of $2.2 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively, and $4.1 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively.
During the six months ended June 30, 2025, we sold three cemeteries that had a carrying value of cemetery property of $3.3 million, which was included in the gain on sale and recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations, more fully described in Note 4 to the Condensed Consolidated Financial Statements.
During the six months ended June 30, 2024, we sold one cemetery that had a carrying value of cemetery property of $0.8 million, which was included in the loss on sale and recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations.
Income Taxes
Income tax expense was $5.1 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively, and $10.4 million and $7.9 million for the six months ended June 30, 2025 and 2024, respectively. Our operating tax rate before discrete items was 31.2% and 33.6% for the six months ended June 30, 2025 and 2024, respectively, and 31.2% and 33.2% for the three months ended June 30, 2025 and 2024, respectively.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Income Taxes
In December 2023, the FASB issued ASU, Income Taxes - Improvements to Income Tax Disclosures to enhance the transparency about income tax information through improvements to income tax disclosures primarily related to rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation; and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate). The amendments in this update also require that all entities disclose on an annual basis (1) the amount of net income taxes paid disaggregated by federal and state taxes; and (2) the amount of net income taxes paid disaggregated by individual jurisdictions in which net income taxes paid is equal to or greater than five percent of total net income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024, and therefore were effective for us for our fiscal year beginning January 1, 2025, and for interim periods within our fiscal year beginning January 1, 2026. The adoption has no material impact on our consolidated financial statements as it modified disclosure requirements only.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Accounting Pronouncements Not Yet Adopted
Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The amendments in this update require, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We expect the adoption will have no material impact on our condensed consolidated financial statements as it modifies disclosure requirements only.
3. GOODWILL
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

	June 30, 2025	December 31, 2024
Goodwill at the beginning of the period	$414,859	$423,643
Decrease in goodwill related to divestitures	(4,156)	(8,784)
Goodwill at the end of the period	$410,703	$414,859
During the six months ended June 30, 2025, we allocated $4.2 million of goodwill to the sale of two funeral homes and three cemeteries which was recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations, of which $2.6 million was allocated to our funeral home segment and $1.6 million was allocated to our cemetery segment.
During the six months ended June 30, 2024, we allocated $8.7 million of goodwill to the sale of six funeral homes and one cemetery which was recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations, of which $7.8 million was allocated to our funeral homes segment and $1.0 million was allocated to our cemetery segment.
4. DIVESTED OPERATIONS
During the three months ended June 30, 2025, we merged one funeral home with another business we own in an existing market. During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million and merged one funeral homes with another business we own in an existing market.
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
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended June 30,		Six months ended, June 30,
	2025	2024	2025	2024
Revenue	$(3)	$121	$1,650	$1,272

Operating income	42	33	518	151
Income on divestitures(1)	1	(8)	5,938	(1,509)
Income tax (expense) benefit	(13)	(8)	(2,014)	451
Net gain (loss) from divested operations, after tax	$30	$17	$4,442	$(907)

(1)	Net loss on divestitures is recorded in Net (gain) loss on divestitures, disposals, and impairment charges on our Consolidated Statements of Operations.

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
Accounts receivable is comprised of the following (in thousands):

	June 30, 2025
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$6,972	$26,292	$—	$(1)	$33,263
Other receivables	969	1,425	713	—	3,107
Allowance for credit losses	(358)	(1,182)	—	—	(1,540)
Accounts receivable, net	$7,583	$26,535	$713	$(1)	$34,830

	December 31, 2024
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$7,085	$24,355	$—	$(833)	$30,607
Other receivables	557	345	—	—	902
Allowance for credit losses	(302)	(1,014)	—	—	(1,316)
Accounts receivable, net	$7,340	$23,686	$—	$(833)	$30,193
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the six months ended June 30, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	Recoveries	June 30, 2025
Trade and financed receivables:
Funeral	$302	$(518)	$232	$(374)	$(358)
Cemetery	(1,014)	(577)	1,591	—	—
Total allowance for credit losses on trade and financed receivables	$(712)	$(1,095)	$1,823	$(374)	$(358)
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheets of $8.9 million and $10.2 million at June 30, 2025 and December 31, 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	June 30, 2025	December 31, 2024
Interment rights	$87,512	$79,436
Merchandise and services	13,614	13,128
Unearned finance charges	4,787	4,983
Cemetery receivables	$105,913	$97,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of our cemetery receivables are as follows (in thousands):

	June 30, 2025	December 31, 2024
Cemetery receivables	$105,913	$97,547
Less: unearned finance charges	(4,787)	(4,983)
Cemetery receivables, at amortized cost	$101,126	$92,564
Less: allowance for contract cancellation and credit losses	(3,544)	(3,018)
Less: balances due on undelivered cemetery preneed contracts	(15,750)	(13,576)
Less: amounts in accounts receivable	(25,110)	(23,341)
Preneed cemetery receivables, net including HFS	$56,722	$52,629
Less: Held for sale	(5)	(1,671)
Preneed cemetery receivables, net	$56,717	$50,958
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the six months ended June 30, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	June 30, 2025
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,004)	$(878)	$520	$(2,362)
The amortized cost basis of our cemetery receivables by year of origination as of June 30, 2025 is as follows (in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Total cemetery receivables, at amortized cost	$30,003	$39,497	$17,377	$9,396	$3,431	$1,422	$101,126
The aging of past due cemetery receivables as of June 30, 2025 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,857	$1,142	$668	$3,263	$6,930	$78,446	$85,376
Deferred revenue	515	168	184	626	1,493	19,044	20,537
Total contracts	$2,372	$1,310	$852	$3,889	$8,423	$97,490	$105,913
Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheets. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $15.8 million and $13.6 million at June 30, 2025 and December 31, 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
6. FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt and Credit Facility (as defined in Note 9) and Senior Notes (as defined in Note 10) are classified within Level 2 of the Fair Value Measurements hierarchy.
At June 30, 2025, the carrying value and fair value of our Credit Facility was $112.9 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At June 30, 2025, the carrying value of our acquisition debt was $5.4 million, which approximated its fair value. The fair value of our Senior Notes was $378.3 million at June 30, 2025, based on the last traded or broker quoted price.
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
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share (“NAV”) practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive, risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at June 30, 2025 because the investments include restrictions that do not allow for liquidation until 2027. As of June 30, 2025, we do not have an unfunded commitment for this investment.
Furthermore, we have two investments in real estate debt and structured credit (“alternative investments”), whose fair value has been estimated using NAV and therefore, has not been classified in the fair value hierarchy. The investment strategy for these alternative investments is to create capital growth, income generation, and risk-adjusted returns. Capital growth is achieved by identifying high-potential investments that are appreciated over time. Income generation may involve dividends, rental income, or interest from various investments. Risk-adjusted returns focus on balancing potential profits with acceptable levels of risk, often through diversification and careful asset allocation. The real estate debt is approximately 48% of the total alternative investment and can be liquidated with a 40-day notice period and cannot exceed 5% of the total fund’s value. The structured credit is approximately 52% of the total alternative investment and can be liquidated with a 15-day notice period with no restrictions. As of June 30, 2025, we do not have an unfunded commitment for these investments.
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. See Notes 7 and 8 to our Condensed Consolidated Financial Statements for the fair value hierarchy levels of our trust investments.
7. TRUST INVESTMENTS
Preneed trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed funeral and cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. These earnings are recognized in Other revenue on our Consolidated Statements of Operations, when a service is performed or merchandise is delivered. Trust management fees charged by our wholly owned registered investment advisory firm are included as revenue in the period in which they are earned. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Preneed cemetery trust investments, at market value	$104,114	$106,143
Less: allowance for contract cancellation	(3,102)	(3,147)
Preneed cemetery trust investments	$101,012	$102,996
Less: Held for sale	(1,104)	(4,876)
Preneed cemetery trust investments	$99,908	$98,120
The cost and market values associated with preneed cemetery trust investments at June 30, 2025, are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$17,436	$—	$—	$17,436
Fixed income securities:
U.S. agency obligations	2	526	—	(30)	496
Foreign debt	2	1,542	85	—	1,627
Corporate debt	2	2,725	167	(46)	2,846
Preferred stock	2	43	1	—	44
Certificates of deposit	2	79	—	(5)	74
Common stock	1	14,838	1,435	(1,754)	14,519
Limited partnership fund		3,550	—	(237)	3,313
Mutual funds:
Equity	1	500	—	(5)	495
Fixed income	2	37,791	272	(53)	38,010
Alternative investments		24,384	139	—	24,523
Trust securities		$103,414	$2,099	$(2,130)	$103,383
Accrued investment income		$731			$731
Preneed cemetery trust investments					$104,114
Market value as a percentage of cost					100.0%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$74
Due in one to five years	2,120
Due in five to ten years	211
Thereafter	2,682
Total fixed income securities	$5,087

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,215	$—	$—	$23,215
Fixed income securities:
U.S. agency obligations	2	664	1	(46)	$619
Foreign debt	2	8,575	1,431	(8)	9,998
Corporate debt	2	8,500	365	(256)	8,609
Preferred stock	2	2,833	479	(176)	3,136
Certificates of deposit	2	79	—	(5)	74
Common stock	1	29,325	4,322	(3,381)	30,266
Limited partnership fund		3,530	84	—	3,614
Mutual funds:
Equity	1	911	85	—	996
Fixed income	2	27,268	94	(2,376)	24,986
Trust securities		$104,900	$6,861	$(6,248)	$105,513
Accrued investment income		$630			$630
Preneed cemetery trust investments					$106,143
Market value as a percentage of cost					100.6%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at June 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$496	$(30)	$496	$(30)
Foreign debt	—	—	—	—	—	—
Corporate debt	—	—	6	(46)	6	(46)
Preferred stock	—	—	—	—	—	—
Certificates of deposit	—	—	74	(5)	74	(5)
Total fixed income securities with an unrealized loss	$—	$—	$576	$(81)	$576	$(81)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income	$770	$844	$1,417	$1,383
Realized gains	6,199	924	8,202	11,500
Realized losses	(5,494)	(4,747)	(7,097)	(8,511)
Unrealized gains (losses), net	(886)	2,023	(31)	(4,936)
Expenses and taxes	(585)	(705)	(809)	(1,339)
Net change in deferred preneed cemetery receipts held in trust	(4)	1,661	(1,682)	1,903
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Purchases	$(38,172)	$(6,784)	$(41,678)	$(11,110)
Sales	29,933	5,177	48,002	21,737
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2025	December 31, 2024
Preneed funeral trust investments, at market value	$111,668	$111,721
Less: allowance for contract cancellation	(3,324)	(3,305)
Preneed funeral trust investments	$108,344	$108,416
Less: Held for sale	(177)	(2,197)
Preneed funeral trust investments	$108,167	$106,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at June 30, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$31,781	$—	$—	$31,781
Fixed income securities:
U.S agency obligations	2	305	—	(21)	284
Foreign debt	2	1,397	81	—	1,478
Corporate debt	2	2,503	156	—	2,659
Common stock	1	13,570	1,343	(1,460)	13,453
Limited partnership fund		3,325	—	(222)	3,103
Mutual funds:
Equity	1	—	—	—	—
Fixed income	2	33,196	252	(49)	33,399
Other investments	2	1,880	—	—	1,880
Alternative investments		22,838	131	—	22,969
Trust securities		$110,795	$1,963	$(1,752)	$111,006
Accrued investment income		$662			$662
Preneed cemetery trust investments					$111,668
Market value as a percentage of cost					100.2%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,858
Due in five to ten years	98
Thereafter	2,465
Total fixed income securities	$4,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$33,735	$—	$—	$33,735
Fixed income securities:
U.S agency obligations	2	387	—	(30)	357
Foreign debt	2	8,193	1,373	(7)	9,559
Corporate debt	2	7,941	351	(134)	8,158
Preferred stock	2	2,577	460	(218)	2,819
Common stock	1	26,293	3,989	(2,876)	27,406
Limited partnership fund		3,392	80	—	3,472
Mutual funds:
Equity	1	763	41	—	804
Fixed income	2	24,952	83	(2,118)	22,917
Other investments	2	1,910	—	—	1,910
Trust securities		$110,143	$6,377	$(5,383)	$111,137
Accrued investment income		$584			$584
Preneed cemetery trust investments					$111,721
Market value as a percentage of cost					100.9%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at June 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

June 30, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$283	$(21)	$283	$(21)
Foreign debt	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Total fixed income securities with an unrealized loss	$—	$—	$283	$(21)	$283	$(21)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income	$521	$675	994	1,111
Realized gains	5,521	846	7,448	10,626
Realized losses	(4,519)	(4,295)	(6,228)	(7,504)
Unrealized gains (losses), net	(1,102)	1,873	211	(3,975)
Expenses and taxes	(365)	(296)	(470)	(667)
Net change in deferred preneed funeral receipts held in trust	(56)	1,197	(1,955)	409
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Purchases	$(33,083)	$(6,211)	(36,455)	(10,214)
Sales	25,098	4,608	42,457	19,726
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	June 30, 2025	December 31, 2024
Cemetery perpetual care trust investments, at market value	$87,066	$87,337
Obligations due to (due from) trust	366	(885)
Care trusts’ corpus, including HFS	$87,432	$86,452
Less: Held for sale	(322)	(2,234)
Care trusts' corpus	$87,110	$84,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2025 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,552	$—	$—	$8,552
Fixed income securities:
Foreign debt	2	1,413	76	—	1,489
Corporate debt	2	2,517	147	(145)	2,519
Preferred stock	2	112	—	(2)	110
Common stock	1	13,521	1,353	(1,741)	13,133
Limited partnership fund		3,126	—	(209)	2,917
Mutual funds:
Equity	1	750	—	(8)	742
Fixed income	2	35,130	241	(48)	35,323
Alternative investments		21,468	123	—	21,591
Trust securities		$86,589	$1,940	$(2,153)	$86,376
Accrued investment income		$690			$690
Preneed cemetery trust investments					$87,066
Market value as a percentage of cost					99.8%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	1,590
Due in five to ten years	110
Thereafter	2,418
Total fixed income securities	$4,118
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at June 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$—	$—	$—	$—	$—	$—
Corporate debt	—	—	18	(145)	18	(145)
Preferred stock	111	(2)	—	—	111	(2)
Total fixed income securities with an unrealized loss	$111	$(2)	$18	$(145)	$129	$(147)
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Realized gains	$1,028	$113	1,279	1,419
Realized losses	(1,228)	(663)	$(1,429)	$(1,089)
Unrealized gains (losses), net	(901)	1,840	(213)	(4,229)
Net change in care trusts’ corpus	1,101	(1,290)	363	3,899
	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income	$2,420	$3,495	$4,907	$6,624
Realized losses	(587)	(751)	(1,259)	(1,125)
Total	$1,833	$2,744	$3,648	$5,499
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Purchases	$(35,774)	$(5,464)	$(38,896)	$(9,113)
Sales	26,968	4,469	$42,931	$19,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	June 30, 2025	December 31, 2024
Preneed funeral trust funds, at cost	$22,733	$23,063
Less: allowance for contract cancellation	(682)	(691)
Receivables from preneed funeral trusts, net including HFS	$22,051	$22,372
Less: Held for sale	(27)	—
Receivables from preneed funeral trusts, net	$22,024	$22,372
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at June 30, 2025 and December 31, 2024. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at June 30, 2025, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,964	$6,964
Fixed income investments	12,530	12,530
Mutual funds and common stocks	3,235	3,082
Annuities	4	4
Total	$22,733	$22,580
The composition of the preneed trust funds at December 31, 2024, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,826	$6,826
Fixed income investments	12,998	12,998
Mutual funds and common stocks	3,235	2,999
Annuities	4	4
Total	$23,063	$22,827
9. CREDIT FACILITY AND ACQUISITION DEBT
At June 30, 2025, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Note 10) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2025, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at June 30, 2025.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Credit Facility	$112,900	$137,000
Debt issuance costs, net of accumulated amortization of $3,124 and $2,947, respectively	(1,442)	(1,618)
Total Credit Facility	$111,458	$135,382

Acquisition debt	$5,408	$5,466
Less: current portion	(591)	(571)
Total acquisition debt, net of current portion	$4,817	$4,895
At June 30, 2025, we had outstanding borrowings under the Credit Facility of $112.9 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2025, and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2025, we had $134.9 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Credit Facility interest expense	2,102	3,523	$4,601	$7,439
Credit Facility amortization of debt issuance costs	89	138	177	276
At June 30, 2025, our outstanding borrowings under our Credit Facility bore interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At June 30, 2025, the prime rate margin was equivalent to 1.125% and the SOFR term margin was 2.125%. The weighted average interest rate on our Credit Facility was 6.8% and 8.7% for the three months ended June 30, 2025 and 2024, respectively, and 6.9% and 8.8% for the six months ended June 30, 2025 and 2024, respectively.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 7.3%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Acquisition debt imputed interest expense	$93	$103	187	207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheets as follows (in thousands):

	June 30, 2025	December 31, 2024
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $2,126 and $1,848, respectively	(2,374)	(2,652)
Debt issuance costs, net of accumulated amortization of $605 and $526, respectively	(672)	(751)
Carrying value of the Senior Notes	$396,954	$396,597
At June 30, 2025, the fair value of the Senior Notes, which are Level 2 measurements, was $378.3 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Senior Notes interest expense	4,250	4,250	$8,500	$8,500
Senior Notes amortization of debt discount	140	134	278	266
Senior Notes amortization of debt issuance costs	40	38	79	76
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 47 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and six months ended June 30, 2025 and 2024 were 4.42% and 4.30%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$11,739	$6,259	$32,665	$13,232
Less: Earnings allocated to unvested restricted stock	(175)	(93)	(510)	(194)
Income attributable to common stockholders	$11,564	$6,166	$32,155	$13,038

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,458	14,965	15,352	14,920
Effect of dilutive securities:
Stock options	195	22	176	20
Performance awards	—	416	—	416
Denominator for diluted earnings per common share – weighted average shares outstanding	15,653	15,403	15,528	15,356

Basic earnings per common share:	$0.75	$0.41	$2.09	$0.87
Diluted earnings per common share:	$0.74	$0.40	$2.07	$0.85
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Antidilutive stock options	228	1,433	224	1,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. SEGMENT REPORTING
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
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, operating income (loss), depreciation and amortization, interest expense, income (loss) before income taxes, income tax expense (benefit), capital expenditures and number of operating locations by segment as follows, (in thousands, except number of operating locations) for the three and six months ended June 30, 2025 and 2024, respectively:

Three months ended June 30, 2025	Funeral	Cemetery	Corporate	Total
Revenue
Services	$41,308	$5,202	$—	$46,510
Merchandise	18,264	4,330	—	22,594
Cemetery property	—	23,919	—	23,919
Other revenue	5,675	3,449	—	9,124
Total revenue	65,247	36,900	—	102,147

Less:
Salaries, benefits and commission expenses	17,011	10,533	—	27,544
Cost of merchandise	6,847	1,368	—	8,215
Allocated overhead costs(1)	3,386	1,368	—	4,754
Facilities and grounds expenses	2,709	1,560	—	4,269
General and administrative expenses(2)	2,703	956	—	3,659
Other segment expenses(3)	10,912	6,858	11,938	29,708
Operating income (loss)	$21,679	$14,257	$(11,938)	$23,998

Interest expense	$404	$3	$6,627	$7,034

Depreciation and amortization	$2,835	$2,694	$644	$6,173

Income (loss) before income taxes	$21,798	$15,062	$(20,003)	$16,857

Income tax expense (benefit)	$6,463	$4,279	$(5,624)	$5,118

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures, disposals, and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures, disposals and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended June 30, 2024	Funeral	Cemetery	Corporate	Total
Revenue
Services	$39,589	$4,844	$—	$44,433
Merchandise	19,664	4,483	—	24,147
Cemetery property	—	25,443	—	25,443
Other revenue	4,342	3,953	—	8,295
Total revenue	63,595	38,723	—	102,318

Less:
Salaries, benefits and commission expenses	16,860	10,288	—	27,148
Cost of merchandise	6,698	1,201	—	7,899
Allocated overhead costs(1)	3,310	1,201	—	4,511
Facilities and grounds expenses	2,369	1,622	—	3,991
General and administrative expenses(2)	2,499	879	—	3,378
Other segment expenses(4)	11,091	7,329	18,602	37,022
Operating income (loss)	$20,768	$16,203	$(18,602)	$18,369

Interest expense	$222	$3	$8,099	$8,324

Depreciation and amortization	$2,907	$3,058	$239	$6,204

Income (loss) before income taxes	$21,032	$16,303	$(26,876)	$10,459

Income tax expense (benefit)	$8,479	$6,444	$(10,723)	$4,200

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures, disposals, and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures, disposals and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six months ended, June 30, 2025	Funeral	Cemetery	Corporate	Total
Revenue
Services	$89,257	$10,263	$—	$99,520
Merchandise	39,820	8,369	—	48,189
Cemetery property	—	43,910	—	43,910
Other revenue	10,789	6,808	—	17,597
Total revenue	139,866	69,350	—	209,216

Less:
Salaries, benefits and commission expenses	34,988	20,452	—	55,440
Cost of merchandise	14,979	2,699	—	17,678
Allocated overhead costs(1)	6,613	2,699	—	9,312
Facilities and grounds expenses	5,638	2,765	—	8,403
General and administrative expenses(2)	5,724	1,851	—	7,575
Other segment expenses(3)	22,058	9,202	23,986	55,246
Operating income (loss)	$49,866	$29,682	$(23,986)	$55,562

Interest expense	$684	$6	$13,642	$14,332

Depreciation and amortization	$5,661	$5,018	$895	$11,574

Income (loss) before income taxes	$51,867	$31,078	$(39,834)	$43,111

Income tax expense (benefit)	$12,567	$7,530	$(9,651)	$10,446

Capital expenditures	$1,258	$3,701	$1,049	$6,008

Number of operating locations at year end	159	28	—	187

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures, disposals, and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures, disposals and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six months ended June 30, 2024	Funeral	Cemetery	Corporate	Total
Revenue
Services	$84,396	$9,736	$—	$94,132
Merchandise	42,323	8,623	—	50,946
Cemetery property	—	44,146	—	44,146
Other revenue	8,707	7,880	—	16,587
Total revenue	135,426	70,385	—	205,811

Less:(1)
Salaries, benefits and commission expenses	35,158	19,185	—	54,343
Cost of merchandise	14,541	2,357	—	16,898
Allocated overhead costs(2)	6,606	2,357	—	8,963
Facilities and grounds expenses	5,063	2,802	—	7,865
General and administrative expenses(3)	5,272	1,802	—	7,074
Other segment expenses(4)	24,944	13,037	34,841	72,822
Operating income (loss)	$43,842	$28,845	$(34,841)	$37,846

Interest expense	$447	$7	$16,582	$17,036

Depreciation and amortization	$5,875	$5,313	$476	$11,664

Income (loss) before income taxes	$43,901	$29,012	$(51,732)	$21,181

Income tax expense (benefit)	$16,475	$10,888	$(19,414)	$7,949

Capital expenditures	$2,415	$4,472	$209	$7,096

Number of operating locations at year end	164	31	—	195

(2) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(3) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(4) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures, disposals, and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures, disposals and impairment charges, and amortization and depreciation expenses.

13. SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill Act “(OBBBA”) was signed into law, which includes federal tax law revisions that may affect the Company’s ability to utilize certain tax attributes. The Company is currently evaluating the impact of these changes.
On July 16, 2025, we sold three funeral homes and one cemetery that was included in held for sale at June 30, 2025, for an aggregate of $5.5 million.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, cost inflation, overhead, including talent recruitment, field and corporate incentive compensation, preneed sales or other financial items; any statements of the plans, strategies, objectives and timing of management for future operations or financing activities, including, but not limited to, capital allocation, organizational performance, execution of our strategic objectives and growth strategy, planned acquisitions and divestitures, technology improvements, product development, the ability to obtain credit or financing, anticipated integration, performance and other benefits of recently completed and anticipated acquisitions, and cost management and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or divestitures. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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
•the execution of our Standards Operating Model and strategic acquisition frameworks;
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

•changes in federal income tax laws and regulations and the implementation and interpretation of these laws and regulations by the Internal Revenue Service, including changes and potential impacts, if any, resulting from the recently enacted One Big Beautiful Bill Act;
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
•our ability to identify and consummate strategic acquisitions on commercially reasonable terms and on a timely basis, if at all, and successfully integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto;
•our ability to successfully complete any non-core asset divestitures on commercially reasonable terms and o a timely basis, if at all, and the impact of any such divestitures on our Company, including any financial, operational, tax or other similar impacts related thereto;
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At June 30, 2025, we operated 159 funeral homes in 25 states and 28 cemeteries in 10 states.
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
COMPANY DEVELOPMENTS
Divestitures
During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million resulting in a gain of $5.9 million. Additionally, we sold real property for $3.0 million resulting in a gain of $2.0 million.
On July 16, 2025, we sold three funeral homes and one cemetery that was included in held for sale at June 30, 2025, for an aggregate of $5.5 million.
Macroeconomic, Inflationary, Borrowing Cost, and Volume Trends
During the first half of 2025, consumer spending on discretionary items continued to reflect mixed trends. Based on various economic indicators, overall consumer spending remained strong, particularly among high-income earners, but it appears there was a shift towards more cautious spending, especially for middle and low-income households. We believe this caution was influenced by factors like rising inflation, additional tariffs, and a more uncertain economic outlook. Broad economic indicators have indicated that consumer confidence in the U.S. economy has been dropping or remained flat over the past several months and may continue to drop, which could further influence consumer spending and the demand for our products and services. Additionally, in April 2025, the U.S. announced a series of new and increased tariffs on countries and specific goods, subject to evolving exemptions and additional proposed revisions. Certain of these tariffs have been stayed or otherwise modified and, since April 2025, the U.S. has continued to announce new or revised tariffs. Those policies, along with retaliatory actions by some trading partners and ongoing negotiations around trade policy, have led to increased uncertainty regarding the ultimate effect of the tarrifs on economic conditions, volatility, and unpredictability for global trade. Given these uncertainties and the potential of rising tariffs, we evaluated, and continue to evaluate, our current vendor agreements for our major vendors to ensure, to the extent possible, we adequately addressed any associated risks. Two vendors are currently impacted because they source a higher number of imported products from countries which have higher tariff impacts. To mitigate this risk, these vendors have shifted the source of their products to countries that have a lower tariff impact.
We also continue to monitor the impacts of inflationary costs to our business. While we are encouraged by the stabilization of inflationary costs that we have continued to experience in the first half of 2025 and throughout 2024, we are unable to forecast with any certainty whether inflationary costs will continue to moderate in future periods, as the ultimate scope and duration of these impacts could change as a result of the impact of increased tariffs and remain unknown at this time. More broadly, the U.S. economy continues to experience the impact of several years of higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past.

Although such conditions have not materially impacted our business to date and we expect these trends to continue in 2025, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate any changes in consumer preferences or additional cost increases, if possible.
In addition, after giving effect to the Credit Facility Amendment, executed during the third quarter of 2024, we continue to experience lower variable interest rates under our Credit Facility, which resulted in lower borrowing costs in the first half of 2025 compared to the same period in the prior year. Further contributing to our lower borrowing costs was the pay down of $24 million on our revolving credit facility during the first half of 2025.
During the first quarter of 2025, we experienced higher funeral volumes compared to the same period in the prior year, which we believe was partially related to a delay in the flu season, resulting in continued fluctuations in the death rate. Although we expect fluctuations in the death rate to continue, we are unable to predict or forecast the duration or variation of the death rate with any certainty. Regardless of these fluctuations in the death rate, we continue to focus on expanding market share, cost management and executing on our strategic operational plans.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, as needed, subject to its customary terms and conditions. For additional details related to our debt and lease obligations, including our Credit Facility, Acquisition Debt and Senior Notes, refer to Notes 9 and 10 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For 2025, our plan is to remain focused on executing our strategic objectives and growth strategy. This includes prioritizing our capital allocation for debt repayments, the payment of dividends and debt obligations, internal growth capital expenditures, general corporate purposes and potential strategic growth acquisitions, as allowed under our Credit Facility. We expect to fund these payments using cash on hand and borrowings under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, potential growth acquisitions and dividends for the next 12 months, as well as our long-term financial obligations.
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
Cash Flows
We began 2025 with $1.2 million in cash and ended the quarter with $1.4 million in cash. At June 30, 2025, we had borrowings of $112.9 million outstanding on our Credit Facility compared to $137.0 million at December 31, 2024.

The following table sets forth the elements of cash flow (in thousands):

	Six months ended June 30,
	2025	2024
Cash and cash equivalents at beginning of period	$1,165	$1,523

Net cash provided by operating activities	21,877	21,860

Proceeds from divestitures and sale of other assets	18,822	11,174
Proceeds from insurance claims	—	314
Capital expenditures	(6,009)	(7,096)
Net cash provided by investing activities	12,813	4,392

Net payments on our credit facility, acquisition debt, and finance lease obligations	(24,321)	(24,405)
Net payments on employee equity plans	(6,648)	1,523
Dividends paid on common stock	(3,488)	(3,390)
Net cash used in financing activities	(34,457)	(26,272)

Cash and cash equivalents at end of period	$1,398	$1,503
Operating Activities
For the six months ended June 30, 2025, cash provided by operating activities was $21.9 million compared to $21.9 million for the six months ended June 30, 2024.
Investing Activities
Our investing activities resulted in a net cash inflows of $12.8 million for the six months ended June 30, 2025, compared to $4.4 million for the six months ended June 30, 2024, an increase of $8.4 million.
Acquisition and Divestiture Activity
During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million. Additionally, we sold real property for $3.0 million.
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
Capital Expenditures
For the six months ended June 30, 2025, our capital expenditures (comprised of growth and maintenance spend) totaled $6.0 million compared to $7.1 million for the year ended June 30, 2024, a decrease of $1.1 million.
The following tables present our capital expenditures (in thousands):

	Six months ended June 30,
	2025	2024
Growth	$3,469	$4,432
Maintenance	2,540	2,664
Total Capital Expenditures	$6,009	$7,096
Financing Activities
Our financing activities resulted in a net cash outflow of $34.5 million for the six months ended June 30, 2025, compared to a net cash outflow of $26.3 million for the six months ended June 30, 2024, an increase of $8.2 million.
During the six months ended June 30, 2025, we had net payments on our Credit Facility, acquisition debt, and finance leases of $24.3 million, net payments on our employee equity plans of $6.6 million, and paid dividends of $3.5 million.

During the six months ended June 30, 2024, we had net payments on our Credit Facility, acquisition debt, and finance leases of $24.4 million and paid dividends of $3.4 million.
FINANCIAL HIGHLIGHTS
Below are our financial highlights (in thousands except for volumes and averages):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Total revenue	$102,147	$102,318	$209,216	$205,811
Funeral contracts	10,589	10,679	22,761	22,770
Average revenue per funeral contract excluding preneed interest	$5,626	$5,549	$5,671	$5,565
Preneed interment rights (property) sold	4,016	4,179	7,252	7,616
Average price per preneed interment right sold	$5,871	$5,908	$5,669	$5,430
Gross profit	$35,935	$36,993	$73,777	$74,255
Net income	$11,739	$6,259	$32,665	$13,232
Revenue for the three months ended June 30, 2025, decreased $0.2 million compared to the three months ended June 30, 2024. We experienced a 0.6% decrease in the average price per interment right sold and a 3.9% decrease in the number of preneed interment rights (property) sold and a 0.8% decrease in funeral contract volume; partially offset by a 1.4% increase in the average revenue per funeral contract excluding preneed interest.
Gross profit for the three months ended June 30, 2025, decreased $1.1 million compared to the three months ended June 30, 2024, primarily due to an increase in cost of revenue primarily from growth in salaries and benefits and promotional expenses during the second quarter of 2025 compared to the same period in 2024.
Net income for the three months ended June 30, 2025, increased $5.5 million compared to the three months ended June 30, 2024. We experienced a $6.7 million decrease in general, administrative and other expenses, a $1.3 million decrease in interest expense; partially offset by a $1.1 million decrease in gross profit and a $0.9 million increase in income tax expense.
Revenue for the six months ended June 30, 2025, increased $3.4 million compared to the six months ended June 30, 2024. We experienced a 4.4% increase in the average price per interment right sold; partially offset by a 4.8% decrease in the number of preneed interment rights (property) sold. Additionally, we experienced a 1.9% increase in the average revenue per funeral contract.
Gross profit for the six months ended June 30, 2025, decreased $0.5 million compared to the six months ended June 30, 2024, primarily due to an increase in cost of revenue primarily from growth in salaries and benefits and promotional expenses during the second quarter of 2025 compared to the same period in 2024.
Net income for the six months ended June 30, 2025, increased $19.4 million compared to the six months ended June 30, 2024. We experienced a $10.9 million decrease in general, administrative and other expenses, as the prior year included one-time costs related to executive severance payments and our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives, a $9.4 million increase in (gain)/loss on sale of divestitures and real property and a $2.7 million decrease in interest expense; partially offset by a $2.5 million increase in income tax expense and a $0.5 million decrease in gross profit.
Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended June 30, 2025, dated August 6, 2025, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Gross profit	$35,935	$36,993	$73,777	$74,255

Cemetery property amortization	2,241	2,560	4,069	4,316
Field depreciation expense	3,288	3,405	6,610	6,872
Regional and unallocated funeral and cemetery costs	3,260	4,245	8,495	8,087
Adjusted operating profit(1)	$44,724	$47,203	$92,951	$93,530

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Funeral Home	26,250	26,267	$59,429	$56,869
Cemetery	18,474	20,936	33,522	36,661
Adjusted operating profit	44,724	47,203	$92,951	$93,530

Adjusted operating profit margin(1)	43.8%	46.1%	44.4%	45.4%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2025 and 2024.
The term “operating” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the funeral home segment refers to two funeral homes we sold during the six months ended June 30, 2025, and six funeral home we sold and one funeral home we merged with another business we owned in an existing market during the six months ended June 30, 2024.
The term “divested” when discussed in the cemetery segment refers to three cemeteries we sold during the six months ended June 30, 2025, and one cemetery we sold during the six months ended June 30, 2024.
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

Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended June 30,
	2025	2024
Revenue:
Operating	$59,572	$58,753
Divested	—	500
Ancillary	904	1,082
Other	4,771	3,260
Total	$65,247	$63,595

Adjusted operating profit
Operating	$22,030	$23,220
Divested	13	82
Ancillary	32	193
Other	4,175	2,772
Total	$26,250	$26,267

The following measures reflect significant metrics from continuing operations over the comparative period:

Contract volume	10,589	10,533
Average revenue per contract, excluding preneed funeral trust earnings	$5,626	$5,578
Average revenue per contract, including preneed funeral trust earnings	$5,776	$5,739
Cremation rate	61.6%	59.9%
Funeral home operating revenue increased $0.8 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in operating revenue is primarily driven by a 0.9% increase in the average revenue per contract excluding preneed interest and a 0.5% increase in contract volume.
Funeral home adjusted operating profit for the three months ended June 30, 2025, decreased $1.2 million when compared to the same period in 2024, primarily due to the increase in operating expense. The comparable operating profit margin decreased 250 basis points to 37.0%. Operating expenses as a percentage of revenue increased 2.5%, with the largest increases being in investment expense, facilities and grounds expense, other funeral costs, and general and administrative expense.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses, decreased $0.2 million, while ancillary adjusted operating profit decreased $0.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease in ancillary revenue is primarily due to a decision to cease the operations of a cremation focused business during the first quarter of 2024, which did not contribute materially to adjusted operating profit.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $1.5 million and $1.4 million, respectively, for the three months ended June 30, 2025, compared to the same period in 2024. These increases are primarily due to an increase of $1.3 million in our general agency commission income for the second quarter of 2025 compared to the same period in 2024, which is a result of our continued focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Six months ended June 30,
	2025	2024
Revenue:
Operating	$128,662	$124,801
Divested	415	1,918
Ancillary	1,936	2,329
Other	8,853	6,378
Total	$139,866	$135,426

Adjusted operating profit
Operating	$51,570	$50,569
Divested	133	359
Ancillary	220	366
Other	7,506	5,575
Total	$59,429	$56,869

The following measures reflect significant metrics from continuing operations over the comparative period:

Contract volume	22,644	22,306
Average revenue per contract, excluding preneed funeral trust earnings	$5,682	$5,595
Average revenue per contract, including preneed funeral trust earnings	$5,836	$5,763
Cremation rate	61.0%	59.6%
Funeral home operating revenue increased $3.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in operating revenue was primarily driven by a 1.6% increase in the average revenue per contract excluding preneed interest while contract volume remained up. The increase in revenue is driven by our success in implementing our enhanced pricing strategy through 2024, which contributed to the increase in average revenue per funeral contract.
Funeral home adjusted operating profit for the six months ended June 30, 2025, increased $1.0 million when compared to the same period in 2024, reflecting our ongoing focus on cost efficiency and operational improvements. The comparable adjusted operating profit margin decreased 40 basis points to 40.1%, driven by a 0.4% increase in operating expenses as a percentage of revenue. Key expense increases include facilities and grounds expense, general and administrative expense, and investment expense. These decreases were partially offset by a decrease in salaries and benefits.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses decreased $0.4 million, while ancillary adjusted operating profit decreased $0.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in ancillary revenue is primarily due to a decision to cease the operations of a cremation focused business during the first quarter of 2024, which did not contribute materially to adjusted operating profit.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $2.5 million and $1.9 million, respectively, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These increases are primarily due to the increase in our general agency commission income earned on the sale of preneed insurance policies as we continue to focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023.

Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended June 30,
	2025	2024
Revenue:
Operating	$33,450	$33,644
Divested	1	1,126
Other	3,449	3,953
Total	$36,900	$38,723

Adjusted operating profit
Operating	$15,003	$16,712
Divested	34	356
Other	3,437	3,868
Total	$18,474	$20,936

The following measures reflect the significant metrics from continuing operations over this comparative period:

Preneed revenue as a percentage of operating revenue	70.2%	72.5%
Preneed revenue (in thousands)	$23,492	$24,381
Atneed revenue (in thousands)	$9,958	$9,263
Number of preneed interment rights sold	4,016	4,025
Average price per interment right sold	$5,871	$6,013
Cemetery operating revenue decreased $0.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, as we experienced a 2.4% decrease in the average price per interment right sold and a 0.2% decrease in the number of preneed interment rights (property) sold. Cemetery atneed revenue, which represents approximately 29.8% of our total operating revenue, increased $0.7 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a 19.9% increase in property sold on atneed contracts across our cemetery portfolio.
Cemetery adjusted operating profit decreased $1.7 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 480 basis points to 44.9%. Operating expenses as a percentage of revenue increased 4.8%, with the largest increases in salaries and benefits expenses, allowance for credit losses, promotional expenses, facilities and grounds insurance expense, and general and administrative expense.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, decreased $0.5 million and $0.4 million, respectively, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to a decrease in expected earnings for the current year in our perpetual care trust fund compared to earnings in prior year.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Six months ended June 30,
	2025	2024
Revenue:
Operating	$61,388	$60,049
Divested	1,154	2,456
Other	6,808	7,880
Total	$69,350	$70,385

Adjusted operating profit
Operating	$26,368	$28,247
Divested	419	738
Other	6,735	7,676
Total	$33,522	$36,661

The following measures reflect the significant metrics from continuing operations over this comparative period:

Preneed revenue as a percentage of operating revenue	67.8%	66.8%
Preneed revenue (in thousands)	$42,426	$41,779
Atneed revenue (in thousands)	$18,962	$18,270
Number of preneed interment rights sold	7,116	7,269
Average price per interment right sold	$5,705	$5,554
Cemetery operating revenue increased $1.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily as a result of a 2.7% increase in the average price per preneed interment right sold; offset by a 2.1% decrease in the number of preneed interment rights sold. Cemetery atneed revenue, which represents approximately 32% of our total operating revenue, increased $0.7 million for the six months ended June 30, 2025, compared to the same period of the prior year, primarily due to a 12.9% increase in property sold on atneed contracts across our cemetery portfolio.
Cemetery adjusted operating profit decreased $1.9 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in operating expenses as a percentage revenue. The comparable operating profit margin decreased 400 basis points to 43.0%. Operating expenses as a percentage of operating revenue increased 4.1%, driven by increases in key expenses such as promotional expenses, salaries and benefits, allowance for credit losses, and facilities and ground insurance.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, decreased $1.1 million and $0.9 million, respectively, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. These decreases are primarily due to a decrease in expected earnings for the current year in our perpetual care trust fund compared to earnings in prior year.
Cemetery property amortization. Cemetery property amortization totaled $2.2 million and $4.1 million for the three and six months ended June 30, 2025, respectively, a decrease of $0.3 million and $0.2 million compared to the three and six months ended June 30, 2024, respectively, primarily driven by the decrease in private mausoleums sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.3 million and $6.6 million for the three and six months ended June 30, 2025, respectively, a decrease of $0.1 million and $0.3 million compared to the three and six months ended June 30, 2024, respectively, primarily driven by our business decision to lease vehicles rather than purchase them.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.3 million and $8.5 million for the three and six months ended June 30, 2025, respectively, a decrease of $1.0 million and an increase of $0.4 million compared to the three and six months ended June 30, 2024, respectively, primarily driven by a $1.4 million increase in leadership and development expenses.

Other Financial Statement Items
General, administrative and other. General, administrative and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $11.9 million for the three months ended June 30, 2025, a decrease of $6.7 million compared to the same period in 2024, primarily driven by the following: i) a $5.4 million decrease in consulting fees related to the Company's previously concluded review of strategic alternatives, ii) a $0.9 million decrease in incentive compensation expense, and iii) a $0.8 million decrease in separation and severance expenses recorded in the prior year related to our former Chief Financial Officer pursuant to his Separation and Release Agreement dated June 6, 2024. These decreases were offset by a net $0.4 million increase in various other general and administrative expenses.
General, administrative and other. General, administrative and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $24.0 million for the six months ended June 30, 2025, an decrease of $10.9 million compared to the six months ended June 30, 2024, primarily driven by the following: i) a $6.6 million decrease in salary and benefits expenses and cash and equity incentive compensation costs, primarily driven by the termination expense of our founder and former Executive Chairman of the Board pursuant to his Transition Agreement and termination expense for our former Chief Financial Officer pursuant to his Separation and Release Agreement recorded in the prior year, and ii) a $5.5 million decrease in other professional fees primarily related to the development of our digital transformation project. These decreases were offset by a $0.6 million increase in computer maintenance and licenses and a $0.6 million increase in various other general and administrative expenses.
Net (gain) loss on divestitures, disposals, and impairment charges. The components of Net (gain) loss on divestitures, disposals, and impairment charges are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Impairment of goodwill, intangibles and PPE	$—	$—	$117	$—
Net (gain) loss on divestitures	(1)	8	(5,938)	1,509
Net loss on disposals of fixed assets	—	15	50	59
Total	$(1)	$23	$(5,771)	$1,568
During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries for an aggregate gain of $5.9 million. We also recognized an impairment of $0.1 million on land held for sale during the six months ended June 30, 2025.
During the six months ended June 30, 2024, we sold six funeral homes and one cemetery for a loss of $1.5 million.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Senior Notes	$4,429	$4,422	$8,857	$8,842
Credit Facility	2,190	3,662	4,777	7,715
Finance leases	315	122	503	247
Acquisition debt	93	103	187	207
Other	7	15	8	25
Total	$7,034	$8,324	$14,332	$17,036
Net (gain) loss on property damage, net of insurance claims. During the six months ended June 30, 2024, we recorded a $0.4 million gain, net of insurance proceeds, for damages from Hurricane Ian, which occurred during the third quarter of 2022.
Other, net. During the six months ended June 30, 2025, we recorded a $2.0 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the six months ended June 30, 2024.
Income taxes. Income tax expense totaled $5.1 million for the three months ended June 30, 2025, an increase of $0.9 million compared to the three months ended June 30, 2024. Our operating tax rate before discrete items was 31.2% and 33.6% for the six months ended June 30, 2025 and 2024, respectively.
Income taxes. Income tax expense totaled $10.4 million for the six months ended June 30, 2025, an increase of $2.5 million compared to the six months ended June 30, 2024. Our operating tax rate before discrete items was 31.2% and 33.2% for the six months ended June 30, 2025 and 2024, respectively.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our Condensed Consolidated Financial Statements. Our critical accounting policies are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data” in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2024.
We have identified Goodwill as an accounting policy that requires significant judgments, assumptions and estimates and has a significant impact on our financial condition and results of operations. This policy is considered critical because it may result in fluctuations in our reported results from period to period due to the significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2024 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2024.
Item 4.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at June 30, 2025 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of June 30, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of June 30, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Item 1A.Risk Factors.
In light of recent developments regarding U.S. foreign trade policies, we are supplementing the risk factors set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, with the updated risk factor set out below. Readers should carefully consider the updated risk factor below and the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

April 1, 2025 - April 30, 2025	—	$—	—	$48,898,769
May 1, 2025 - May 31, 2025	—	$—	—	$48,898,769
June 1, 2025 - June 30, 2025	—	$—	—	$48,898,769
Total for quarter ended June 30, 2025	—		—

Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2025, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K.
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

CARRIAGE SERVICES, INC.
Date:	August 7, 2025	/s/ John Enwright
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