Form 10-Q
period 2025-09-30
CARRIAGE SERVICES INC
filed 2025-11-06
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of October 30, 2025 was 15,745,193.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,248	$1,165
Accounts receivable, net	37,515	30,193
Inventories	7,556	7,920
Prepaid and other current assets	4,396	4,123
Current assets held for sale	98	1,135
Total current assets	50,813	44,536
Preneed cemetery trust investments	102,011	98,120
Preneed funeral trust investments	121,849	106,219
Preneed cemetery receivables, net	63,312	50,958
Receivables from preneed funeral trusts, net	16,403	22,372
Property, plant, and equipment, net	284,480	273,004
Cemetery property, net	116,555	109,576
Goodwill	433,484	414,859
Intangible and other non-current assets, net	42,687	40,427
Operating lease right-of-use assets	12,946	14,953
Cemetery perpetual care trust investments	93,154	85,103
Non-current assets held for sale	5,056	19,453
Total assets	$1,342,750	$1,279,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,181	$3,914
Accounts payable	17,247	15,427
Accrued and other liabilities	35,962	38,460
Current liabilities held for sale	144	240
Total current liabilities	57,534	58,041
Acquisition debt, net of current portion	6,069	4,895
Long-term liabilities held for sale	4,725	13,842
Credit facility	133,546	135,382
Senior notes	397,136	396,597
Obligations under finance leases, net of current portion	9,046	6,045
Obligations under operating leases, net of current portion	11,941	14,035
Deferred preneed cemetery revenue	75,821	61,767
Deferred preneed funeral revenue	38,566	39,261
Deferred tax liability	54,251	51,429
Other long-term liabilities	1,482	1,179
Deferred preneed cemetery receipts held in trust	102,011	98,120
Deferred preneed funeral receipts held in trust	117,155	106,219
Care trusts’ corpus	91,383	84,218
Total liabilities	1,100,666	1,071,030
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 27,373,011 and 26,881,355 shares issued, respectively and 15,745,193 and 15,253,537 shares outstanding, respectively	274	269
Additional paid-in capital	238,119	243,825
Retained earnings	282,444	243,209
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	242,084	208,550
Total liabilities and stockholders’ equity	$1,342,750	$1,279,580
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Service revenue	$44,204	$44,916	$143,724	$139,048
Property and merchandise revenue	48,633	47,419	140,732	142,511
Other revenue	9,905	8,352	27,502	24,939
	102,742	100,687	311,958	306,498
Field costs and expenses:
Cost of service	22,851	22,739	71,215	68,119
Cost of merchandise	31,919	31,492	96,684	95,423
Cemetery property amortization	2,755	1,957	6,824	6,273
Field depreciation expense	3,226	3,411	9,836	10,283
Regional and unallocated funeral and cemetery costs	4,095	4,085	12,590	12,172
Other expenses	1,653	1,513	4,789	4,483
	66,499	65,197	201,938	196,753
Gross profit	36,243	35,490	110,020	109,745
Corporate costs and expenses:
General, administrative, and other	12,177	12,206	36,163	47,047
Net loss on divestitures and impairment charges	6,559	387	788	1,955
Operating income	17,507	22,897	73,069	60,743

Interest expense	6,946	8,035	21,278	25,071
Net gain on property damage, net of insurance claims	—	—	—	(417)
Other, net	852	13	(1,029)	59
Income before income taxes	9,709	14,849	52,820	36,030
Expense for income taxes	3,431	4,930	16,882	11,962
(Benefit) expense related to discrete income tax items	(292)	53	(3,297)	970
Total expense for income taxes	3,139	4,983	13,585	12,932
Net income	$6,570	$9,866	$39,235	$23,098

Basic earnings per common share:	$0.42	$0.65	$2.51	$1.52
Diluted earnings per common share:	$0.41	$0.63	$2.47	$1.48

Dividends declared per common share:	$0.1125	$0.1125	$0.3375	$0.3375
Weighted average number of common and common equivalent shares outstanding:
Basic	15,490	15,011	15,398	14,951
Diluted	15,732	15,491	15,601	15,400
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$39,235	$23,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,077	17,274
Provision for credit losses	2,753	2,303
Stock-based compensation expense	5,857	4,521
Deferred income tax (benefit) expense	3,308	(1,838)
Amortization of intangibles	926	1,012
Amortization of debt issuance costs	384	495
Amortization and accretion of debt	420	402
Net loss on divestitures and impairment charges	788	1,955
Net gain on property damage, net of insurance claims	—	(417)
Net gain on sale of excess real property	(1,047)	—
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(18,405)	(20,880)
Inventories, prepaid, and other current assets	203	1,543
Intangible and other non-current assets	(2,100)	(3,624)
Preneed funeral and cemetery trust investments	(16,796)	(6,367)
Accounts payable	(3,477)	3,189
Accrued and other liabilities	(1,493)	5,909
Deferred preneed funeral and cemetery revenue	623	7,546
Deferred preneed funeral and cemetery receipts held in trust	17,312	6,595
Net cash provided by operating activities	46,568	42,716
Cash flows from investing activities:
Acquisitions of businesses and real property	(56,499)	—
Proceeds from divestitures and sale of other assets	37,310	12,015
Proceeds from insurance claims	—	403
Capital expenditures	(12,715)	(11,710)
Net cash (used in) provided by investing activities	(31,904)	708
Cash flows from financing activities:
Borrowings from the credit facility	113,800	32,100
Payments against the credit facility	(115,900)	(71,200)
Payment of debt issuance costs for the credit facility	—	(782)
Payments on acquisition debt and obligations under finance leases	(427)	(464)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,476	2,181
Taxes paid on restricted stock, performance award vestings, and exercise of stock options	(8,276)	(424)
Dividends paid on common stock	(5,254)	(5,098)
Net cash used in financing activities	(14,581)	(43,687)
Net increase (decrease) in cash and cash equivalents	83	(263)
Cash and cash equivalents at beginning of period	1,165	1,523
Cash and cash equivalents at end of period	$1,248	$1,260

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$15,840	$19,729
Cash paid for taxes	10,820	13,434
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended September 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - June 30, 2025	15,701	$273	$238,026	$275,874	$(278,753)	$235,420
Net income	—	—	—	6,570	—	6,570
Issuance of common stock from employee stock purchase plan	7	—	229	—	—	229
Issuance of common stock to directors and board advisor	2	—	63	—	—	63
Exercise of stock options	53	1	263	—	—	264
Restricted common stock, performance awards and stock options surrendered for taxes paid	(18)	—	(645)	—	—	(645)
Stock-based compensation expense	—	—	1,949	—	—	1,949
Dividends on common stock ($0.1125 per share)	—	—	(1,766)	—	—	(1,766)
Balance - September 30, 2025	15,745	$274	$238,119	$282,444	$(278,753)	$242,084

	Three months ended September 30, 2024
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - June 30, 2024	15,236	$269	$242,883	$223,488	$(278,753)	$187,887
Net income	—	—	—	9,866	—	9,866
Issuance of common stock from employee stock purchase plan	11	—	239	—	—	239
Issuance of common stock to directors and board advisor	4	—	136	—	—	136
Exercise of stock options	1	—	—	—	—	—
Restricted common stock and stock options surrendered for taxes paid	(29)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	1,714	—	—	1,714
Dividends on common stock ($0.1125 per share)	—	—	(1,708)	—	—	(1,708)
Balance - September 30, 2024	15,223	$269	$243,259	$233,354	$(278,753)	$198,129

	Nine months ended September 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2024	15,254	$269	$243,825	$243,209	$(278,753)	$208,550
Net income	—	—	—	39,235	—	39,235
Issuance of common stock from employee stock purchase plan	27	—	891	—	—	891
Issuance of common stock to directors and board advisor	5	—	203	—	—	203
Issuance of common stock	271	3	(3)	—	—	—
Issuance of restricted common stock	115	1	(1)	—	—	—
Exercise of stock options	132	1	584	—	—	585
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(71)	—	(8,276)	—	—	(8,276)
Stock-based compensation expense	—	—	5,654	—	—	5,654
Dividends on common stock ($0.3375 per share)	—	—	(5,254)	—	—	(5,254)
Other	12	—	496	—	—	496
Balance - September 30, 2025	15,745	$274	$238,119	$282,444	$(278,753)	$242,084

	Nine months ended September 30, 2024
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
Net income	—	—	—	23,098	—	23,098
Issuance of common stock from employee stock purchase plan	42	—	910	—	—	910
Issuance of common stock to directors and board advisor	14	—	400	—	—	400
Issuance of restricted common stock	157	2	(2)	—	—	—
Exercise of stock options	51	1	1,271	—	—	1,272
Restricted common stock and stock options surrendered for taxes paid	(72)	—	(424)	—	—	(424)
Stock-based compensation expense	—	—	4,121	—	—	4,121
Dividends on common stock ($0.3375 per share)	—	—	(5,098)	—	—	(5,098)
Other	31	—	790	—	—	790
Balance - September 30, 2024	15,223	$269	$243,259	$233,354	$(278,753)	$198,129
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States. Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At September 30, 2025, we operated 159 funeral homes in 24 states and 28 cemeteries in 9 states.
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
Held for Sale
At September 30, 2025, the assets and liabilities of non-core funeral home and cemetery businesses expected to be sold within the next twelve months, which have met the criteria for such classification, have been classified as held for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The table below presents the carrying amounts of the assets and liabilities included as part of the expected sale (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net	$81	$833
Inventories	17	302
Current assets held for sale	$98	$1,135

Preneed cemetery trust investments	$—	$4,876
Preneed funeral trust investments	—	2,197
Preneed cemetery receivables, net	—	1,671
Receivables from funeral preneed trusts, net	4,695	—
Property, plant, and equipment, net	322	4,898
Cemetery property, net	—	3,362
Intangible and other non-current assets, net	—	215
Operating lease right-of-use assets	39	—
Cemetery perpetual care trust investments	—	2,234
Non-current assets held for sale	$5,056	$19,453

Current portion of operating lease obligations	$9	$—
Accounts payable	51	94
Accrued and other liabilities	84	146
Current liabilities held for sale	$144	$240

Obligations under operating leases, net of current portion	$30	$—
Deferred preneed cemetery revenue	—	3,517
Deferred preneed funeral revenue	4,695	1,018
Deferred preneed cemetery receipts held in trust	—	4,876
Deferred preneed funeral receipts held in trust	—	2,197
Care trusts’ corpus	—	2,234
Long-term liabilities held for sale	$4,725	$13,842
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
We performed our most recent annual goodwill impairment test as of August 31, 2025. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted qualitative assessments in 2023 and 2024; however, we performed a quantitative assessment in 2025. No goodwill impairment was recorded as a result of our assessments. In addition to our annual test, we assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value of a reporting unit may be greater than fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant negative industry or economic trends and significant adverse changes in the business climate, which may be indicated by a decline in our market capitalization or decline in operating results.
Our quantitative goodwill impairment test involves estimates and management judgment. In the quantitative analysis, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of that reporting unit is not considered impaired. We determine fair value for each reporting unit using an income approach, weighted 80%, and two market approaches, weighted 10% each. Our methodology for determining an income-based fair value is based on discounting projected future cash flows. The projected future cash flows include assumptions concerning future operating performance and economic conditions that may differ from actual future cash flows discounted at our weighted average cost of capital based on market participant assumptions. Our first methodology for determining a market approach fair value utilizes the guideline public company method, in which we rely on market multiples

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
of comparable companies operating in the same industry as the individual reporting units. Our second market approach methodology utilizes the guideline transaction method, in which transaction multiples are derived from acquisitions of controlling interests in companies engaged in the same or similar lines of business as the reporting units. In accordance with the guidance, if the fair value of the reporting unit is less than its carrying amount an impairment charge is recorded in an amount equal to the difference.
When we divest a portion of a reporting unit that constitutes a business in accordance with United States generally accepted accounting principles (“GAAP”), we allocate goodwill associated with that business to be included in the gain or loss on divestiture. The goodwill allocated is based on the relative fair value of the business being divested and the portion of the reporting unit that will be retained. Additionally, after each divestiture, we will test the goodwill remaining in the portion of the reporting unit to be retained for impairment using a qualitative assessment unless we deem a quantitative assessment to be appropriate to ensure the fair value of our reporting units is greater than their carrying value.
For the nine months ended September 30, 2025 and 2024, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
See Note 4 to the Condensed Consolidated Financial Statements included herein for additional information related to our goodwill.
Intangible Assets
Our intangible assets include tradenames resulting from acquisitions and are included in Intangible and other non-current assets, net on our Condensed Consolidated Balance Sheets. Our tradenames are considered to have an indefinite life and are not subject to amortization. As such, we test our intangible assets for impairment on an annual basis as of August 31st each year. Under current guidance, we are permitted to first assess qualitative factors to determine whether it is more-likely-than-not that the fair value of the tradename is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test.
We performed our most recent annual intangible assets impairment test as of August 31, 2025. We intend to perform a quantitative impairment test at least once every three years and perform a qualitative assessment during the remaining two years. We conducted qualitative assessments in 2023 and 2024; however, we performed a quantitative assessment in 2025. In addition to our intangible assets annual test, we assess the impairment of intangible assets whenever certain events or changes in circumstances indicate that the carrying value of the intangible asset may be greater than the fair value. Factors that could trigger an interim impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant negative industry or economic trends.
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
Our 2025 quantitative assessment did not indicate any impairment to intangible assets as a result of our testing. As a result of our 2024 qualitative assessment, we determined that there were factors that would indicate the need to perform additional quantitative impairment tests for certain funeral home businesses. As a result of these additional quantitative impairment tests, we recorded an impairment to the tradenames for certain funeral home businesses of $0.6 million, during the nine months ended September 30, 2024, as the carrying amount of these tradenames exceeded their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Property, Plant, and Equipment
Property, plant, and equipment is comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$92,739	$86,609
Buildings and improvements	266,089	265,231
Furniture, equipment and vehicles	69,244	72,052
Property, plant, and equipment, at cost	428,072	423,892
Less: accumulated depreciation	(143,270)	(145,990)
Property, plant, and equipment, net	$284,802	$277,902
Less: Held for sale	(322)	(4,898)
Property, plant, and equipment, net	$284,480	$273,004
During the nine months ended September 30, 2025, we acquired $23.3 million of property, plant and equipment related to our business combinations, described in Note 3 to the Consolidated Financial Statements. We sold nine funeral homes and four cemeteries that had a carrying value of property, plant, and equipment of $10.7 million, and we sold real property for $4.1 million, with a carrying value of $2.6 million, resulting in a $1.1 million gain on the sale. The impacts of these transactions are recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operation and more fully described in Note 5 to the Condensed Consolidated Financial Statements. We also recognized an impairment of $1.6 million for the three months ended September 30, 2025 on assets classified as held for sale.
During the nine months ended September 30, 2024, we sold six funeral homes and one cemetery that had a carrying value of property, plant, and equipment of $3.1 million, which was included in the loss on sale and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations. Additionally, we sold real property for $1.1 million, with a carrying value of $0.8 million and we recognized an impairment related to property, plant and equipment for assets held for sale of $40 thousand, which was recorded in Net loss on divestitures and impairment charges on our Consolidated Statement of Operations.
Our growth and maintenance capital expenditures totaled $2.2 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, and $5.2 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, we recorded depreciation expense of $3.2 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $10.0 million and $10.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Cemetery Property
When we acquire a cemetery, we utilize an internal and external approach to determine the fair value of the cemetery property. From an external perspective, we obtain an accredited appraisal to provide reasonable assurance for property existence, property availability (unrestricted) for development, property lines, available spaces to sell, identifiable obstacles or easements and general valuation inclusive of known variables in that market. From an internal perspective, we conduct a detailed analysis of the acquired cemetery property using other cemeteries in our portfolio as a benchmark. This provides the added benefit of relevant data that is not available to third party appraisers. Through this thorough internal process, we are able to identify viable costs of property based on historical experience, particular markets and demographics, reasonable margins, practical retail prices, and park infrastructure and condition.
Cemetery property was $116.6 million and $112.9 million, net of accumulated amortization of $76.3 million and $72.6 million at September 30, 2025 and December 31, 2024, respectively. When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue. Our growth capital expenditures for cemetery property development totaled $4.5 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and $7.5 million and $5.3 million for the nine months ended September 30, 2025 and 2024, respectively. We recorded amortization expense for cemetery interment rights of $2.8 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $6.8 million and $6.3 million for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, we sold four cemeteries that had a carrying value of cemetery property of $3.4 million, which was included in the gain on sale and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations, more fully described in Note 5 to the Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the nine months ended September 30, 2024, we sold one cemetery that had a carrying value of cemetery property of $0.8 million, which was included in the loss on sale and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations.
Income Taxes
Income tax expense was $3.1 million and $5.0 million for the three months ended September 30, 2025 and 2024, respectively, and $13.6 million and $12.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our operating tax rate before discrete items was 35.3% and 33.2% for the three months ended September 30, 2025 and 2024, respectively, and 32.0% and 33.2% for the nine months ended September 30, 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA made several key provisions of the Tax Cuts and Jobs Act of 2017 permanent, including 100% bonus depreciation, the immediate expensing of domestic research costs, and the introduction of a favorable modification to the business interest expense limitation. Together, these changes accelerate the timing of certain tax deductions in the current period that allow for reductions in cash taxes. The Company has completed its assessment of the legislation’s impact and determined that it did not have a material effect on the Company's annualized effective tax rate.
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
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. Under the new guidance, costs associated with software developed for internal use will now be capitalized when management authorizes a project and when it is probable the project will be completed and used to perform the function intended, rather than when a project reaches the application development stage under existing guidance. The guidance is effective beginning January 1, 2028, with early adoption permitted, and can be applied prospectively, retrospectively, or on a modified retrospective basis. We have not determined the transition method, timing for adoption, or estimated the effect on our condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. BUSINESS COMBINATIONS
On September 9, 2025, we acquired a business consisting of six funeral homes, one cemetery, and one cremation focused business in the Orlando, FL area for approximately $49.0 million. The purchase price consisted of $47.0 million in cash at closing and $2.0 million of deferred purchase price payments. The net present value of such future deferred purchase price payments was $1.3 million. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
On September 17, 2025, we acquired a business consisting of two funeral homes in the Pensacola, FL area for $9.5 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
The primary reasons for the acquisitions that contributed to the recognition of goodwill include enhancement of our footprint in strategic markets and the addition of deferred revenue that will enhance our long-term stability.
The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired businesses are reflected in our Consolidated Statements of Operations from the date of acquisition.
The following table summarizes the breakdown of the preliminary purchase price allocation for the businesses described above (in thousands):

Preliminary Purchase Price Allocation
Current assets	$3,329
Preneed trust assets	4,068
Property, plant, and equipment	23,315
Cemetery property	2,733
Goodwill	37,233
Intangible and other non-current assets	3,708
Assumed liabilities	(1,293)
Preneed trust liabilities	(4,068)
Deferred revenue	(12,526)
Purchase price	$56,499
The purchase accounting is preliminary as we have not finalized our assessment of the fair value because there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and the final determination of fair value. We are also currently reviewing the allocation of goodwill between segments.
We did not acquire any businesses during the nine months ended September 30, 2024.
4. GOODWILL
Many of the former owners and staff of our acquired funeral home and cemetery businesses have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of acquired funeral home and cemetery businesses is recorded as goodwill.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

	September 30, 2025	December 31, 2024
Goodwill at the beginning of the period	$414,859	$423,643
Increase in goodwill related to acquisitions	37,233	—
Decrease in goodwill related to divestitures	(18,608)	(8,784)
Goodwill at the end of the period	$433,484	$414,859
During the nine months ended September 30, 2025, we allocated $18.6 million of goodwill to the sale of nine funeral homes and four cemeteries which was recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations, of which $16.9 million was allocated to our funeral home segment and $1.7 million was allocated to our cemetery segment.
During the nine months ended September 30, 2024, we allocated $8.8 million of goodwill to the sale of six funeral homes and one cemetery which was recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations, of which $7.8 million was allocated to our funeral homes segment and $1.0 million was allocated to our cemetery segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. DIVESTED OPERATIONS
During the three months ended September 30, 2025, we sold seven funeral homes and one cemetery for an aggregate of $18.0 million. During the nine months ended September 30, 2025, we sold nine funeral homes and four cemeteries for an aggregate of $33.8 million and merged one funeral home with another business we own in an existing market.
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
The operating results of these divested funeral homes and cemeteries are reflected on our Consolidated Statements of Operations as shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended, September 30,
	2025	2024	2025	2024
Revenue	$1,401	$25	$7,849	$1,383

Operating income	220	(154)	1,717	42
Gain (loss) on divestitures(1)	(6,854)	295	2,125	(1,214)
Income tax (expense) benefit	2,120	(47)	(1,228)	389
Net gain (loss) from divested operations, after tax	$(4,514)	$94	$2,614	$(783)

(1)	Net loss on divestitures is recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations.
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
Accounts receivable is comprised of the following (in thousands):

	September 30, 2025
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$6,695	$30,128	$—	$(81)	$36,742
Other receivables	834	2,058	1,367	—	4,259
Allowance for credit losses	(325)	(3,160)	—	—	(3,485)
Accounts receivable, net	$7,204	$29,026	$1,367	$(81)	$37,516

	December 31, 2024
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$7,085	$24,355	$—	$(833)	$30,607
Other receivables	557	345	—	—	902
Allowance for credit losses	(302)	(1,014)	—	—	(1,316)
Accounts receivable, net	$7,340	$23,686	$—	$(833)	$30,193
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the nine months ended September 30, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	Recoveries	September 30, 2025
Trade and financed receivables:
Funeral	$(302)	$(812)	$1,396	$(607)	$(325)
Cemetery	(1,014)	(764)	(1,382)	—	(3,160)
Total allowance for credit losses on trade and financed receivables	$(1,316)	$(1,576)	$14	$(607)	$(3,485)
Balances due on undelivered preneed funeral trust contracts have been reclassified to reduce Deferred preneed funeral revenue on our Consolidated Balance Sheets of $8.6 million and $10.2 million at September 30, 2025 and December 31, 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of ten years for preneed funeral contracts.
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	September 30, 2025	December 31, 2024
Interment rights	$95,497	$79,436
Merchandise and services	16,442	13,128
Unearned finance charges	5,099	4,983
Cemetery receivables	$117,038	$97,547
The components of our cemetery receivables are as follows (in thousands):

	September 30, 2025	December 31, 2024
Cemetery receivables	$117,038	$97,547
Less: unearned finance charges	(5,099)	(4,983)
Cemetery receivables, at amortized cost	$111,939	$92,564
Less: allowance for contract cancellation and credit losses	(5,526)	(3,018)
Less: balances due on undelivered cemetery preneed contracts	(16,133)	(13,576)
Less: amounts in accounts receivable	(26,968)	(23,341)
Preneed cemetery receivables, net including HFS	$63,312	$52,629
Less: Held for sale	—	(1,671)
Preneed cemetery receivables, net	$63,312	$50,958
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the nine months ended September 30, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	September 30, 2025
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,004)	$(1,177)	$815	$(2,366)
The amortized cost basis of our cemetery receivables by year of origination as of September 30, 2025 is as follows (in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Total cemetery receivables, at amortized cost	$48,511	$35,804	$15,566	$8,101	$2,830	$1,127	$111,939
The aging of past due cemetery receivables as of September 30, 2025 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,824	$1,501	$553	$5,334	$9,212	$86,594	$95,806
Deferred revenue	226	272	117	2,127	2,742	18,490	21,232
Total contracts	$2,050	$1,773	$670	$7,461	$11,954	$105,084	$117,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Balances due on undelivered preneed cemetery contracts have been reclassified to reduce Deferred preneed cemetery revenue on our Consolidated Balance Sheets. The transaction price allocated to preneed merchandise and service performance obligations that were unfulfilled were $16.1 million and $13.6 million at September 30, 2025 and December 31, 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
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
At September 30, 2025, the carrying value and fair value of our Credit Facility was $134.9 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At September 30, 2025, the carrying value of our acquisition debt was $6.7 million, which approximated its fair value. The fair value of our Senior Notes was $378.4 million at September 30, 2025, based on the last traded or broker quoted price.
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
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share (“NAV”) practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive, risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at September 30, 2025 because the investments include restrictions that do not allow for liquidation until 2027. As of September 30, 2025, we do not have an unfunded commitment for this investment.
Furthermore, we have six investments in real estate debt and structured credit (“alternative investments”), whose fair value has been estimated using NAV and therefore, has not been classified in the fair value hierarchy. The investment strategy for these alternative investments is to create capital growth, income generation, and risk-adjusted returns. Capital growth is achieved by identifying high-potential investments that are appreciated over time. Income generation may involve dividends, rental income, or interest from various investments. Risk-adjusted returns focus on balancing potential profits with acceptable levels of risk, often through diversification and careful asset allocation. The real estate debt is approximately 44% of the total alternative investment and can be liquidated with a 40-day notice period and cannot exceed 5% of the total fund’s value. The structured credit is approximately 56% of the total alternative investment and can be liquidated with a 15-day notice period with no restrictions. As of September 30, 2025, we had approximately $21.8 million in unfunded commitment for these investments.
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. See Notes 8 and 9 to our Condensed Consolidated Financial Statements for the fair value hierarchy levels of our trust investments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Preneed cemetery trust investments, at market value	$105,177	$106,143
Less: allowance for contract cancellation	(3,166)	(3,147)
Preneed cemetery trust investments	$102,011	$102,996
Less: Held for sale	—	(4,876)
Preneed cemetery trust investments	$102,011	$98,120
The cost and market values associated with preneed cemetery trust investments at September 30, 2025, are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,487	$—	$—	$15,487
Fixed income securities:
U.S. agency obligations	2	526	—	(25)	501
Foreign debt	2	—	—	—	—
Corporate debt	2	—	—	—	—
Preferred stock	2	—	—	—	—
Certificates of deposit	2	79	—	(4)	75
Common stock	1	11,842	727	(1,653)	10,916
Limited partnership fund		3,575	—	(162)	3,413
Mutual funds:
Equity	1	3,053	—	(59)	2,994
Fixed income	2	43,123	459	(10)	43,572
Alternative investments		27,854	313	(54)	28,113
Trust securities		$105,539	$1,499	$(1,967)	$105,071
Accrued investment income		$106			$106
Preneed cemetery trust investments					$105,177
Market value as a percentage of cost					99.6%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$75
Due in one to five years	332
Due in five to ten years	169
Thereafter	—
Total fixed income securities	$576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,215	$—	$—	$23,215
Fixed income securities:
U.S. agency obligations	2	664	1	(46)	$619
Foreign debt	2	8,575	1,431	(8)	9,998
Corporate debt	2	8,500	365	(256)	8,609
Preferred stock	2	2,833	479	(176)	3,136
Certificates of deposit	2	79	—	(5)	74
Common stock	1	29,325	4,322	(3,381)	30,266
Limited partnership fund		3,530	84	—	3,614
Mutual funds:
Equity	1	911	85	—	996
Fixed income	2	27,268	94	(2,376)	24,986
Trust securities		$104,900	$6,861	$(6,248)	$105,513
Accrued investment income		$630			$630
Preneed cemetery trust investments					$106,143
Market value as a percentage of cost					100.6%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at September 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S. agency obligations	$—	$—	$501	$(25)	$501	$(25)
Foreign debt	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Certificates of deposit	—	—	75	(4)	75	(4)
Total fixed income securities with an unrealized loss	$—	$—	$576	$(29)	$576	$(29)

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
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income	$626	$647	$2,043	$2,030
Realized gains	1,807	—	10,009	11,500
Realized losses	(656)	—	(7,753)	(8,511)
Unrealized gains (losses), net	(437)	2,151	(468)	(2,785)
Expenses and taxes	(557)	(365)	(1,366)	(1,704)
Net change in deferred preneed cemetery receipts held in trust	(783)	(2,433)	(2,465)	(530)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Purchases	$(19,372)	$—	$(61,050)	$(11,110)
Sales	19,955	—	67,957	21,737
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2025	December 31, 2024
Preneed funeral trust investments, at market value	$125,533	$111,721
Less: allowance for contract cancellation	(3,684)	(3,305)
Preneed funeral trust investments	$121,849	$108,416
Less: Held for sale	—	(2,197)
Preneed funeral trust investments	$121,849	$106,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at September 30, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$25,879	$—	$—	$25,879
Fixed income securities:
U.S agency obligations	2	305	—	(19)	286
Foreign debt	2	—	—	—	—
Corporate debt	2	192	4	—	196
Common stock	1	16,077	3,245	(1,775)	17,547
Limited partnership fund		3,270	—	(148)	3,122
Mutual funds:
Equity	1	7,454	1,366	(87)	8,733
Fixed income	2	42,400	393	(589)	42,204
Other investments	2	1,765	—	—	1,765
Alternative investments		25,475	286	(50)	25,711
Trust securities		$122,817	$5,294	$(2,668)	$125,443
Accrued investment income		$90			$90
Preneed cemetery trust investments					$125,533
Market value as a percentage of cost					102.1%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$50
Due in one to five years	333
Due in five to ten years	99
Thereafter	—
Total fixed income securities	$482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed funeral trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$33,735	$—	$—	$33,735
Fixed income securities:
U.S agency obligations	2	387	—	(30)	357
Foreign debt	2	8,193	1,373	(7)	9,559
Corporate debt	2	7,941	351	(134)	8,158
Preferred stock	2	2,577	460	(218)	2,819
Common stock	1	26,293	3,989	(2,876)	27,406
Limited partnership fund		3,392	80	—	3,472
Mutual funds:
Equity	1	763	41	—	804
Fixed income	2	24,952	83	(2,118)	22,917
Other investments	2	1,910	—	—	1,910
Trust securities		$110,143	$6,377	$(5,383)	$111,137
Accrued investment income		$584			$584
Preneed cemetery trust investments					$111,721
Market value as a percentage of cost					100.9%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at September 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

September 30, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$286	$(19)	$286	$(19)
Foreign debt	—	—	—	—	—	—
Corporate debt	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Total fixed income securities with an unrealized loss	$—	$—	$286	$(19)	$286	$(19)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income	$491	$486	1,485	1,597
Realized gains	1,652	—	9,100	10,626
Realized losses	(383)	—	(6,611)	(7,504)
Unrealized gains (losses), net	2,415	1,638	2,626	(2,337)
Expenses and taxes	(347)	(213)	(817)	(880)
Net change in deferred preneed funeral receipts held in trust	(3,827)	(1,911)	(5,782)	(1,502)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Purchases	$(16,839)	$—	(53,294)	(10,214)
Sales	18,013	—	60,470	19,726
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	September 30, 2025	December 31, 2024
Cemetery perpetual care trust investments, at market value	$93,154	$87,337
Obligations due to (due from) trust	(1,771)	(885)
Care trusts’ corpus, including HFS	$91,383	$86,452
Less: Held for sale	—	(2,234)
Care trusts' corpus	$91,383	$84,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2025 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,123	$—	$—	$8,123
Fixed income securities:
Foreign debt	2	—	—	—	—
Corporate debt	2	94	2	—	96
Preferred stock	2	—	—	—	—
Common stock	1	11,381	1,017	(1,494)	10,904
Limited partnership fund		3,155	—	(143)	3,012
Mutual funds:
Equity	1	4,088	263	(76)	4,275
Fixed income	2	41,518	428	(112)	41,834
Alternative investments		24,581	276	(48)	24,809
Trust securities		$92,940	$1,986	$(1,873)	$93,053
Accrued investment income		$101			$101
Preneed cemetery trust investments					$93,154
Market value as a percentage of cost					100.1%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$25
Due in one to five years	71
Due in five to ten years	—
Thereafter	—
Total fixed income securities	$96
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes our fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at September 30, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

September 30, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
Foreign debt	$—	$—	$—	$—	$—	$—
Corporate debt	—	—	—	—	—	—
Preferred stock	—	—	—	—	—	—
Total fixed income securities with an unrealized loss	$—	$—	$—	$—	$—	$—
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Realized gains	$298	$—	1,577	1,419
Realized losses	(533)	—	$(1,962)	$(1,089)
Unrealized gains (losses), net	325	1,676	112	(2,553)
Net change in care trusts’ corpus	(89)	(1,676)	274	2,223
	$—	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income	$2,549	$3,820	$7,456	$10,444
Realized losses	87	(1,087)	(1,172)	(2,212)
Total	$2,636	$2,733	$6,284	$8,232
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Purchases	$(17,798)	$—	$(56,694)	$(9,113)
Sales	18,109	—	$61,040	$19,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	September 30, 2025	December 31, 2024
Preneed funeral trust funds, at cost	$21,749	$23,063
Less: allowance for contract cancellation	(651)	(691)
Receivables from preneed funeral trusts, net including HFS	$21,098	$22,372
Less: Held for sale	(4,695)	—
Receivables from preneed funeral trusts, net	$16,403	$22,372
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at September 30, 2025 and December 31, 2024. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at September 30, 2025, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,912	$6,912
Fixed income investments	11,432	11,432
Mutual funds and common stocks	3,402	3,270
Annuities	4	4
Total	$21,749	$21,617
The composition of the preneed trust funds at December 31, 2024, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,826	$6,826
Fixed income investments	12,998	12,998
Mutual funds and common stocks	3,235	2,999
Annuities	4	4
Total	$23,063	$22,827
10. CREDIT FACILITY AND ACQUISITION DEBT
At September 30, 2025, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At September 30, 2025, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at September 30, 2025.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Credit Facility	$134,900	$137,000
Debt issuance costs, net of accumulated amortization of $3,212 and $2,947, respectively	(1,354)	(1,618)
Total Credit Facility	$133,546	$135,382

Acquisition debt	$6,671	$5,466
Less: current portion	(602)	(571)
Total acquisition debt, net of current portion	$6,069	$4,895
At September 30, 2025, we had outstanding borrowings under the Credit Facility of $134.9 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2025, and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2025, we had $112.9 million of availability under the Credit Facility.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Credit Facility interest expense	2,089	3,230	$6,690	$10,669
Credit Facility amortization of debt issuance costs	88	105	265	381
At September 30, 2025, our outstanding borrowings under our Credit Facility bore interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At September 30, 2025, the prime rate margin was equivalent to 1.125% and the SOFR term margin was 2.125%. The weighted average interest rate on our Credit Facility was 6.7% and 8.5% for the three months ended September 30, 2025 and 2024, respectively, and 6.8% and 8.7% for the nine months ended September 30, 2025 and 2024, respectively.
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 8.5%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Acquisition debt imputed interest expense	$93	$102	280	309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. SENIOR NOTES
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheets as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $2,268 and $1,848, respectively	(2,232)	(2,652)
Debt issuance costs, net of accumulated amortization of $645 and $526, respectively	(632)	(751)
Carrying value of the Senior Notes	$397,136	$396,597
At September 30, 2025, the fair value of the Senior Notes, which are Level 2 measurements, was $378.4 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Senior Notes interest expense	4,250	4,250	$12,750	$12,750
Senior Notes amortization of debt discount	142	135	420	402
Senior Notes amortization of debt issuance costs	40	38	119	114
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 44 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and nine months ended September 30, 2025 and 2024 were 4.42% and 4.30%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$6,570	$9,866	$39,235	$23,098
Less: Earnings allocated to unvested restricted stock	(96)	(127)	(591)	(304)
Income attributable to common stockholders	$6,474	$9,739	$38,644	$22,794

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,490	15,011	15,398	14,951
Effect of dilutive securities:
Stock options	242	64	203	33
Performance awards	—	416	—	416
Denominator for diluted earnings per common share – weighted average shares outstanding	15,732	15,491	15,601	15,400

Basic earnings per common share:	$0.42	$0.65	$2.51	$1.52
Diluted earnings per common share:	$0.41	$0.63	$2.47	$1.48
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Antidilutive stock options	222	1,070	224	1,192

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. SEGMENT REPORTING
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
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, operating income (loss), depreciation and amortization, interest expense, income (loss) before income taxes, income tax expense (benefit), capital expenditures and number of operating locations by segment as follows, (in thousands, except number of operating locations) for the three and nine months ended September 30, 2025 and 2024, respectively:

Three months ended September 30, 2025	Funeral	Cemetery	Corporate	Total
Revenue
Services	$39,238	$4,966	$—	$44,204
Merchandise	17,967	4,573	—	22,540
Cemetery property	—	26,093	—	26,093
Other revenue	5,573	4,332	—	9,905
Total revenue	62,778	39,964	—	102,742

Less:
Salaries, benefits, and commission expenses	16,849	10,426	—	27,275
Cost of merchandise	6,356	3,380	—	9,736
Allocated overhead costs(1)	3,301	1,340	—	4,641
Facilities and grounds expenses	2,868	1,983	—	4,851
General and administrative expenses(2)	2,518	977	—	3,495
Other segment expenses(3)	18,271	4,789	12,177	35,237
Operating income (loss)	$12,615	$17,069	$(12,177)	$17,507

Interest expense	$330	$7	$6,609	$6,946

Depreciation and amortization	$2,765	$3,216	$522	$6,503

Income (loss) before income taxes	$11,697	$17,733	$(19,721)	$9,709

Income tax expense (benefit)	$3,774	$5,020	$(5,655)	$3,139

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended September 30, 2024	Funeral	Cemetery	Corporate	Total
Revenue
Services	$39,892	$5,024	$—	$44,916
Merchandise	19,455	4,757	—	24,212
Cemetery property	—	23,207	—	23,207
Other revenue	4,355	3,997	—	8,352
Total revenue	63,702	36,985	—	100,687

Less:
Salaries, benefits, and commission expenses	17,275	9,286	—	26,561
Cost of merchandise	6,698	3,740	—	10,438
Allocated overhead costs(1)	3,290	1,263	—	4,553
Facilities and grounds expenses	2,816	2,106	—	4,922
General and administrative expenses(2)	2,453	834	—	3,287
Other segment expenses(4)	11,569	4,254	12,206	28,029
Operating income (loss)	$19,601	$15,502	$(12,206)	$22,897

Interest expense	$267	$17	$7,751	$8,035

Depreciation and amortization	$2,912	$2,456	$242	$5,610

Income (loss) before income taxes	$19,400	$15,639	$(20,190)	$14,849

Income tax expense (benefit)	$6,247	$5,142	$(6,406)	$4,983

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine months ended, September 30, 2025	Funeral	Cemetery	Corporate	Total
Revenue
Services	$128,495	$15,229	$—	$143,724
Merchandise	57,787	12,942	—	70,729
Cemetery property	—	70,003	—	70,003
Other revenue	16,362	11,140	—	27,502
Total revenue	202,644	109,314	—	311,958

Less:
Salaries, benefits, and commission expenses	51,837	30,878	—	82,715
Cost of merchandise	21,335	6,079	—	27,414
Allocated overhead costs(1)	9,914	4,039	—	13,953
Facilities and grounds expenses	8,506	4,748	—	13,254
General and administrative expenses(2)	8,242	2,828	—	11,070
Other segment expenses(3)	40,329	13,991	36,163	90,483
Operating income (loss)	$62,481	$46,751	$(36,163)	$73,069

Interest expense	$1,014	$13	$20,251	$21,278

Depreciation and amortization	$8,426	$8,234	$1,417	$18,077

Income (loss) before income taxes	$63,564	$48,811	$(59,555)	$52,820

Income tax expense (benefit)	$16,341	$12,550	$(15,306)	$13,585

Capital expenditures	$2,232	$8,574	$1,909	$12,715

Number of operating locations at year end	159	28	—	187

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine months ended September 30, 2024	Funeral	Cemetery	Corporate	Total
Revenue
Services	$124,288	$14,760	$—	$139,048
Merchandise	61,778	13,380	—	75,158
Cemetery property	—	67,353	—	67,353
Other revenue	13,062	11,877	—	24,939
Total revenue	199,128	107,370	—	306,498

Less:(1)
Salaries, benefits, and commission expenses	52,433	28,471	—	80,904
Cost of merchandise	21,239	6,097	—	27,336
Allocated overhead costs(1)	9,896	3,620	—	13,516
Facilities and grounds expenses	7,879	4,908	—	12,787
General and administrative expenses(2)	7,725	2,636	—	10,361
Other segment expenses(3)	36,513	17,291	47,047	100,851
Operating income (loss)	$63,443	$44,347	$(47,047)	$60,743

Interest expense	$714	$24	$24,333	$25,071

Depreciation and amortization	$8,787	$7,769	$718	$17,274

Income (loss) before income taxes	$63,301	$44,651	$(71,922)	$36,030

Income tax expense (benefit)	$22,722	$16,030	$(25,820)	$12,932

Capital expenditures	$4,221	$6,593	$896	$11,710

Number of operating locations at year end	162	31	—	193

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative and other expenses, net loss on divestitures and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures and impairment charges, and amortization and depreciation expenses.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 70% of our total revenue and Cemetery Operations, which currently accounts for approximately 30% of our total revenue. At September 30, 2025, we operated 159 funeral homes in 24 states and 28 cemeteries in 9 states.
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
COMPANY DEVELOPMENTS
Acquisitions
During the nine months ended September 30, 2025, we acquired eight funeral homes, one cemetery, and one cremation focused business in Florida for an aggregate price of $56.5 million. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
Divestitures
During the nine months ended September 30, 2025, we sold nine funeral homes and four cemeteries for an aggregate of $33.8 million resulting in a gain of $0.8 million. Additionally, we sold real property for $4.1 million resulting in a gain of $1.1 million.
Macroeconomic, Inflationary, and Borrowing Costs
During 2025, consumer spending on discretionary items reflected mixed trends. Based on recent economic indicators, aggregate consumer spending continues to reflect minimal to modest growth, with higher-income consumers appearing more resilient, while many middle and lower-income consumers exhibit more cautious behavior, which could result in an overall reduction in consumer spending and demand for products and services. This consumer caution appears to be influenced by factors like elevated inflation, heightened tariff and trade-policy uncertainty, and a more cautious macroeconomic environment. Additionally, beginning in April 2025, the U.S. government announced new and increased tariffs on countries and specific goods, subject to evolving exemptions and additional proposed revisions. Certain of these tariffs have been stayed or otherwise modified and, since April 2025, the U.S. has continued to announce new or revised tariffs, along with new trade agreements with certain trading partners. Those policies, along with retaliatory actions by some trading partners and ongoing negotiations around trade policy, have led to increased uncertainty regarding the ultimate effect of the tariffs on economic conditions, volatility, and unpredictability for global trade. Given these uncertainties and the potential of rising tariffs, we evaluated, and continue to evaluate, our current vendor agreements for our major vendors to ensure, to the extent possible, we adequately addressed any associated risks.
We also continue to monitor the impacts of inflationary costs to our business. While inflationary pressures appear to have moderated and stabilized, we are unable to forecast or predict with any certainty whether inflationary costs will remain stable and continue to moderate in future periods, as the ultimate scope and duration of these impacts could change as a result of the impact of increased tariffs and remain unknown at this time. More broadly, the U.S. economy continues to experience the impact of several years of higher rates of inflation, which has impacted a wide variety of industries and sectors, with consumers facing rising prices. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past.
Although such conditions have not materially impacted our business to date and we expect these trends to continue for the remainder of 2025 and into next year, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate any changes in consumer preferences or additional cost increases, if possible.

In addition, after giving effect to the Credit Facility Amendment, executed during the third quarter of 2024, we continue to experience lower variable interest rates and lower average debt outstanding under our Credit Facility, which resulted in lower borrowing costs in 2025 compared to the same period in the prior year.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, as needed, subject to its customary terms and conditions. For additional details related to our debt and lease obligations, including our Credit Facility, Acquisition Debt and Senior Notes, refer to Notes 10 and 11 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Cash Flows
We began 2025 with $1.2 million in cash and ended the quarter with $1.2 million in cash. At September 30, 2025, we had borrowings of $134.9 million outstanding on our Credit Facility compared to $137.0 million at December 31, 2024.

The following table sets forth the elements of cash flow (in thousands):

	Nine months ended September 30,
	2025	2024
Cash and cash equivalents at beginning of period	$1,165	$1,523

Net cash provided by operating activities	46,568	42,716

Acquisitions of businesses and real property	(56,499)	—
Proceeds from divestitures and sale of other assets	37,310	12,015
Proceeds from insurance claims	—	403
Capital expenditures	(12,715)	(11,710)
Net cash (used in) provided by investing activities	(31,904)	708

Net payments on our credit facility, acquisition debt, and finance lease obligations	(2,527)	(39,564)
Payment of debt issuance costs for the credit facility	—	(782)
Net payments on employee equity plans	(6,800)	1,757
Dividends paid on common stock	(5,254)	(5,098)
Net cash used in financing activities	(14,581)	(43,687)

Cash and cash equivalents at end of period	$1,248	$1,260
Operating Activities
For the nine months ended September 30, 2025, cash provided by operating activities was $46.6 million compared to $42.7 million for the nine months ended September 30, 2024.
Investing Activities
Our investing activities resulted in a net cash outflows of $31.9 million for the nine months ended September 30, 2025, compared to net cash inflows $0.7 million for the nine months ended September 30, 2024, a decrease of $32.6 million.
Acquisition and Divestiture Activity
During the nine months ended September 30, 2025, we acquired eight funeral home businesses, one cemetery and one cremation focused business for the aggregate purchase price of approximately $58.5 million. The purchase price for the businesses consisted of approximately (i) $56.5 million paid in cash at closing and (ii) $1.3 million, the net present value of future deferred payments totaling $2.0 million.
During the nine months ended September 30, 2025, we sold nine funeral homes and four cemeteries for an aggregate of $33.8 million. Additionally, we sold real property for $4.1 million.
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
Capital Expenditures
For the nine months ended September 30, 2025, our capital expenditures (comprised of growth and maintenance spend) totaled $12.7 million compared to $11.7 million for the year ended September 30, 2024, an increase of $1.0 million.

The following tables present our capital expenditures (in thousands):

	Nine months ended September 30,
	2025	2024
Growth	$8,440	$6,697
Maintenance	4,275	5,013
Total Capital Expenditures	$12,715	$11,710
Financing Activities
Our financing activities resulted in a net cash outflow of $14.6 million for the nine months ended September 30, 2025, compared to a net cash outflow of $43.7 million for the nine months ended September 30, 2024, a decrease of $29.1 million.
During the nine months ended September 30, 2025, we had net payments on our Credit Facility, acquisition debt, and finance leases of $2.5 million, net payments on our employee equity plans of $6.8 million, and paid dividends of $5.3 million.
During the nine months ended September 30, 2024, we had net payments on our Credit Facility, acquisition debt, and finance leases of $39.6 million and paid dividends of $5.1 million.
FINANCIAL HIGHLIGHTS
Below are our consolidated financial highlights (in thousands except for volumes and averages):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenue	$102,742	$100,687	$311,958	$306,498
Funeral contracts	10,124	10,713	32,885	33,483
Average revenue per funeral contract excluding preneed interest	$5,651	$5,540	$5,665	$5,557
Preneed interment rights (property) sold	3,569	3,511	10,821	11,127
Average price per preneed interment right sold	$6,257	$5,360	$5,863	$5,408
Gross profit	$36,243	$35,490	$110,020	$109,745
Net income	$6,570	$9,866	$39,235	$23,098
Revenue for the three months ended September 30, 2025 increased $2.1 million compared to the three months ended September 30, 2024. We experienced a 5.5% decrease in funeral contract volume; partially offset by a 2.0% increase in the average revenue per funeral contract excluding preneed interest. Additionally, we experienced a 1.7% increase in the number of preneed interment rights (property) sold and a 16.7% increase in the average price per interment right sold.
Gross profit for the three months ended September 30, 2025 increased $0.8 million compared to the three months ended September 30, 2024, primarily due to the growth in revenue described above.
Net income for the three months ended September 30, 2025 decreased $3.3 million compared to the three months ended September 30, 2024. We experienced a $6.2 million increase in net loss on divestitures and impairment charges; partially offset by a $1.8 million decrease in income tax expense, a $1.1 million decrease in interest expense, and a $0.8 million increase in gross profit contribution from our businesses.
Revenue for the nine months ended September 30, 2025 increased $5.5 million compared to the nine months ended September 30, 2024. We experienced a 1.8% decrease in funeral contract volume which was partially offset by a 1.9% increase in the average revenue per funeral contract. Additionally, we experienced a 2.8% decrease in the number of preneed interment rights (property) sold partially offset by an 8.4% increase in the average price per interment right sold.
Gross profit for the nine months ended September 30, 2025 increased $0.3 million compared to the nine months ended September 30, 2024, primarily due to the growth in revenue described above.
Net income for the nine months ended September 30, 2025 increased $16.1 million compared to the nine months ended September 30, 2024. We experienced a $10.9 million decrease in general, administrative, and other expenses, as the prior year included one-time costs related to executive severance payments and our agreement to pay our financial advisor in connection with the Company's previously concluded review of strategic alternatives, a $1.2 million decrease in the loss on divestitures and impairment charges, a $3.8 million decrease in interest expense, and a $0.3 million increase in gross profit contributions from our businesses; partially offset by a $0.7 million increase in income tax expense and a $0.4 million decrease in net gain on property damage, net of insurance claims.

Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended September 30, 2025, dated November 5, 2025, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Gross profit	$36,243	$35,490	$110,020	$109,745

Cemetery property amortization	2,755	1,957	6,824	6,273
Field depreciation expense	3,226	3,411	9,836	10,283
Regional and unallocated funeral and cemetery costs	4,095	4,085	12,590	12,172
Adjusted operating profit(1)	$46,319	$44,943	$139,270	$138,473

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense, and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Funeral Home	24,908	25,097	$84,337	$81,966
Cemetery	21,411	19,846	54,933	56,507
Adjusted operating profit	46,319	44,943	$139,270	$138,473

Adjusted operating profit margin(1)	45.1%	44.6%	44.6%	45.2%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024.
The term “operating” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the funeral home segment refers to nine funeral homes we sold during the nine months ended September 30, 2025, and six funeral homes we sold and three funeral homes we merged with other businesses we owned in existing markets during the nine months ended September 30, 2024.
The term “divested” when discussed in the cemetery segment refers to four cemeteries we sold during the nine months ended September 30, 2025, and one cemetery we sold during the nine months ended September 30, 2024.

The term “ancillary” in the funeral home segment represents our flower shop, monument business, pet cremation business, and online cremation businesses.
Cemetery property amortization, field depreciation expense and regional and unallocated funeral and cemetery costs, are not included in adjusted operating profit, a non-GAAP financial measure. Adding back these items will result in gross profit, a GAAP financial measure.
Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended September 30,
	2025	2024
Revenue:
Operating	$55,853	$56,606
Divested	1,352	2,741
Ancillary	860	1,046
Other	4,713	3,309
Total	$62,778	$63,702

Adjusted operating profit
Operating	$20,558	$21,590
Divested	254	634
Ancillary	174	156
Other	3,922	2,717
Total	$24,908	$25,097

The following measures reflect significant metrics from continuing operations over the comparative period:

Contract volume	9,779	9,986
Average revenue per contract, excluding preneed funeral trust earnings	$5,712	$5,669
Average revenue per contract, including preneed funeral trust earnings	$5,888	$5,825
Cremation rate	61.0%	60.4%
Funeral home operating revenue decreased $0.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decline in operating revenue is primarily driven by a 2.1% decrease in contract volume; partially offset by a 0.8% increase in the average revenue per contract excluding preneed interest.
Funeral home adjusted operating profit for the three months ended September 30, 2025 decreased $1.0 million when compared to the same period in 2024, primarily due to the decrease in operating expense. The comparable operating profit margin decreased 130 basis points to 36.8%. Operating expenses as a percentage of revenue increased 1.3%, with the largest increases being in salaries and benefits expenses, facilities and grounds expenses, promotional expenses, and general and administrative expense.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business and online cremation businesses, decreased $0.2 million, while ancillary adjusted operating profit increased $18.0 thousand for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in ancillary revenue is primarily due to a decline in our online cremation business.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $1.4 million and $1.2 million, respectively, for the three months ended September 30, 2025, compared to the same period in 2024. This change is primarily due to growth of $1.0 million in general agency commission income for the third quarter of 2025 compared to the same period in 2024, which is a result of our continued focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Nine months ended September 30,
	2025	2024
Revenue:
Operating	$179,962	$176,650
Divested	6,320	9,416
Ancillary	2,794	3,375
Other	13,568	9,687
Total	$202,644	$199,128

Adjusted operating profit
Operating	$71,021	$70,953
Divested	1,494	2,199
Ancillary	394	522
Other	11,428	8,292
Total	$84,337	$81,966

The following measures reflect significant metrics from continuing operations over the comparative period:

Contract volume	31,264	31,039
Average revenue per contract, excluding preneed funeral trust earnings	$5,756	$5,691
Average revenue per contract, including preneed funeral trust earnings	$5,922	$5,862
Cremation rate	60.7%	59.5%
Funeral home operating revenue increased $3.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in operating revenue was primarily driven by a 1.1% increase in the average revenue per contract excluding preneed interest while contract volume remained up. The increase in revenue is driven by our success in implementing our enhanced pricing strategy through 2025, which contributed to the increase in average revenue per funeral contract.
Funeral home adjusted operating profit for the nine months ended September 30, 2025 increased $0.1 million when compared to the same period in 2024, reflecting our ongoing focus on cost efficiency and operational improvements. The comparable adjusted operating profit margin decreased 70 basis points to 39.5%, driven by a 0.7% increase in operating expenses as a percentage of revenue. Key expense increases include facilities and grounds expense, other funeral costs, general and administrative expenses, and investment expense. These increases were partially offset by a decrease in salaries and benefits and transportation expenses.
Ancillary revenue, which represents revenue from our flower shop, monument business, pet cremation business, and online cremation businesses decreased $0.6 million, while ancillary adjusted operating profit decreased $0.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in ancillary revenue is primarily due to a decline in our online cremation business.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $3.9 million and $3.1 million, respectively, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These increases are primarily due to the increase in our general agency commission income earned on the sale of preneed insurance policies as we continue to focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023.

Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended September 30,
	2025	2024
Revenue:
Operating	$35,586	$31,604
Divested	46	1,384
Other	4,332	3,997
Total	$39,964	$36,985

Adjusted operating profit
Operating	$17,242	$15,490
Divested	13	390
Other	4,156	3,966
Total	$21,411	$19,846

The following measures reflect the significant metrics from continuing operations over this comparative period:

Preneed revenue as a percentage of operating revenue	73.1%	71.7%
Preneed revenue (in thousands)	$26,018	$22,662
Atneed revenue (in thousands)	$9,568	$8,942
Number of preneed interment rights sold	3,567	3,410
Average price per interment right sold	$6,261	$5,439
Cemetery operating revenue increased $4.0 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as we experienced a 15.1% increase in the average price per interment right sold and a 4.6% increase in the number of preneed interment rights (property) sold. Cemetery atneed revenue, which represents approximately 26.9% of our total operating revenue, increased $0.6 million for the three months ended September 30, 2025, compared to the same period in 2024, as we experienced a 7% increase in sales to atneed customers primarily driven by an increase in average revenue per contract.
Cemetery adjusted operating profit increased $1.8 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to an increase in property sales and deliveries of merchandise and service items both to preneed and atneed customers while keeping costs relatively steady. The comparable operating profit margin decreased 50 basis points to 48.5%.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, increased $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a refund received from overpayment of 2024 perpetual care taxes.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Nine months ended September 30,
	2025	2024
Revenue:
Operating	$96,790	$91,481
Divested	1,384	4,012
Other	11,140	11,877
Total	$109,314	$107,370

Adjusted operating profit
Operating	$43,608	$43,777
Divested	434	1,088
Other	10,891	11,642
Total	$54,933	$56,507

The following measures reflect the significant metrics from continuing operations over this comparative period:

Preneed revenue as a percentage of operating revenue	70.7%	70.4%
Preneed revenue (in thousands)	$68,385	$64,387
Atneed revenue (in thousands)	$28,405	$27,094
Number of preneed interment rights sold	10,655	10,665
Average price per interment right sold	$5,904	$5,524
Cemetery operating revenue increased $5.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily as a result of a 6.9% increase in the average price per preneed interment right sold; offset by a 0.1% decrease in the number of preneed interment rights sold. Cemetery atneed revenue, which represents approximately 29% of our total operating revenue, increased $1.3 million for the nine months ended September 30, 2025, compared to the same period of the prior year, primarily due to an 11.6% increase in atneed property sold driven by an increase in average revenue per contract.
Cemetery adjusted operating profit decreased $0.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in operating expenses as a percentage of revenue. The comparable operating profit margin decreased 280 basis points to 45.1%. Operating expenses as a percentage of operating revenue increased 2.8%, driven by increases in key expenses such as promotional expenses, salaries and benefits, and allowance for credit losses.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, decreased $0.7 million and $0.8 million, respectively, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. These decreases are primarily due to realized capital gains in the third quarter of 2024 in our perpetual care trust fund. There were no capital gain withdrawals in the third quarter of 2025.
Cemetery property amortization. Cemetery property amortization totaled $2.8 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, an increase of $0.8 million and $0.6 million compared to the three and nine months ended September 30, 2024, respectively, primarily driven by the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.2 million and $9.8 million for the three and nine months ended September 30, 2025, respectively, a decrease of $0.2 million and $0.4 million compared to the three and nine months ended September 30, 2024, respectively, primarily driven by our business decision to lease vehicles rather than purchase them.

Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $4.1 million for the three months ended September 30, 2025, which is flat compared to the same period in 2024. For the nine months ended September 30, 2025, Regional and unallocated funeral and cemetery costs were $12.6 million, an increase of $0.4 million compared to the nine months ended September 30, 2024, primarily driven by an increase in leadership and development expenses.
Other Financial Statement Items
General, administrative, and other. General, administrative, and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $12.2 million for the three months ended September 30, 2025, which is flat compared to the same period in 2024.
General, administrative, and other. General, administrative, and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $36.2 million for the nine months ended September 30, 2025, an decrease of $10.9 million compared to the nine months ended September 30, 2024, primarily driven by a $6.6 million decrease in salary and benefits expenses and cash and equity incentive compensation costs, primarily driven by the termination expense of our founder and former Executive Chairman of the Board pursuant to his Transition Agreement and termination expense for our former Chief Financial Officer pursuant to his Separation and Release Agreement recorded in the prior year, and a $5.5 million decrease in other professional fees primarily related to the development of our digital transformation project. These decreases were offset by a $0.6 million increase in computer maintenance and licenses and a $0.6 million increase in various other general and administrative expenses.
Net loss on divestitures and impairment charges. The components of Net loss on divestitures and impairment charges are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Impairment of goodwill, intangibles, and PPE	$1,644	$637	$1,761	$637
Net loss (gain) on divestitures	4,962	(295)	(976)	1,214
Net (gain) loss on disposals of fixed assets	(47)	45	3	104
Total	$6,559	$387	$788	$1,955
During the nine months ended September 30, 2025, we sold nine funeral homes and four cemeteries for an aggregate gain of $1.0 million. We also recognized an impairment of $1.8 million on assets held for sale during the nine months ended September 30, 2025.
During the nine months ended September 30, 2024, we sold six funeral homes and one cemetery for a loss of $1.2 million. We also recognized an impairment of $0.6 million as a result of our 2024 qualitative assessment of tradenames and an impairment of $40 thousand related to property, plant, and equipment for assets held for sale.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Senior Notes	$4,432	$4,424	$13,289	$13,266
Credit Facility	2,178	3,335	6,955	11,050
Finance leases	243	119	746	366
Acquisition debt	93	102	280	309
Other	—	55	8	80
Total	$6,946	$8,035	$21,278	$25,071
Net gain on property damage, net of insurance claims. During the nine months ended September 30, 2024, we recorded a $0.4 million gain, net of insurance proceeds, for damages from Hurricane Ian, which occurred during the third quarter of 2022.
Other, net. During the nine months ended September 30, 2025, we recorded a $1.1 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the nine months ended September 30, 2024.
Income taxes. Income tax expense totaled $3.1 million for the three months ended September 30, 2025, a decrease of $1.8 million compared to the three months ended September 30, 2024. Our operating tax rate before discrete items was 35.3% and 33.2% for the nine months ended September 30, 2025 and 2024, respectively.

Income taxes. Income tax expense totaled $13.6 million for the nine months ended September 30, 2025, an increase of $0.7 million compared to the nine months ended September 30, 2024. Our operating tax rate before discrete items was 32.0% and 33.2% for the nine months ended September 30, 2025 and 2024, respectively.
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
Item 4.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at September 30, 2025 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of September 30, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of September 30, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
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
Changes in U.S. foreign trade policies could lead to the imposition of additional trade barriers and tariffs on the foreign import of certain materials and products. For example, effective August 1, 2025, the U.S. adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions. In October 2025, the U.S. government announced a series of new and expanded tariffs on imports from China and other countries, including a 100% tariff on certain categories of goods and increased duties. While these measures were scheduled to take effect beginning November 1, 2025, the U.S. government announced on October 30, 2025 a temporary pause on the implementation of these tariffs, along with China agreeing to pause the implementation of certain retaliatory measures scheduled to take effect in response. These actions have caused substantial uncertainty and volatility in financial markets and may result in additional retaliatory measures or costs on U.S. goods. We cannot predict what additional changes to trade policy will be announced or made by the U.S. government, including whether existing tariff policies will be maintained or modified, what products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could result in additional inflationary pressures on the U.S. economy and increase the costs of goods we offer our customers and may negatively impact the supply chain on which we depend to supply merchandise to our funeral home and cemetery locations. Although we may take measures to mitigate the effects of these impacts, if these measures are not effective, there can be no assurance that such changes in U.S. trade policy or in laws and policies governing foreign trade would not materially and adversely affect our business, financial condition, results of operations and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program(1)

July 1, 2025 - July 31, 2025	—	$—	—	$48,898,769
August 1, 2025 - August 31, 2025	—	$—	—	$48,898,769
September 1, 2025 - September 30, 2025	—	$—	—	$48,898,769
Total for quarter ended September 30, 2025	—		—

Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2025, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K.
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

CARRIAGE SERVICES, INC.
Date:	November 6, 2025	/s/ John Enwright
John Enwright
Senior Vice President, Chief Financial Officer, and Treasurer
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