Form 10-K
period 2025-12-31
CARRIAGE SERVICES INC
filed 2026-02-26
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended, December 31, 2025

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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $699.0 million based on the closing price of $45.74 per share on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of February 19, 2026 was 15,751,228.
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
•the effects of our talent recruitment efforts, incentive, and compensation plans and programs, including such effects on our Standards Operating Model and the Company’s operational and financial performance;
•our ability to execute our strategic objectives and growth strategy, if at all;
•our ability to meet the timing, objectives, and expectations related to our 2030 Vision, if at all;
•the potential adverse effects on the Company’s business, financial, and equity performance if management fails to meet the expectations of its strategic objectives and growth plan;
•the execution of our Standards Operating Model and strategic acquisition frameworks;
•the effects of competition;
•changes in the number of deaths in our markets, which are not predictable from market to market or over the short term;
•changes in consumer preferences and our ability to adapt to or meet those changes;
•our ability to generate preneed sales, including implementing our cemetery portfolio sales strategy, product development, and optimization plans;
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

•the timely and full payment of death benefits related to preneed funeral contracts funded through life insurance policies;
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
•government, social, business, and other actions that have been and will be taken in response to pandemics and epidemics, including potential responses to any new or emerging public health threats;
•effects and expense of litigation;
•consolidation in the funeral and cemetery industry;
•our ability to identify and consummate strategic acquisitions on commercially reasonable terms and on a timely basis, if at all, and successfully integrate acquired businesses with our existing businesses, including expected performance and financial improvements related thereto;
•our ability to successfully complete any non-core asset divestitures on commercially reasonable terms and on a timely basis, if at all, and the impact of any such divestitures on our Company, including any financial, operational, tax or other similar impacts related thereto;
•the effects of any additional imposition or changes in tariffs or trade agreements including, but not limited to, any potential disruptions in international trade, any increased inflationary pressures on the economy or costs for our goods, and our ability, if at all, to mitigate such effects;
•economic, financial, and stock market fluctuations;
•significant weather events, natural disasters, or catastrophic events;
•uncertainty around, and disruption from, new and emerging technologies, such as artificial intelligence ("AI") and generative AI, and the failure to adapt or successfully incorporate such technologies into the Company's business;
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

PART I
ITEM 1.    BUSINESS.
GENERAL
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) was incorporated in the State of Delaware in December 1993 and is a leading provider of funeral and cemetery services and merchandise in the United States (“U.S.”). We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 65% of our total revenue, and Cemetery Operations, which currently accounts for approximately 35% of our total revenue.
At December 31, 2025, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states. We compete with other publicly held and independent operators of funeral and cemetery companies. We believe we are a market leader in most of our markets.
We provide funeral and cemetery services and products on both an “atneed” (time of death) and “preneed” (planned prior to death) basis.
COMPANY DEVELOPMENTS
Leadership Changes
On January 16, 2026, Carriage Services, Inc. (the “Company”) announced that the Board of Directors (the “Board”) appointed Steven D. Metzger to serve as the Company’s President and Chief Operating Officer, effective as of February 2, 2026. Mr. Metzger’s appointment was made in connection with certain executive leadership changes and appointments announced by the Company to better align with the Company’s business strategy.
Acquisitions
During the year ended December 31, 2025, we acquired eight funeral homes, one cemetery, and one cremation focused business in Florida for an aggregate price of $56.5 million. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses. Additionally, we acquired the real property for one funeral home that we previously leased from a third party for a purchase price of $2.5 million.
Divestitures
During the year ended December 31, 2025, we sold thirteen funeral homes, four cemetery and real property for an aggregate of $40.4 million resulting in a gain of $1.5 million. Additionally, we sold real property for $4.0 million resulting in a gain of $1.0 million.
OUR OPERATIONS
See Part II, Item 8, Financial Statements and Supplementary Data, Note 19 for segment data related to our operations.
Funeral Home and Cemetery Operations
Funeral home and cemetery businesses provide products and services to families in three principal areas: (i) ceremony and tribute, generally in the form of a funeral or memorial service; (ii) care of remains, either through burial or cremation; and (iii) memorialization, generally through monuments, markers, or inscriptions.
Our funeral homes offer a complete range of services to meet a family’s funeral needs, including consultation, the removal and preparation of remains, the sale of caskets, and related funeral merchandise, the use of funeral home facilities for visitation and memorial services, and transportation services. Most of our funeral homes have a non-denominational chapel on the premises, which permits family visitation and services to take place at one location and thereby reduces transportation costs and inconvenience to the family.
Our cemeteries provide interment rights (primarily grave sites, lawn crypts, mausoleum spaces, and niches), related cemetery merchandise (such as memorial markers, outer burial containers, and monuments) and services (interments, inurnments, and installation of cemetery merchandise).

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
Approximately 16% of our funeral services performed are funded through preneed contracts, which are usually secured by placing the funds collected in trust for the benefit of the customer or by the purchase of a life insurance policy, the proceeds of which will pay for such services at the time of need. Insurance-funded contracts allow us to earn commission income to improve our near-term cash flow and offset a significant amount of the up-front costs associated with preneed sales.
In 2023, we entered into an exclusive partnership agreement with a national insurance provider to market and sell prearranged funeral services, for which we received a $6.0 million incentive payment. The incentive payment is subject to partial claw-back if certain preneed funeral sales volumes are not met within the ten-year term of the agreement. As such, we recognize the incentive payment in proportion to our achieved preneed funeral sales volume per the agreement at each reporting period. We have recognized $0.8 million of this incentive payment to-date. This partnership agreement increased our commission income 52.0% in 2025 over the previous year. We are projecting this partnership to help drive year-over-year growth in preneed funeral sales of 20% over the next five years. We sold 11,967 and 10,750 preneed funeral contracts, net of cancellations, during the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, we had a backlog of 93,286 preneed funeral contracts to be delivered in the future.
Personalization and pre-planning continue to be two important trends in the funeral and cemetery industry; however, the national trend toward more cremations may be the most significant. While this trend is expected to continue, other factors are expected to lead to rising industry revenue, including an increase in spending on additional or unique funeral and cremation services. Shifting preferences will likely lead to a continued rise in cremations; as such, we are focused on educating and providing our cremation customers with additional services and products that are available. All of our funeral homes offer cremation products and services. While the average revenue for a cremation service is generally lower than that of an average traditional burial service, we have found that this revenue can be substantially enhanced by offering additional services and merchandise, including video tributes, flowers, burial garments and memorial items such as urns, keepsake jewelry and other items that hold a portion of the cremated remains.
Approximately 64% of our cemetery operating revenue is derived from preneed property sales. Our preneed cemetery strategy is to build family heritage in our cemeteries by selling property and interment rights prior to death through full time, highly motivated, and entrepreneurial local sales teams. Our goal is to build broader and deeper teams of sales leaders and counselors in our larger and more strategically located cemeteries, including the development of standardized sales systems across our portfolio of cemeteries, to focus on growth of our preneed property sales. Cemetery merchandise and services are often purchased in addition to cemetery property at the time of sale. The performance of these preneed cemetery contracts is secured by placing the funds collected in trust for the benefit of the customer, the proceeds of which will pay for such services at the time of need. General consumer confidence and discretionary income may have a significant impact on our preneed sales success rate. Cemetery revenue that originated from preneed contracts represented approximately 71% and 70% of our total operating cemetery revenue for 2025 and 2024, respectively. At December 31, 2025, we had a backlog of 65,681 preneed cemetery contracts to be delivered in the future.
Trust and Insurance Funded Contracts
We have established a variety of trusts in connection with funeral home and cemetery operations as required under applicable state laws. Such trusts include (i) preneed funeral trusts; (ii) preneed cemetery merchandise and service trusts; and (iii) cemetery perpetual care trusts. These trusts are typically administered by independent financial institutions that we select. Investment management and advisory services are provided either by our wholly owned registered investment advisory firm (“CSV RIA”) or by independent financial advisors. As of December 31, 2025, CSV RIA provided these services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided. The investment advisors establish an investment policy that provides guidance on asset allocation, investment requirements, investment manager selection, and performance monitoring. The investment objectives are tailored to generate long-term investment returns without assuming undue risk, while ensuring the management of assets complies with applicable laws.
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
For additional information with respect to our trusts, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 8 and 9.
BUSINESS STRATEGY
Our operations and business strategy are founded on the shared values of honesty, integrity, and a belief in the power of people. This foundation unites us in our purpose statement: “Creating premier experiences through innovation, empowered partnership, and elevated service,” which is built upon the execution of our three foundational strategic objectives; Disciplined Capital Allocation, Purposeful Growth, and Relentless Improvement. These strategic objectives guide our decision making and ensure we remain at the forefront of funeral and cemetery innovation. Our purpose statement is a testament to our unwavering commitment across all areas of our operations, emphasizing our dedication to innovation, partnership, and exceptional service delivery.
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
Our three strategic objectives are more than strategic imperatives. They represent our commitment to pursue excellence relentlessly, innovate with purpose, and redefine industry standards through superior service.
As part of our strategic objectives during 2025, we focused on the following:
Strategic mergers and acquisitions: We completed $59.0 million in strategic acquisitions while divesting $44.5 million in non-core assets, reinforcing our commitment to portfolio optimization and balance sheet discipline. These actions reflect a deliberate focus on quality over quantity, prioritizing businesses that align culturally, enhance earnings quality, and strengthen long-term scalability and value creation.
Preneed funeral and cemetery sales: Preneed sales remain one of the most important drivers of long-term revenue, cash flow visibility, and margin expansion across our business. We expect these sales will generate high-quality backlog, support disciplined inventory monetization, and create durable customer relationships that translate into future at-need performance. In 2025, our consolidated preneed cemetery property production ended the year at $85 million, an increase of 8.4% over the prior year, while total cemetery production reached $143.6 million, an increase of 8.2% year over year, underscoring the effectiveness of our strategic focus and execution in this critical channel. In addition, insurance-funded preneed funeral contracts sold grew by approximately 27%, resulting in $9.6 million in preneed funeral commission income, which reflects an increase of 51% over the prior year.
Modernized sales infrastructure and continued innovation: In the fourth quarter of 2025, we implemented our next-generation sales enablement platform. This enhanced platform significantly improved visibility into our preneed sales funnel, enabling more accurate and timely reporting and allowing our sales leaders to more effectively monitor lead progression, conversion efficiency, and overall sales productivity. Since the launch, we generated $2.6 million in preneed production through our next generation platform, representing 12% of total fourth-quarter preneed property sales.
Systems that support scale: Throughout 2025, we continued to invest in systems and processes designed to support disciplined growth. We advanced our continuous improvement platform, modernized core technology infrastructure, and strengthened our data and reporting capabilities to improve decision-making speed and quality. We believe these investments in our systems will enable better visibility, greater accountability, and more consistent execution across the organization. Improved reliability, enhanced financial reporting, and more accessible data will allow our leaders at every level to operate with confidence and clarity. Importantly, we believe these systems convert effort into repeatable outcomes, a prerequisite for sustainable growth.
COMPETITION
The funeral and cemetery industry has been, and remains, highly competitive. The largest publicly held operators, in terms of revenue, of both funeral homes and cemeteries with operations in the U.S. are Service Corporation International (“SCI”) and Carriage. We believe these two companies collectively represent approximately 23% of funeral and cemetery revenue in the U.S. Independent businesses, along with other privately-owned consolidators, represent the remaining 77% of industry revenue.
Our funeral home and cemetery operations face competition in the markets that they serve. Our primary competition in most of our markets is from local independent operators. We have observed new start-up competition in certain areas of the country, which may impact our profitability in certain markets. Market share for funeral homes and cemeteries is largely a function of reputation and heritage, although competitive pricing, professional service, and attractive, well-maintained and conveniently located facilities are also important. Because of the importance of reputation and heritage, market share increases are usually gained over a long period of time. The sale of preneed funeral services and cemetery property has increasingly been used by many companies as a marketing tool to build market share.
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
REGULATION
General. Our operations are subject to regulations, supervision, and licensing under numerous federal, state, and local laws, ordinances, and regulations, including extensive regulations concerning trust funds, preneed sales of funeral and cemetery products and services, and various other aspects of our business. We believe that we comply in all material respects with the provisions of these laws, ordinances, and regulations. Legislative bodies and regulatory agencies frequently propose new laws and regulations, some of which could have a material impact on our business. We cannot predict the impact of any future laws and regulations or changes to existing laws and regulations.
Federal Trade Commission. Our funeral home operations are comprehensively regulated by the Federal Trade Commission (“FTC”) under Section 5 of the Federal Trade Commission Act and a trade regulation rule for the funeral industry promulgated thereunder referred to as the “Funeral Rule.” The Funeral Rule defines certain acts or practices as unfair or deceptive and contains certain requirements to prevent these acts or practices. The preventive measures require a funeral provider to give consumers accurate, itemized pricing information, and various other disclosures about funeral goods and services and prohibit a funeral provider from: (i) misrepresenting legal, crematory and cemetery requirements; (ii) embalming for a fee without permission; (iii) requiring the purchase of a casket for direct cremation; (iv) requiring consumers to buy certain funeral goods or services as condition for furnishing other funeral goods or services; (v) misrepresenting state and local requirements for an outer burial container; and (vi) representing that funeral goods and services have preservative and protective value. Additionally, the Funeral Rule requires the disclosure of mark-ups, commissions, additional charges and rebates related to cash advance items. On October 20, 2022, the FTC announced that it was retaining the Funeral Rule and issued an advanced notice of proposed rulemaking concerning potential amendments to the Funeral Rule. These potential amendments include, among other things, whether and how funeral providers should be required to display or attribute their price information online and through electronic means. On December 21, 2022, the FTC voted to extend the public comment period to January 17, 2023 for its advanced notice of proposed rulemaking on potential amendments to the Funeral Rule. On May 17, 2023, the FTC announced, as part of its continuing review of potential amendments to the Funeral Rule, that it would host a public workshop, held on September 7, 2023, to consider issues raised by certain consumer advocacy groups. Although the FTC’s public workshop was completed, no further announcements related to the notice of proposed rulemaking on potential amendments to the Funeral Rule have been announced by the FTC. We cannot predict what changes, if any, may be made to the Funeral Rule or the impact of any such changes on our business.

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
Environmental. Our operations are also subject to certain federal, regional, state, and local laws and regulations relating to environmental protection, including legal requirements governing air emissions, waste management, and disposal and wastewater discharges. For instance, the federal Clean Air Act and analogous state laws, which restrict the emission of pollutants from many sources, including crematories, may require us to apply for and obtain air emissions permits, install costly emissions control equipment, and conduct monitoring and reporting tasks. Also, in the course of our operations, we store and use chemicals and other regulated substances as well as generate wastes that may subject us to strict liability under the federal Resource Conservation and Recovery Act and comparable state laws, which govern the treatment, storage, and disposal of nonhazardous and hazardous wastes, and the federal Comprehensive Environmental Response, Compensation and Liability Act, a remedial statute that imposes cleanup obligations on current and past owners or operators of facilities where hazardous substance releases occurred and anyone who transported or disposed or arranged for the transportation or disposal of hazardous substances released into the environment from such sites. In addition, the Federal Water Pollution Control Act, also known as the federal Clean Water Act, and analogous state laws regulate discharges of pollutants to state and federal waters. Underground and above ground storage tanks that store chemicals and fuels for vehicle maintenance or general operations are located at certain of our facilities and any spills or releases from those facilities may cause us to incur remedial liabilities under the Clean Water Act or analogous state laws as well as potential liabilities for damages to properties or persons. Failure to comply with environmental laws and regulations could result in the assessment of sanctions, including administrative, civil, and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, delays in permitting or performance of projects and the issuance of injunctions restricting or prohibiting some or all of our activities in affected areas. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damages to property, natural resources or persons. Also, it is possible that implementation of stricter environmental laws and regulations or more stringent enforcement of existing environmental requirements could result in additional, currently unidentifiable costs or liabilities to us, such as requirements to purchase pollution control equipment or implement operational changes or improvements. While we believe we are in compliance with existing environmental laws and regulations, we cannot assure that we will not incur substantial costs in the future.
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
As of December 31, 2025, we and our subsidiaries employed 2,321 employees, of whom 1,248 were full-time and 1,073 were part-time. All of our funeral directors and embalmers possess licenses required by applicable regulatory agencies. None of our employees are represented by unions.

AVAILABLE INFORMATION
We file annual, quarterly and other reports, and any amendments to those reports, and information with the U.S Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.
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
Also posted on our website, and available in print upon request, are charters for our Audit Committee, Compensation Committee and Corporate Governance Committee. Copies of the Code of Business Conduct and Ethics and the Corporate Governance Guidelines are also posted on our website under “Investors - Corporate Governance – Governance Documents.” Our Code of Business Conduct and Ethics applies to all of our officers, employees and directors, including our principal executive officer, principal financial officer, and principal accounting officer. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any modifications to the charters and any waivers applicable to senior officers as defined in the applicable charters, as required by the Sarbanes-Oxley Act of 2002, as well as any amendments or modifications to our Code of Business Conduct and Ethics. Information contained on our website is not part of this Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
RISKS RELATED TO OUR BUSINESS
Key Employees and Compensation
The success of our businesses is typically dependent upon one or a few key employees for success because of the localized and personal nature of our business.
Funeral home and cemetery businesses have built local heritage and tradition through successive generations, providing a foundation for ongoing business opportunities from established customer family relationships and related referrals. We believe these relationships build trust in the community and are a key driver to market share. Our businesses, which tend to serve small local markets, usually have one or a few key employees that drive our relationships. Our ability to attract and retain Managing Partners, sales force, and other personnel is an important factor in achieving future success. We can give no assurance that we can retain these employees or that these relationships will drive market share. Our inability to attract and maintain qualified and productive Managing Partners and sales force employees could have a material adverse effect on our financial condition, results of operations, and cash flows.
Our “Good to Great” incentive program could result in significant future payments to our Managing Partners.
Our Good to Great incentive program rewards our Managing Partners for achieving an average net revenue compounded annual growth rate equal to at least 1% (the “Minimum Growth Rate”) over a five year performance period (the “Performance Period”) with respect to our funeral homes that they operate, which aligns our incentives with long-term value creation. Each Managing Partner that achieves the Minimum Growth Rate during the applicable Performance Period and remains continuously employed as a Managing Partner of the same business throughout the Performance Period will receive a one-time bonus, payable in a combination of cash and shares of our common stock, determined at our discretion. We believe this incentive program will result in improved field-level margins, market share, and overall financial performance.
Strategic Business Execution and Performance
Improved performance in our funeral and cemetery segments is dependent upon successful execution of our Standards Operating Model.
We have implemented our Standards Operating Model to improve and better measure performance in our funeral and cemetery operations. We developed these standards, which are updated from time to time, according to criteria, each with a different weighting, designed around market share, high-value services and operational and financial metrics. We also incentivize our Managing Partners by giving them the opportunity to earn a fixed percentage of the field-level earnings before interest, taxes, depreciation and amortization based upon the number and weighting of the standards achieved. Our expectation is that, over time, the Standards Operating Model will result in improved field-level margins, market share, customer satisfaction and overall financial performance, but there is no assurance that these goals will be met. Failure to successfully implement our Standards Operating Model in our funeral and cemetery operations could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our ability to execute our growth strategy is highly dependent upon our ability to successfully identify suitable acquisition candidates and negotiate transactions on favorable terms.
There is no assurance that we will be able to continue to identify acquisition candidates that meet our criteria or that we will be able to reach terms with identified candidates for transactions that are acceptable to us, and even if we do, we may not be able to close the transaction or successfully integrate the new business into our existing portfolio.
Divestitures could negatively impact our business and retained liabilities from businesses that we sell could adversely affect our financial results.
As part of our growth strategy, we periodically review our businesses which may no longer be aligned with our strategic business plan and long-term objectives and, as a result of these reviews of our businesses, we may pursue additional divestitures. From time to time, we engage in discussions with third parties about potential divestitures of one or more of our businesses that, if fully consummated, could result in the divestiture of a material amount of assets that have historically contributed to our results of operations. Divestitures pose risks and challenges that could negatively impact our business, including disputes with buyers or potential impairment charges. For example, when we decide to sell a business, we may be unable to do so on our terms and within our anticipated time-frame, and even after reaching a definitive agreement to sell a business, the sale may be subject to satisfaction of pre-closing conditions, which may not be satisfied, as well as regulatory and governmental approvals, which may prevent us from completing a transaction on acceptable terms. If we do not realize the expected benefits of any divestiture transaction, our financial condition, results of operations, and cash flows could be materially adversely affected.
Competitive Marketplace
The funeral and cemetery industry is competitive.
The funeral and cemetery industry is characterized by a large number of locally owned, independent operations in the U.S. and a large number of operations owned by publicly and privately held funeral home and cemetery consolidators. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive products and services at competitive prices. In addition, we must market ourselves in such a manner as to distinguish us from our competitors. We have historically experienced price competition from independent and publicly held funeral service and cemetery operators, monument dealers, casket retailers, low-cost providers, and other nontraditional providers of merchandise and services. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.
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
Preneed sales of funeral and cemetery products and services generally have an initial negative impact on our cash flows, as we are required in certain states to deposit a portion of the sales proceeds into trusts or escrow accounts and often incur other expenses at the time of sale. Furthermore, many preneed purchases are paid for in installments over a period of several years, further limiting our cash flows at the time of sale. Because preneed sales generally provide positive cash flows over the long term, we market the sale of such contracts at the local level. If our efforts to increase such sales are successful, however, our current cash flows could be materially and adversely affected in the near term.
Trust and Life Insurance Funded Contracts
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
The following table summarizes our investment returns (realized and unrealized), excluding certain fees, on our trust funds for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Preneed funeral trust funds	6.1%	11.1%	17.3%
Preneed cemetery trust funds	6.6%	12.7%	19.1%
Perpetual care trust funds	6.6%	13.2%	20.2%
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
Increasing death benefits related to preneed funeral contracts funded through life insurance policies may not cover future increases in the cost of providing a price-guaranteed funeral service.
We sell price-guaranteed preneed funeral contracts through various programs providing for future funeral services at prices prevailing when the agreements are signed. For preneed funeral contracts funded through life insurance policies, we receive in cash a general agency commission from the third-party insurance company. Additionally, there is an increasing death benefit associated with the contract that may vary over the contract life. There is no guarantee that the increasing death benefit will cover future increases in the cost of providing a price-guaranteed funeral service, and any such excess cost could be materially adverse to our future cash flows, revenue, and operating margins.
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
We make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities. We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service (“IRS”) and other taxing authorities with respect to our taxes. Uncertain tax positions may arise where tax laws or regulations may allow for alternative interpretations, where the timing of recognition of income is subject to judgement, or where the IRS or other taxing authorities issue subsequent guidance or take positions on audits that differ from our interpretations and assumptions. Our tax obligations include, for example, income, franchise, real estate, sales and use, and employment-related taxes and the judgments we make include reserves for potential adverse outcomes regarding our tax positions. Although we believe we have accurately estimated our tax obligations, uncertainty of interpretation by various tax authorities and the possibility that there are issues that have not been recognized by management could each result in additional tax obligations. For example, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. We believe that our tax obligations reflect the anticipated outcome of known uncertain tax positions in conformity with ASC Topic 740 Income Taxes. In addition, our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes to our business structure or operations, including acquisitions or divestitures, or changes in our interpretations of tax laws. Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken could have a material adverse effect on the results of our operations, financial condition, or cash flows.

New or revised tax laws or regulations could have a material effect on our financial statements.
We may be subject to additional tax liabilities and penalties resulting from new tax legislation or regulations, which could be enacted at any time, and changes to existing tax laws or regulations, which could be interpreted, amended, or applied in a manner that has a material effect on us, which could materially impact our business and financial condition.
For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA made several key provisions of the Tax Cuts and Jobs Act of 2017 permanent, including 100% bonus depreciation, the immediate expensing of domestic research costs, and the introduction of a favorable modification to the business interest expense limitation. Together, these changes accelerate the timing of certain tax deductions in the current period that allow for reductions in cash taxes. The Company adopted the relevant provisions during the third quarter of 2025 and determined that the OBBBA did not have a material effect on the Company's financial statements.
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
Declines in the number of deaths could cause atneed sales of funeral and cemetery services, property and merchandise to decline, which could decrease revenue. Although the U.S. Bureau of the Census estimates that the number of deaths in the U.S. will increase in the future, longer life spans could reduce the rate of deaths. In addition, changes in the number of deaths can vary among local markets and from quarter to quarter, and variations in the number of deaths in our markets or from quarter to quarter are not predictable. For example, our business can be affected by seasonal fluctuations in the death rate, with number of deaths generally higher during the winter months due to the higher incidences of death from influenza and pneumonia as compared to other periods of the year. Seasonal fluctuations in the death rate may be further affected by epidemics and pandemics, including any new or emerging public health threats. These unexpected fluctuations may not only increase death rates during the affected period, but also may subsequently decrease death rates following the affected period as a result of an acceleration of death rates. As a result, we are unable to predict or forecast the duration or variation of the current death rate with any certainty, including the potential impact of epidemics and pandemics on the death rate, including any new or emerging public health threats. Any future variations of the death rate may cause our revenue to fluctuate and our results of operations to lack predictability.
The increasing number of cremations in the U.S. could cause revenue to decline because we could lose market share to firms specializing in cremations and because our average revenue for cremations is lower than that for traditional burials.
Our traditional cemetery and funeral service operations face competition from the increasing number of cremations in the U.S.. Industry studies indicate that the percentage of cremations has increased every year, and this trend is expected to continue into the future. The trend toward cremation could cause cemeteries and traditional funeral homes to lose market share and revenue to firms specializing in cremations. Additionally, our average revenue for cremations is lower than that for traditional burials. If we are unable to continue to expand our cremation memorialization products and services, and cremations remain or increase as a significant percentage of our services, our financial condition, results of operations, and cash flows could be materially adversely affected.
If we are not able to respond effectively to changing consumer preferences, our market share, revenue, and profitability could decrease.
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
Our indebtedness requires significant interest and principal payments. As of December 31, 2025, we had $532.9 million of total debt (excluding debt issuance costs, debt discounts and lease obligations), consisting of $6.2 million of acquisition debt (consisting of deferred purchase price and promissory notes payable to sellers of businesses and real property we purchased), $400.0 million of our Senior Notes and $126.7 million of outstanding borrowings under our Credit Facility, with $121.1 million of availability under our Credit Facility after giving effect to $2.2 million of outstanding letters of credit.
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
Based on the results of our annual goodwill and intangible assets impairment test we performed as of August 31, 2025 and our annual review of long-lived assets and leases as of December 31, 2025, we concluded that there were no impairments of our goodwill, intangible assets or other long-lived assets and leases.
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

Information Technology and Internal Controls
We rely significantly on information technology systems, software, or information security practices and those of our business partners or third-party providers, and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents or our actual or perceived failure to comply with any related regulatory requirements, could lead to adverse business consequences.
In the ordinary course of our business, we receive certain personal information, in both physical and electronic formats, about our customers, their loved ones, our employees, and our vendors. We maintain security measures and data backup systems to protect, store, and prevent unauthorized access to such information, which we are continually assessing and updating, as necessary. Additionally, we take steps to secure our information systems and software and any access provided by our business partners or third-party service providers, including our computer systems, intranet and internet sites, email and other telecommunications and data networks. However, the security measures we have implemented may not be effective and our systems may be vulnerable to theft, loss, damage, and interruption from a number of potential sources and events, including unauthorized access or security breaches, data privacy breaches, natural or man-made disasters, cyber-attacks, computer viruses, malware, phishing, denial of service attacks, power loss, or other disruptive events. Information technology security threats have been increasing in frequency and sophistication. Cyber-attacks may be random, coordinated, or targeted, including sophisticated computer crime threats. For example, following our previously disclosed ransomware attack to our information technology system in January 2021, we have since implemented additional and enhanced security measures to our overall cyber-security posture to mitigate, to the extent possible, future cyberattacks and other similar threats. These measures include, for example, the addition of an advanced security operations center providing proactive threat protection, cloud-based firewall protection across all locations and endpoint protection. While we determined, based on our assessment of the information known to us, that the January 2021 ransomware incident did not have, nor do we expect it will have, a material impact on our business, operations or financial results, if we fail to protect our own information from any future breaches in data security, we could experience significant costs and expenses as well as damage to our reputation. Moreover, it is possible that computer hackers and others (through increasingly sophisticated cyberattacks or by other means) might circumvent our security measures in the future and obtain the personal information of customers, their loved ones, our employees or our vendors.
In addition, we maintain insurance coverage for various cybersecurity risks, which covered substantially all the costs associated with our January 2021 ransomware attack, but it is possible that such insurance coverage may not fully insure all future costs or losses associated with other cybersecurity incidents. As the sophistication and frequency of attacks increase, our information technology security costs, including cybersecurity insurance, which are significant, may rise.
Additionally, legislation relating to cybersecurity threats could impose additional requirements on our operations. Various state governments, notably California, New York, Nevada and Virginia, have enacted or enhanced data privacy regulations, including data breach notification requirements, consumer protection laws, and personal data privacy laws, and other state governments are considering establishing similar or stronger protections. These regulations impose certain obligations for securing, and potentially removing, specified personal information in our systems, and for apprising individuals of the information we have collected about them. We have incurred costs in an effort to comply with these data privacy risks and requirements, and our costs may increase significantly as risks become increasingly complex or if new or changing requirements are enacted, and based on how individuals exercise their rights. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2023, and expanded consumer rights related to sharing of personal data, granted additional personal-data rights to consumers, removed the exceptions for business-to-business and employment data, and removed the 30-day window to cure alleged noncompliance before being subject to administrative enforcement. With respect to CCPA and CPRA, both have increased the data privacy requirements and costs for our business. Despite our efforts, any noncompliance could result in our incurring substantial penalties and reputational damage.
We have incorporated, and may continue incorporating, traditional and generative artificial intelligence (“AI”) solutions into certain of our information systems and operations with the intent to enhance efficiency and effectiveness, and these solutions may become important in our operations over time. For example, we have incorporated AI and generative AI to automate certain manual administrative processes and increase productivity within our sale terms. The continued evolution and use of this technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal data that was collected, used, stored, or transferred in our business operations and systems, and flaws, breaches or malfunctions in these systems could lead to operational disruptions, data loss, including for example unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers’ systems, or erroneous decision-making, which may result in significantly increased business and security costs, reputational damage, administrative penalties, or costs related to defending legal claims. AI technologies may be costly and require significant resources to either license from third-parties or develop, which may be difficult to integrate, launch, and manage, if at all, and require periodic upgrades. There is also a risk that we may not have access to technology or qualified personnel resources to adequately incorporate or adopt ongoing advancements into any AI technologies, including access to the licensing of key intellectual property from third parties. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. The legal and regulatory landscape and industry standards surrounding AI technologies are rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability or require significant resources to develop, deploy, use or maintain AI technologies.
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
In addition, our information technology systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems. This enables us to keep pace with continuing changes in information processing technology, evolving legal and regulatory standards, the increasing need to protect employee and customer information, changes in the techniques used to obtain unauthorized access to data and information systems, and the information technology needs associated with our evolving products. There can be no assurance that our efforts (including, but not limited to, consolidating, protecting, upgrading, and expanding our systems and capabilities, continuing to build security into the design of our products, and developing new systems to keep pace with continuing changes in information processing technology, including, but not limited to, AI technologies) will be successful or that additional systems issues will not arise in the future. For additional information regarding the Company’s cybersecurity risk management, strategy, and governance, refer to Item 1C. Cybersecurity.
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
ITEM 2.    PROPERTIES.
At December 31, 2025, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states. We own the real property and buildings for 136 of our funeral homes and lease 19 facilities. We own 28 cemeteries. We operate 18 funeral homes in combination with cemeteries as these locations are physically located on the same property or in very close proximity and are under the same leadership.
The 28 cemeteries that we operate have developed cemetery property of approximately 131,000 and 142,000 units available-for-sale at December 31, 2025 and 2024, respectively. In addition, we own approximately 487 acres that are available for future development or sale. We anticipate having a sufficient inventory of lots to maintain our property sales for the foreseeable future.
Our support center is located in Houston, Texas, where we lease approximately 48,000 square feet of office space.

The following table sets forth certain information as of December 31, 2025, regarding our properties used by the funeral home segment and by the cemetery segment identified by state:

	Number of Funeral Homes		Number of Cemeteries
State	Owned	Leased(1)	Owned
California	24	4	7
Connecticut	3	2	—
Florida	19	5	6
Georgia	3	—	—
Idaho	4	1	3
Illinois	2	—	1
Kansas	2	—	—
Kentucky	5	1	—
Louisiana	3	1	1
Massachusetts	6	—	—
Michigan	2	—	—
New Jersey	1	1	—
New Mexico	1	—	—
New York	6	1	—
North Carolina	11	1	2
Ohio	4	—	—
Oklahoma	5	—	2
Pennsylvania	2	—	—
Rhode Island	3	—	—
Tennessee	4	—	—
Texas	15	1	5
Virginia	8	1	1
Washington	2	—	—
Wisconsin	1	—	—
Total	136	19	28

(1)	The leases, with respect to these funeral homes, generally have remaining terms ranging from one to twenty years, and generally, we have the right to renew past the initial terms and have a right of first refusal on any proposed sale of the property where these funeral homes are located.
The following table sets forth the number of funeral homes and cemeteries owned and operated by us for the periods presented:

	Year ended December 31,
	2025	2024	2023
Funeral homes at beginning of period	162	171	171
Acquisitions	8	—	3
Divestitures	(13)	(7)	(2)
Mergers of funeral homes	(2)	(2)	(1)
Funeral homes at end of period	155	162	171

Cemeteries at beginning of period	31	32	32
Acquisitions	1	—	2
Divestitures	(4)	(1)	(2)
Cemeteries at end of period	28	31	32
ITEM 3.    LEGAL PROCEEDINGS.
For more information regarding legal proceedings see Part II, Item 8, Financial Statements and Supplementary Data, Note 15.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
MARKET INFORMATION
Our common stock is traded on the New York Stock Exchange under the symbol “CSV.” At February 19, 2026, there were 15,751,228 shares of our common stock outstanding. The shares of common stock outstanding are held by approximately 300 stockholders of record. Each share is entitled to one vote on matters requiring the vote of stockholders. We believe there are approximately 9,300 beneficial owners of our common stock.
RECENT SALES OF UNREGISTERED SECURITIES
During the year ended December 31, 2025, we did not have any sales of securities in transactions that were not registered under the Securities Act of 1933 (as amended, the “Securities Act”) that have not been reported in a Form 8-K or Form 10-Q.
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
PURCHASES OF EQUITY SECURITIES BY THE ISSUER
Subject to market conditions, normal trading restrictions and satisfying certain financial covenants in our Credit Facility, and in the Indenture governing our Senior Notes, we may make purchases in the open market or through privately negotiated transactions under our Board authorized share repurchase program, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). See Note X of Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our share repurchase program. The information discussed therein is incorporated by reference in its entirety into this Part I, Item 1 of this Annual Report.
On February 23, 2022, our Board authorized an increase in our share repurchase program to permit us to purchase up to an additional $75.0 million under our share repurchase program, in addition to amounts previously authorized and outstanding in accordance with Rule 10b-18 of the Exchange Act, which totaled up to $48.9 million in share repurchase authorizations.
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. No shares were repurchased during the years ended December 31, 2025, 2024 and 2023. At December 31, 2025, our share repurchase program had $48.9 million authorized for repurchases.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

October 1, 2025 - October 31, 2025	—	$—	—	$48,898,769
November 1, 2025 - November 30, 2025	—	$—	—	$48,898,769
December 1, 2025 - December 31, 2025	—	$—	—	$48,898,769
Total for quarter ended December 31, 2025	—		—

(1)	See the first paragraph under the caption “Purchases of Equity Securities by the Issuer” for more information on our publicly announced share repurchase program.

STOCKHOLDER RETURN PERFORMANCE GRAPH
The following line graph below compares the yearly change in cumulative total stockholder return over a 5-year period on our common stock relative to the cumulative total returns of the Russell 3000 Index (the “Russell 3000”) and a peer group selected by the Company comprised of SCI and Matthews International Corp. ("Matthews") (the "Peer Group").
We use a peer group index, as we believe there is no relevant published industry or line-of-business index that reflects the companies against which we compete in our industry. The returns of each member of the Peer Group are weighted according to their respective stock market capitalization as of the beginning of each period measured.
The graph assumes that the value of the investment in our common stock, the Russell 3000 Index and the Peer Group was $100 on the last trading day of December 2020, and that all dividends were reinvested. Performance data for Carriage, the Russell 3000 Index and the Peer Group is provided as of the last trading day of each of our last five fiscal years.
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
300
200
100
0
2020
2021
2022
2023
2024
2025
Carriage Services, Inc
Russell 3000
Peer Group

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 65% of our total revenue and Cemetery Operations, which currently accounts for approximately 35% of our total revenue. At December 31, 2025, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
Funeral Home Operations
Factors affecting our funeral operating results include: demographic trends relating to population growth and average age, which impact death rates and number of deaths; establishing and maintaining leading market share positions supported by strong local heritage and relationships; effectively responding to increasing cremation trends by selling complementary services and merchandise; controlling salary, merchandise, and other controllable costs; exercising pricing leverage related to our atneed business to increase average revenue per contract; and our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, which would offset lower pricing power as preneed contracts mature. Overall, volume, as funeral services performed, and pricing fluctuations impacting our average revenue per contract are the two variables that primarily affect funeral revenue. The average revenue per contract is influenced by the mix of traditional and cremation services as our average cremation service revenue is approximately one-third of the average revenue earned from a traditional burial service. Funeral homes have a relatively large fixed cost structure.
Cemetery Operations
Factors affecting our cemetery operating results include: the size and success of our sales organization; local perceptions and heritage of our cemeteries; our ability to adapt to changes in the economy and consumer confidence; controlling salary, merchandise, and other controllable costs; exercising pricing leverage related to our atneed business to increase average price per interment right sold; and our response to fluctuations in capital markets and interest rates, which affect investment earnings on trust funds, finance charges on installment contracts and our securities portfolio within the trust funds.
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
Although such conditions have not materially impacted our business to date and we expect these trends to continue into 2026, we will continue to assess these impacts and take the appropriate steps, if necessary, to mitigate any changes in consumer preferences or additional cost increases, if possible.
In addition, after giving effect to the Credit Facility Amendment, executed during the third quarter of 2024, we continue to experience lower variable interest rates and lower average debt outstanding under our Credit Facility, which resulted in lower borrowing costs in 2025 compared to the prior year.
For further discussion of our key operating metrics, see our "Cash Flows", "Financial Highlights" and "Results of Operations" sections below. For discussion of our results of operations and liquidity and capital resources for the fiscal year ended December 31, 2024, see Management's Discussion and Analysis of Financial Conditions, Liquidity and Capital Resources, Financial Highlights, and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.
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
For 2026, our plan is to remain focused on executing our growth strategy and other strategic objectives. This includes prioritizing our capital allocation for potential strategic growth acquisitions, capital expenditures, debt repayments, the payment of dividends, and other general corporate purposes as allowed under our Credit Facility. We expect to fund these payments using cash on hand and borrowings under our Credit Facility. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, potential growth acquisitions, and dividends for the next 12 months, as well as our long-term financial obligations.
However, if our capital allocations and expenditures or acquisition plans change, we may need to access the capital markets or seek further borrowing capacity from our lenders to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A, “Risk Factors”.
Cash Flows
We began 2025 with $1.2 million in cash and ended the year with $1.7 million in cash. As of December 31, 2025, we had borrowings of $126.7 million outstanding on our Credit Facility compared to $137.0 million as of December 31, 2024.

The following table sets forth the elements of cash flow (in thousands):

	Year Ended December 31,
	2025	2024
Cash and cash equivalents at beginning of period	$1,165	$1,523

Net cash provided by operating activities	60,693	51,996

Acquisitions of businesses and real property	(59,026)	—
Capital expenditures	(20,628)	(16,098)
Proceeds from divestitures and sale of other assets	44,483	12,057
Proceeds from insurance claims	—	403
Net cash used in investing activities	(35,171)	(3,638)

Net payments on our credit facility, acquisition debt, and finance lease obligations	(11,416)	(43,161)
Payment of debt issuance costs for the credit facility	—	(781)
Net payments on employee equity plans	(6,558)	2,033
Dividends paid on common stock	(7,025)	(6,807)
Net cash used in financing activities	(24,999)	(48,716)

Cash and cash equivalents at end of period	$1,688	$1,165
Operating Activities
For the year ended December 31, 2025, cash provided by operating activities was $60.7 million compared to $52.0 million for the year ended December 31, 2024.
Investing Activities
Our investing activities resulted in a net cash outflows of $35.2 million for the year ended December 31, 2025, compared to net cash inflows of $3.6 million for the year ended December 31, 2024, a decrease of $31.5 million.
Acquisition and Divestiture Activity
During the year ended December 31, 2025, we acquired eight funeral homes, one cemetery, and one cremation focused business in Florida for an aggregate price of $56.5 million. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses. Additionally, we acquired the real property for one funeral home that we previously leased from a third party for a purchase price of $2.5 million.
During the year ended December 31, 2025, we sold thirteen funeral homes and four cemeteries for an aggregate of $40.4 million. Additionally, we sold real property for $4.0 million.
During the year ended December 31, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million. Additionally, we sold real property for $1.1 million.
Insurance Proceeds
During the year ended December 31, 2024, we received proceeds of $0.4 million from our property insurance policy for the reimbursement of renovation costs for certain of our funeral businesses damaged by Hurricane Ian that occurred during the third quarter of 2022.
Capital Expenditures
For the year ended December 31, 2025, our capital expenditures (comprised of growth and maintenance spend) totaled $20.6 million compared to $16.1 million for the year ended December 31, 2024, an increase of $4.5 million.

The following tables present our capital expenditures (in thousands):

	Year ended December 31,
	2025	2024
Growth	$13,639	$8,786
Maintenance	6,989	7,312
Total Capital Expenditures	$20,628	$16,098
Financing Activities
Our financing activities resulted in a net cash outflow of $25.0 million for the year ended December 31, 2025, compared to a net cash outflow of $48.7 million for the year ended December 31, 2024, a decrease of $23.7 million.
During the year ended December 31, 2025, we had net payments on our Credit Facility, acquisition debt, and finance leases of $11.4 million, net payments on our employee equity plans of $6.6 million, and paid dividends of $7.0 million.
During the year ended December 31, 2024, we had net payments on our Credit Facility, acquisition debt, and finance leases of $43.2 million and paid dividends of $6.8 million.
Credit Facility, Lease Obligations, and Acquisition Debt
Credit Facility
At December 31, 2025, we had outstanding borrowings under the Credit Facility of $126.7 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2026 and is expected to automatically renew annually. At December 31, 2025, we had $121.1 million of availability under the Credit Facility.
See Note 12 of Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our Credit Facility. The information discussed therein is incorporated by reference into this Part I, Item 1 of this Annual Report.
Lease Obligations
Our lease obligations consist of operating and finance leases for certain office facilities and funeral homes as well as vehicles and equipment. See Note 14 of Part II, Item 8. Financial Statements and Supplementary Data for additional information related to lease obligations. The information discussed therein is incorporated by reference into this Part I, Item 1 of this Annual Report.
Acquisition Debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. At December 31, 2025, acquisition debt obligations were $6.2 million, with $0.6 million payable within 12 months. See Note 12 of Part II, Item 8. Financial Statements and Supplementary Data for additional information related to acquisition debt. The information discussed therein is incorporated by reference into this Part I, Item 1 of this Annual Report.
Senior Notes
At December 31, 2025, the principal amount of our 4.25% Senior Notes due in May 2029 (the “Senior Notes”) was $400.0 million. We have future interest payments on our outstanding balance of $59.5 million, with $17.0 million payable within 12 months. See Note 13 of Part II, Item 8. Financial Statements and Supplementary Data for additional information related to our Senior Notes. The information discussed therein is incorporated by reference into this Part I, Item 1 of this Annual Report.
Off-Balance Sheet Arrangements
At December 31, 2025, our off-balance sheet arrangements were as follows:
Non-compete agreements - We have various non-compete agreements with former owners and employees of businesses we have acquired. These agreements are generally for one to ten years and provide for periodic payments over the term of the agreements. We have future payments on our non-compete agreements of $3.1 million, with $1.2 million payable within 12 months.
Consulting agreements - We have various consulting agreements with former owners of businesses we have acquired. Payments for such agreements are generally not made in advance. These agreements are generally for one to ten years and provide for bi-weekly or monthly payments. We have future payments on our consulting agreements of $2.2 million, with $1.0 million payable within 12 months.

Employment agreements - We have employment agreements with our executive officers. These agreements are generally for two to five years and provide for participation in various incentive compensation arrangements. These agreements generally renew automatically on an annual basis after their initial term has expired. We have future payments on our employment agreements of $3.8 million, all of which is payable within 12 months.
Letter of credit - We have one letter of credit for $2.2 million under the Credit Facility, which secures our obligations under our various self-insurance policies in the event we are unable to meet the self-insurance portion of our claim payment obligations. As we already have reserves recorded for our self-insurance claims costs, these do not represent additional liabilities. The letter of credit will expire on November 25, 2026 and is expected to automatically renew annually.
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
FINANCIAL HIGHLIGHTS
Below are our consolidated financial highlights (in thousands except for volumes and averages):

	Year ended December 31,
	2025	2024	Inc/(Dec)	% Change
Total revenue	$417,440	$404,198	$13,242	3.3%
Funeral contracts	43,523	44,103	(580)	(1.3)%
Average revenue per funeral contract excluding preneed interest	$5,693	$5,549	$144	2.6%
Preneed interment rights (property) sold	14,573	14,523	50	0.3%
Average price per preneed interment right sold	$5,807	$5,374	$433	8.1%
Gross profit	$146,676	$143,390	$3,286	2.3%
Net income	$51,507	$32,953	$18,554	56.3%
Revenue in 2025 increased $13.2 million compared to 2024, primarily as a result of a 0.3% increase in preneed interment rights (property) sold and an 8.1% increase in the average price per preneed interment right sold. Additionally, we experienced a 2.6% increase in the average revenue per funeral contract, which was partially offset by a 1.3% decrease in funeral contract volume.
Gross profit in 2025 increased $3.3 million compared to 2024, primarily due to the increases in revenue from both our segments, as well as lower operating expenses.
Net income in 2025 increased $18.6 million compared to 2024, primarily due to a $10.4 million decrease in general, administrative, and other expenses, as 2024 is comprised of one-time costs related to executive severance payments and the Company’s review of strategic alternatives, a $3.3 million increase in gross profit contribution from our businesses, a $2.2 million decrease in loss on divestitures and impairment charges and a $3.7 million decrease in interest expense, offset by a $1.6 million increase in income tax expense.
Further discussion of general, administrative and other expenses, net loss on divestitures and impairment charges, interest expense, income taxes and other components of income and expenses are presented under “Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended December 31, 2025, dated February 25, 2026, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. Additionally, management employs segment gross profit for product pricing evaluation and uses segment adjusted operating profit to assess each segment’s performance by comparing results. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Year Ended December 31,
	2025	2024
Gross profit	$146,676	$143,390

Cemetery property amortization	9,388	8,168
Field depreciation expense	13,167	13,729
Regional and unallocated funeral and cemetery costs	17,747	15,364
Adjusted operating profit(1)	$186,978	$180,651

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense, and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Year Ended December 31,
	2025	2024
Funeral Home	$112,004	$107,990
Cemetery	74,974	72,661
Adjusted operating profit	$186,978	$180,651

Adjusted operating profit margin(1)	44.8%	44.7%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
YEAR ENDED DECEMBER 31, 2025 COMPARED TO YEAR ENDED DECEMBER 31, 2024
Results of Operations
The following is a discussion of our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024.
The term “operating” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned and operated in the current reporting period, excluding certain funeral home and cemetery businesses that we have divested in such period.
The term “divested” when discussed in the funeral home segment, refers to thirteen funeral homes we sold and two funeral homes we merged with other businesses we own in existing markets during the year ended December 31, 2025 and six funeral homes we sold and three funeral home we merged with another business we own in an existing market during the year ended December 31, 2024.
The term “divested” when discussed in the cemetery segment, refers to four cemetery we sold during the year ended December 31, 2025 and one cemetery we sold during the year ended December 31, 2024.
The term “ancillary” in the funeral home segment represents our flower shop, monument business, pet cremation business and online cremation businesses.
Cemetery property amortization, field depreciation expense, and regional and unallocated funeral and cemetery costs, are not included in adjusted operating profit, a non-GAAP financial measure. Adding back these items will result in gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Year Ended December 31,
	2025	2024	Inc/(Dec)	% Change
Revenue:
Operating	$239,601	$230,954	$8,647	3.7%
Divested	8,166	13,778	(5,612)	(40.7)%
Ancillary	3,608	4,322	(714)	(16.5)%
Other	17,837	14,060	3,777	26.9%
Total	$269,212	$263,114	$6,098	2.3%

Adjusted operating profit
Operating	$94,617	$91,752	$2,865	3.1%
Divested	1,765	3,402	(1,637)	(48.1)%
Ancillary	552	673	(121)	(18.0)%
Other	15,070	12,163	2,907	23.9%
Total	$112,004	$107,990	$4,014	3.7%

The following measures reflect significant operating metrics over the comparative period:

Contract volume	41,579	40,652	927	2.3%
Average revenue per contract, excluding preneed funeral trust earnings	$5,763	$5,681	$82	1.4%
Average revenue per contract, including preneed funeral trust earnings	$5,924	$5,854	$70	1.2%
Cremation rate	60.8%	59.9%	0.9%	1.7%
Funeral home operating revenue increased $8.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in operating revenue was primarily driven by a 1.4% increase in the average revenue per contract excluding preneed interest as well as a 2.3% increase in contract volume. The increase in revenue is driven by our success in implementing our enhanced pricing strategy through 2025, which contributed to the increase in average revenue per funeral contract.
Funeral home adjusted operating profit for the year ended December 31, 2025, increased $2.9 million when compared to the same period in 2024, reflecting our ongoing focus on cost efficiency and operational improvements. The comparable adjusted operating profit margin decreased 20 basis points to 39.5%, driven by 0.2% increase in operating expenses as a percentage of revenue. Key expense increases include facilities and grounds expense, general and administrative expenses, salaries and benefits, and investment expenses. These increases were partially offset by decreases in transportation expenses, cost of merchandise, and facilities and grounds insurance.
Ancillary revenue decreased $0.7 million, while ancillary adjusted operating profit decreased $0.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in ancillary revenue is primarily due to a decline in our online cremation business.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $3.8 million and $2.9 million, respectively, for the year ended December 31, 2025, compared to the year ended December 31, 2024. These increases are primarily due to the increase in our general agency commission income earned on the sale of preneed insurance policies as we continue to focus on growth of our preneed funeral sales through our strategic partnership with a national insurance provider that began during the second quarter of 2023.

Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Year Ended December 31,
	2025	2024	Inc/(Dec)	% Change
Revenue:
Operating	$130,631	$120,060	$10,571	8.8%
Divested	1,383	5,191	(3,808)	(73.4)%
Other	16,214	15,833	381	2.4%
Total	$148,228	$141,084	$7,144	5.1%

Adjusted operating profit
Operating	$58,653	$55,800	$2,853	5.1%
Divested	430	1,403	(973)	(69.4)%
Other	15,891	15,458	433	2.8%
Total	$74,974	$72,661	$2,313	3.2%

The following measures reflect the significant operating metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	70.8%	70.3%	0.5%	0.7%
Preneed revenue (in thousands)	$92,468	$84,368	$8,100	9.6%
Atneed revenue (in thousands)	$38,163	$35,692	$2,471	6.9%
Number of preneed interment rights sold	14,407	13,910	497	3.6%
Average price per interment right sold	$5,836	$5,486	$350	6.4%
Cemetery operating revenue increased $10.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily as a result of a 6.4% increase in the average price per preneed interment right sold coupled with a 3.6% increase in the number of preneed interment rights sold. Cemetery atneed revenue, which represents approximately 29% of our total operating revenue, increased $2.5 million for the year ended December 31, 2025, compared to the same period of the prior year, primarily due to a 17.1% increase in atneed property sold as well as a 3.4% increase in atneed merchandise and service that was delivered within the period.
Cemetery adjusted operating profit increased $2.9 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The comparable operating profit margin decreased 160 basis points to 44.9%. Operating expenses as a percentage of operating revenue increased 1.6%, driven by increases in key expenses such as promotional expenses, salaries and benefits, and allowance for credit losses.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, increased $0.4 million and $0.4 million, respectively, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is due to a more favorable tax rate on perpetual care income taxes in 2025 compared to 2024.
Cemetery property amortization. Cemetery property amortization totaled $9.4 million for the year ended December 31, 2025, an increase of $1.2 million compared to the year ended December 31, 2024, primarily driven by the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $13.2 million for the year ended December 31, 2025, a decrease of $0.6 million compared to the year ended December 31, 2024, primarily driven by our business decision to lease vehicles rather than purchase them.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $17.7 million for the year ended December 31, 2025, a increase of $2.4 million compared to the year ended December 31, 2024, primarily driven by an increase in leadership and development expenses.

Other Financial Statement Items
General, administrative, and other. General, administrative, and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $48.6 million for the year ended December 31, 2025, a decrease of $10.4 million compared to the year ended December 31, 2024, primarily driven by a $6.2 million decrease in salary and benefits expenses and cash and equity incentive compensation costs, primarily driven by the termination expense of our founder and former Executive Chairman of the Board pursuant to his Transition Agreement and termination expense for our former Chief Financial Officer pursuant to his Separation and Release Agreement recorded in the prior year, and an $6.2 million decrease in other professional fees. These decreases were offset by a $1.0 million increase in depreciation and amortizations, $0.6 million increase in computer maintenance and licenses, and a $0.4 million increase in various other general and administrative expenses.
Net loss on divestitures and impairment charges. The components of Net loss on divestitures and impairment charges are as follows (in thousands):

	Year ended December 31,
	2025	2024
Impairment of goodwill, intangibles, and PPE	$1,761	$637
Net (gain) loss on divestitures	(1,451)	1,224
Net loss on disposals of fixed assets	61	719
Total	$371	$2,580
During the year ended December 31, 2025, we sold thirteen funeral homes and four cemeteries for an aggregate gain of $1.5 million. We also recognized an impairment of $1.8 million on assets held for sale during the year ended December 31, 2025.
During the year ended December 31, 2024, we sold six funeral homes and one cemetery for a loss of $1.2 million. We also recognized an impairment of $0.6 million as a result of our 2024 qualitative assessment of tradenames and an impairment of $40 thousand related to property, plant, and equipment for assets held for sale.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Year ended December 31,
	2025	2024
Senior Notes	$17,722	$17,692
Credit Facility	9,301	13,860
Finance leases	967	506
Acquisition debt	367	406
Other	8	(389)
Total	$28,365	$32,075
Net gain on property damage, net of insurance claims. During the year ended December 31, 2024, we recorded a $0.4 million gain, net of insurance proceeds, for damages from Hurricane Ian, which occurred during the third quarter of 2022.
Other, net. During the year ended December 31, 2025, we recorded a $1.0 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the year ended December 31, 2024.
Income taxes. Income tax expense totaled $18.8 million for the year ended December 31, 2025, an increase of $1.6 million compared to the year ended December 31, 2024. Our operating tax rate before discrete items was 31.6% and 32.1% for the year ended December 31, 2025 and 2024, respectively.
We recorded a net discrete tax benefit of $3.4 million for the year ended December 31, 2025, a decrease of $4.5 million compared to the year ended December 31, 2024. The net discrete tax benefit for the year ended December 31, 2025, is primarily due to vesting of long-term equity compensation, stock option exercises. Our effective tax rate was 26.7% and 34.2% for years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, our unrecognized tax benefit reserve for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses to tax years with a higher effective tax rate than the current 21.0% rate. Our unrecognized tax benefit reserve for the years ended December 31, 2025 and 2024 was $3.6 million and $3.5 million, respectively.
See Part II, Item 8, Financial Statements and Supplementary Data, Notes 1 and 16 for additional information regarding income taxes.

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our Consolidated Financial Statements. Our critical accounting policies are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data” in Note 1.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 4 for additional information related to goodwill.
Business Combinations
Determining the fair value of identifiable assets, particularly intangibles and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, intangible assets, and other assets or liabilities associated with the acquisition.
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
See Part II, Item 8, Financial Statements and Supplementary Data, Note 3 for additional information related to business combinations.
RECENT ACCOUNTING PRONOUNCEMENTS, ACCOUNTING CHANGES AND OTHER REGULATIONS
For discussion of recent accounting pronouncements and accounting changes, see Part II, Item 8, Financial Statements and Supplementary Data, Note 2.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of business, we are typically exposed to a variety of market risks. Currently, these are primarily related to interest rate risk and changes in the values of securities associated with the preneed and perpetual care trusts. Management is actively involved in monitoring exposure to market risk and developing and utilizing appropriate risk management techniques when appropriate and when available at a reasonable price. We are not exposed to any other significant market risks other than those related to the impact of health and safety concerns from epidemics and pandemics and inflation which are described in more detail in Part 1, Item 1A, Risk Factors in this Form 10-K for the year ended December 31, 2025.
The following quantitative and qualitative information is provided about financial instruments to which we are a party at December 31, 2025 and from which we may incur future gains or losses from changes in market conditions. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
In connection with our preneed funeral operations and preneed cemetery merchandise and service sales, the related funeral and cemetery trust funds own investments in equity and debt securities and mutual funds, which are sensitive to current market prices. Cost and market values of such investments at December 31, 2025 are presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 8. The sensitivity of the fixed income securities is such that a 0.25% change in interest rates causes an approximate 0.82% change in the value of the fixed income securities.
We monitor current and forecasted interest rate risk in the ordinary course of business and seek to maintain optimal financial flexibility, quality and solvency. As of December 31, 2025, we had outstanding borrowings under the Credit Facility of $126.7 million. Any further borrowings or voluntary prepayments against the Credit Facility or any change in the floating rate would cause a change in interest expense. We have the option to pay interest under our Credit Facility at either the prime rate or the Term SOFR rate, plus an applicable margin based on our leverage ratio. At December 31, 2025, the prime rate margin was equivalent to 1.125% and the SOFR rate margin was 2.500%. Assuming the outstanding balance remains unchanged, a change of 100 basis points in our borrowing rate would result in a change in income before taxes of $1.3 million. We have not entered into interest rate hedging arrangements in the past. Management continually evaluates the cost and potential benefits of interest rate hedging arrangements.
Our Senior Notes bear interest at the fixed annual rate of 4.25%. We may redeem the Senior Notes, in whole or in part, at the redemption price of 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At December 31, 2025, the carrying value of the Senior Notes on our Consolidated Balance Sheets was $397.3 million and the fair value of the Senior Notes was $385.7 million based on the last traded or broker quoted price as reported by Financial Industry Regulatory Authority. Increases in market interest rates may cause the value of the Senior Notes to decrease, but such changes will not affect our interest costs.
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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Carriage Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2026 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 26, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Carriage Services, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Carriage Services, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 26, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP
Houston, Texas
February 26, 2026

CARRIAGE SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,688	$1,165
Accounts receivable, net	40,647	30,193
Inventories	7,763	7,920
Prepaid and other current assets	5,978	4,123
Current assets held for sale	—	1,135
Total current assets	56,076	44,536
Preneed cemetery trust investments	109,152	98,120
Preneed funeral trust investments	115,416	106,219
Preneed cemetery receivables, net	67,055	50,958
Receivables from preneed funeral trusts, net	16,255	22,372
Property, plant, and equipment, net	286,810	273,004
Cemetery property, net	115,645	109,576
Goodwill	427,897	414,859
Intangible and other non-current assets, net	43,607	40,427
Operating lease right-of-use assets	12,045	14,953
Cemetery perpetual care trust investments	95,625	85,103
Non-current assets held for sale	322	19,453
Total assets	$1,345,905	$1,279,580
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,296	$3,914
Accounts payable	18,999	15,427
Accrued and other liabilities	33,922	38,460
Current liabilities held for sale	—	240
Total current liabilities	57,217	58,041
Acquisition debt, net of current portion	5,581	4,895
Long-term liabilities held for sale	—	13,842
Credit facility	125,435	135,382
Senior notes	397,319	396,597
Obligations under finance leases, net of current portion	9,339	6,045
Obligations under operating leases, net of current portion	10,538	14,035
Deferred preneed cemetery revenue	76,781	61,767
Deferred preneed funeral revenue	33,663	39,261
Deferred tax liability	55,409	51,429
Other long-term liabilities	1,854	1,179
Deferred preneed cemetery receipts held in trust	109,152	98,120
Deferred preneed funeral receipts held in trust	115,416	106,219
Care trusts’ corpus	93,425	84,218
Total liabilities	1,091,129	1,071,030
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 27,378,870 and 26,881,355 shares issued, respectively and 15,751,052 and 15,253,537 shares outstanding, respectively	274	269
Additional paid-in capital	238,539	243,825
Retained earnings	294,716	243,209
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	254,776	208,550
Total liabilities and stockholders’ equity	$1,345,905	$1,279,580
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue:
Service revenue	$191,278	$183,051	$182,166
Property and merchandise revenue	188,503	186,932	169,490
Other revenue	37,659	34,215	30,864
Total revenue	417,440	404,198	382,520
Field costs and expenses:
Cost of service	95,220	90,704	91,799
Cost of merchandise	129,096	126,922	123,817
Cemetery property amortization	9,388	8,168	6,039
Field depreciation expense	13,167	13,729	14,166
Regional and unallocated funeral and cemetery costs	17,747	15,364	16,576
Other expenses	6,146	5,921	5,828
Total field costs and expenses	270,764	260,808	258,225
Gross profit	146,676	143,390	124,295
Corporate costs and expenses:
General, administrative, and other	48,648	59,011	42,125
Net loss on divestitures and impairment charges	371	2,580	1,191
Operating income	97,657	81,799	80,979

Interest expense	28,365	32,075	36,266
Net gain on property damage, net of insurance claims	—	(417)	(343)
Other, net	(971)	61	(1,373)
Income before income taxes	70,263	50,080	46,429
Expense for income taxes	22,196	16,079	13,186
(Benefit) expense related to discrete income tax items	(3,440)	1,048	(170)
Total expense for income taxes	18,756	17,127	13,016
Net income	$51,507	$32,953	$33,413

Basic earnings per common share:	$3.29	$2.17	$2.24
Diluted earnings per common share:	$3.25	$2.10	$2.14

Dividends declared per common share:	$0.45	$0.45	$0.45
Weighted average number of common and common equivalent shares outstanding:
Basic	15,428	14,971	14,803
Diluted	15,634	15,443	15,455
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$51,507	$32,953	$33,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,507	22,890	21,117
Provision for credit losses	3,576	3,351	3,050
Stock-based compensation expense	7,806	6,520	7,703
Deferred income tax expense (benefit)	3,980	(698)	3,307
Amortization of intangibles	1,205	1,357	1,401
Amortization of debt issuance costs	512	622	699
Amortization and accretion of debt	563	539	515
Net loss on divestitures and impairment charges	371	2,580	1,191
Net gain on property damage, net of insurance claims	—	(417)	(343)
Net gain on sale of excess real property	(993)	—	(1,407)
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(28,151)	(24,620)	(8,122)
Inventories, prepaid, and other current assets	(1,687)	1,056	(72)
Intangible and other non-current assets	(3,547)	(4,402)	(3,246)
Preneed funeral and cemetery trust investments	(17,724)	1,390	(775)
Accounts payable	(369)	1,616	169
Accrued and other liabilities	(1,764)	3,590	2,988
Deferred preneed funeral and cemetery revenue	(1,752)	6,866	14,968
Deferred preneed funeral and cemetery receipts held in trust	22,653	(3,197)	(966)
Net cash provided by operating activities	60,693	51,996	75,590
Cash flows from investing activities:
Acquisitions of businesses and real property	(59,026)	—	(44,500)
Capital expenditures	(20,628)	(16,098)	(18,039)
Proceeds from divestitures and sale of other assets	44,483	12,057	4,132
Proceeds from insurance claims	—	403	1,403
Net cash used in investing activities	(35,171)	(3,638)	(57,004)
Cash flows from financing activities:
Borrowings from the credit facility	137,525	54,900	86,100
Payments against the credit facility	(147,825)	(97,000)	(97,700)
Payment of debt issuance costs for the credit facility	—	(781)	—
Payments on acquisition debt and obligations under finance leases	(1,116)	(1,061)	(1,167)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	1,718	2,626	1,494
Taxes paid on restricted stock, performance award vestings, and exercise of stock options	(8,276)	(593)	(252)
Dividends paid on common stock	(7,025)	(6,807)	(6,708)
Net cash used in financing activities	(24,999)	(48,716)	(18,233)
Net increase (decrease) in cash and cash equivalents	523	(358)	353
Cash and cash equivalents at beginning of period	1,165	1,523	1,170
Cash and cash equivalents at end of period	$1,688	$1,165	$1,523

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$26,820	$30,629	$34,682
Cash paid for taxes	16,990	16,654	10,448
Land purchased in exchange for debt	—	—	2,550
The accompanying notes are an integral part of these Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2022	14,732	$264	$238,780	$176,843	$(278,753)	$137,134
Net income	—	—	—	33,413	—	33,413
Issuance of common stock from employee stock purchase plan	63	—	1,494	—	—	1,494
Issuance of common stock to directors and board advisor	16	—	451	—	—	451
Issuance of common stock to former executive	30	—	826	—	—	826
Issuance of restricted common stock	142	2	(2)	—	—	—
Exercise of stock options	12	—	(174)	—	—	(174)
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(3)	—	(78)	—	—	(78)
Stock-based compensation expense	—	—	6,426	—	—	6,426
Dividends on common stock ($0.45 per share)	—	—	(6,708)	—	—	(6,708)
Other	8	—	276	—	—	276
Balance - December 31, 2023	15,000	$266	$241,291	$210,256	$(278,753)	$173,060
Net income	—	—	—	32,953	—	32,953
Issuance of common stock from employee stock purchase plan	57	—	1,187	—	—	1,187
Issuance of common stock to directors and board advisor	17	—	531	—	—	531
Issuance of restricted common stock	157	2	(2)	—	—	—
Exercise of stock options	68	1	1,439	—	—	1,440
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(76)	—	(593)	—	—	(593)
Stock-based compensation expense	—	—	5,989	—	—	5,989
Dividends on common stock ($0.45 per share)	—	—	(6,807)	—	—	(6,807)
Other	31	—	790	—	—	790
Balance -December 31, 2024	15,254	$269	$243,825	$243,209	$(278,753)	$208,550
Net income	—	—	—	51,507	—	51,507
Issuance of common stock from employee stock purchase plan	34	—	1,133	—	—	1,133
Issuance of common stock to directors and board advisor	7	—	266	—	—	266
Issuance of common stock	271	3	(3)	—	—	—
Issuance of restricted common stock	115	1	(1)	—	—	—
Exercise of stock options	132	1	584	—	—	585
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(74)	—	(8,276)	—	—	(8,276)
Stock-based compensation expense	—	—	7,540	—	—	7,540
Dividends on common stock ($0.45 per share)	—	—	(7,025)	—	—	(7,025)
Other	12	—	496	—	—	496
Balance - December 31, 2025	15,751	$274	$238,539	$294,716	$(278,753)	$254,776
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States (“U.S.”). Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 65% of our total revenue and Cemetery Operations, which currently accounts for approximately 35% of our total revenue. At December 31, 2025, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate our critical estimates and judgments, which include those related to the impairment of goodwill and the fair value measurements used in business combinations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income, and net earnings, as a percentage of revenue, will be consistent from period to period.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents at U.S. financial institutions for which the combined account balances in individual institutions may exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. As of December 31, 2025, approximately $2.6 million of our deposits were not covered by FDIC insurance. We have not experienced any losses and believe we are not exposed to any significant risk with such accounts.
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
We determine our allowance for credit losses by using a loss-rate methodology, in which we assess our historical write-off of receivables against our total receivables over several years. From this historical loss-rate approach, we also consider the current and forecasted economic conditions expected to be in place over the life of our receivables. These estimates are impacted by a number of factors, including changes in the economy, demographics, and competition in our local communities. We monitor our ongoing credit exposure through an active review of our customers’ receivables balance against contract terms and due dates. Our activities include timely performance of our accounts receivable reconciliations, assessment of our aging of receivables, dispute resolution, and payment confirmation. We monitor any change in our historical write-off of receivables utilized in our loss-rate methodology and assess forecasted changes in market conditions within our credit reserve.
See Note 6 to the Consolidated Financial Statements for additional information related to our funeral and cemetery receivables.
Inventory
Inventory consists primarily of caskets, outer burial containers, and cemetery monuments and markers and is recorded at the lower of its cost basis or net realizable value. Inventory is relieved using specific identification in fulfillment of performance obligations on our contracts.
Business Combinations
Tangible and intangible assets acquired, and liabilities assumed are recorded at fair value and goodwill is recognized for any difference between the price of the acquisition and fair value. We recognize the assets acquired, the liabilities assumed, and any non-controlling interest at the fair value as of that date. Acquisition related costs are recognized separately from the acquisition and are expensed as incurred. We customarily estimate related transaction costs known at closing. To the extent that information not available to us at the closing date subsequently becomes available during the allocation period, we may adjust goodwill, intangible assets, assets or liabilities associated with the acquisition.
See Note 3 to the Consolidated Financial Statements for additional information related to acquisitions.
Divested Operations
Prior to divesting a funeral home or cemetery, we first determine whether the sale of the net assets and activities (together referred to as a “set”) qualifies as a business. First, we perform a screen test to determine if the set is not a business. The principle factor in the screen test is that if substantially all of the fair value of the gross assets sold resides in a single asset or group of similar assets, the set is not a business. If the screen is not met, we perform an assessment to determine if the set is a business by evaluating whether the set has both inputs and a substantive process that together significantly contribute to the ability to create outputs. When both inputs and a substantive process are present then the set is determined to be a business, and we consider the accounting treatment of goodwill for that set (see discussion of Goodwill below). Goodwill is only allocated to the sale if the set is considered to be a business.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
For the year ended December 31, 2025 and 2024, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our 2025 quantitative assessment did not indicate any impairment to intangible assets as a result of our testing. As a result of our 2024 qualitative assessment, we determined that there were factors that would indicate the need to perform additional quantitative impairment tests for certain funeral home businesses. As a result of these additional quantitative impairment tests, we recorded an impairment to the tradenames for certain funeral home businesses of $0.6 million, during the year ended December 31, 2024, as the carrying amount of these tradenames exceeded their fair value.
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
Our trust fund assets are reflected in our financial statements as Preneed cemetery trust investments, Preneed funeral trust investments, and Cemetery perpetual care trust investments. We have recognized financial interests of third parties in the trust funds in our financial statements as Deferred preneed funeral and cemetery receipts held in trust and Care trusts’ corpus.
Fixed income securities are classified as trading securities and accounted for at fair value. Equity securities with readily determinable market values are accounted for at fair value. The fair value of our trust fund assets is accounted for as Collateralized Financing Entities (“CFEs”) in ASC Topic 810. The accounting guidance for CFEs allows companies to elect to measure both the financial assets and financial liabilities using the more observable of the fair value of the financial assets or fair value of the financial liabilities. Pursuant to this guidance, we have determined the fair value of the financial assets of the trusts are more observable and we first measure those financial assets at fair value. Our fair value of the financial liabilities mirrors the fair value of the financial assets.
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
Deferred Revenue
We have preneed funeral trust fund assets in trusts that are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these receivables at cost, reflected in our financial statements as Receivables from preneed funeral trusts, net, with a corresponding amount recognized as Deferred preneed funeral revenue.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
During the year ended December 31, 2023, we withdrew $8.6 million of realized capital gains and earnings from our preneed funeral and cemetery trust investments. We did not withdraw any realized capital gains and earnings from our preneed trust investments during the year ended December 31, 2025 and 2024. In certain states, we are allowed to make these withdrawals prior to the delivery of preneed merchandise and service contracts. The realized capital gains and earnings withdrawn increase our cash flow from operations, but are not recognized as revenue in our Consolidated Statements of Operations, however, they reduce our Preneed funeral trust investments and Preneed cemetery trust investments and increase our Deferred preneed funeral revenue and Deferred preneed cemetery revenue.
Held for Sale
The Company classifies assets and liabilities (disposal groups) to be sold as held for sale (“HFS”) in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the disposal group; (2) the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; (4) the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company’s control extend the period of time required to sell the disposal group beyond one year; (5) the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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
See Note 20 to the Consolidated Financial Statements for additional information related to assets and liabilities held for sale.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
capitalized commissions on preneed contracts are amortized on a straight-line basis over the average maturity period of ten years for our preneed funeral trust contracts and eight years for our preneed cemetery merchandise and services contracts.
The selling costs related to the sales of cemetery interment rights, which include real property and other costs related to cemetery development activities, continue to be expensed using the specific identification method in the period in which the sale of the cemetery interment right is recognized as revenue. The selling costs related to preneed funeral insurance funded contracts continue to be expensed in the period incurred as these contracts are not included on our Consolidated Balance Sheets.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. The costs of ordinary maintenance and repairs are charged to operations as incurred, while renewals and major replacements that extend the useful economic life of the asset are capitalized. Depreciation of property, plant, and equipment is computed based on the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	15 to 40
Furniture and fixtures	5 to 10
Machinery and equipment	3 to 15
Vehicles	5 to 7
Long-lived assets, such as property, plant, and equipment and right-of-use assets (see discussion of Leases below) are reported at the lower of their carrying amount or fair value and are reviewed for impairment whenever events, such as significant negative industry or economic trends or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results. We test the recoverability of our long-lived assets by comparing their carrying value to the sum of the undiscounted cash flows expected to result from the use of the assets over their remaining useful lives. We recognize an impairment loss if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value.
Additionally, assets to be disposed of and assets not expected to provide any future service potential are recorded at the lower of their carrying amount or fair value less estimated costs to sell. If we determine that the carrying value is not recoverable from the proceeds of the sale, we record an impairment loss at that time.
See Note 20 to the Consolidated Financial Statements for additional information related to property, plant, and equipment.
Cemetery Property
When we acquire a cemetery, we utilize an internal and external approach to determine the fair value of the cemetery property. From an external perspective, we obtain an accredited appraisal to provide reasonable assurance for property existence, property availability (unrestricted) for development, property lines, available spaces to sell, identifiable obstacles or easements, and general valuation inclusive of known variables in that market. From an internal perspective, we conduct a detailed analysis of the acquired cemetery property using other cemeteries in our portfolio as a benchmark. This provides the added benefit of relevant data that is not available to third-party appraisers. Through this thorough internal process, we are able to identify viable costs of property based on historical experience, particular markets and demographics, reasonable margins, practical retail prices and park infrastructure and condition.
When cemetery property is sold, the value of the cemetery property (interment right costs) is expensed as amortization using the specific identification method in the period in which the sale of the interment right is recognized as revenue.
See Note 20 to the Consolidated Financial Statements for additional information related to cemetery property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Leases
We have operating and finance leases. We lease certain office facilities, certain funeral homes, vehicles, and equipment under operating leases with original terms ranging from one to twenty years. Many leases include one or more options to renew, some of which include options to extend the leases for up to forty years. We lease certain funeral homes, vehicles, and equipment under finance leases with original terms ranging from three and a half to forty years. We do not have any material lease agreements with residual value guarantees, sale-leaseback terms, material restrictive covenants, related parties or sublease arrangements.
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
Operating lease ROU assets are included in Operating lease right-of-use assets and operating lease liabilities are included in Current portion of operating lease obligations and Obligations under operating leases, net of current portion on our Consolidated Balance Sheets. Finance lease ROU assets are included in Property, plant, and equipment, net and finance lease liabilities are included in Current portion of finance lease obligations and Obligations under finance leases, net of current portion on our Consolidated Balance Sheets.
See Note 14 to the Consolidated Financial Statements for additional information related to leases.
Equity Plans and Stock-Based Compensation
We have equity-based employee and director compensation plans under which we have granted stock awards, stock options, and performance awards. We also have an employee stock purchase plan (the “ESPP”). We recognize compensation expense in an amount equal to the fair value of the stock-based awards expected to vest or to be purchased over the requisite service period. We recognize the effect of forfeitures in compensation cost when they occur and any previously recognized compensation cost for an award is reversed in the period that the award is forfeited.
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
We recognize all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) as income tax benefit or expense in the income statement. We treat the tax effects of exercised or vested awards as discrete items in the reporting period in which they occur. The excess tax benefit related to share-based payments was $2.8 million for the year ended December 31, 2025. The excess tax deficiency related to share-based payments was $0.8 million for the year ended December 31, 2024. We had immaterial amounts of excess tax deficiency for the year ended December 31, 2023. Excess tax benefits and deficiencies are recorded within Expense (benefit) related to discrete income tax items on our Consolidated Statements of Operations and are included in operating cash flows on the Consolidated Statements of Cash Flows.
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
Ancillary funeral service revenue, which is recorded in Other revenue, represents revenue from our flower shop, pet cremation business, and online cremation businesses. Revenue is recognized when control of the merchandise or services is transferred to the customer and are primarily sold on an atneed basis.
The earnings from our preneed trust investments, as well as trust management fees charged by our wholly owned registered investment advisory firm CSV RIA are recorded in Other revenue. At December 31, 2025, CSV RIA provided investment management and advisory services to approximately 80% of our trust assets, for a fee based on the market value of trust assets. Under state trust laws, we are allowed to charge the trust a fee for advising on the investment of the trust assets and these fees are recognized as income in the period in which services are provided.
Balances due on undelivered preneed funeral trust contracts have reduced Deferred preneed funeral revenue by $11.3 million and $10.2 million at December 31, 2025 and 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of 10 years for preneed funeral contracts.
Balances due from customers on delivered preneed cemetery contracts are included in Accounts receivable, net and Preneed cemetery receivables, net on our Consolidated Balance Sheets. Balances due on undelivered preneed cemetery contracts have reduced Deferred preneed cemetery revenue on our Consolidated Balance Sheets by $16.6 million and $13.6 million at December 31, 2025 and 2024, respectively. As these performance obligations are to be completed after the date of death, we cannot quantify the recognition of revenue in future periods. However, we estimate an average maturity period of eight years for preneed cemetery contracts.
See Note 19 to the Consolidated Financial Statements for additional information related to the disaggregation of revenue by segment..
Income Taxes
We and our subsidiaries file a consolidated U. S. federal income tax return, separate income tax returns in 14 states in which we operate and combined or unitary income tax returns in 10 states in which we operate. We record deferred taxes for temporary differences between the tax basis and financial reporting basis of assets and liabilities. We classify our deferred tax liabilities and assets as non-current on our Consolidated Balance Sheets.
We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more-likely-than not that the tax benefits will be realized.
We analyze tax benefits for uncertain tax positions and how they are to be recognized, measured, and derecognized in the financial statements; provide certain disclosures of uncertain tax matters; and specify how reserves for uncertain tax positions should be classified on our Consolidated Balance Sheets. Accrued interest and penalties related to uncertain tax positions is included in (Benefit) expense related to discrete income tax items on our Consolidated Statements of Operations.
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
See Note 18 to the Consolidated Financial Statements for additional information related to the computation of earnings per share.
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
Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software. Under the new guidance, costs associated with software developed for internal use will now be capitalized when management authorizes a project and when it is probable the project will be completed and used to perform the function intended, rather than when a project reaches the application development stage under existing guidance. The guidance is effective beginning January 1, 2028, with early adoption permitted, and can be applied prospectively, retrospectively, or on a modified retrospective basis. We have not determined the transition method, timing for adoption, or estimated the effect on our consolidated financial statements.

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
The following table summarizes the breakdown of the preliminary purchase price allocation for the businesses described above (in thousands):

Preliminary Purchase Price Allocation
Current assets	$3,302
Preneed trust assets	4,068
Property, plant, and equipment	23,315
Cemetery property	2,733
Goodwill	37,746
Intangible and other non-current assets	3,222
Assumed liabilities	(1,293)
Preneed trust liabilities	(4,068)
Deferred revenue	(12,526)
Purchase price	$56,499
The purchase price allocation was updated for immaterial measurement-period adjustments; no other material changes to the acquisition accounting were identified. The purchase accounting is preliminary as we have not finalized our assessment of the fair value because there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and the final determination of fair value. We are also currently reviewing the allocation of goodwill between segments.
We did not acquire any businesses during the year ended December 31, 2024. On March 22, 2023, we acquired a business consisting of three funeral homes, two cemeteries and one cremation focused business in the Bakersfield, CA area for $44.0 million in cash. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired businesses are reflected in our Consolidated Statements of Operations from the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes the breakdown of the purchase price allocation for our Bakersfield, CA business acquisition (in thousands):

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Current assets	$7,087	$131	$7,218
Preneed trust assets	—	11,428	11,428
Property, plant & equipment	12,577	245	12,822
Cemetery property	9,035	—	9,035
Goodwill	13,612	(106)	13,506
Intangible and other non-current assets	3,763	—	3,763
Assumed liabilities	(300)	(66)	(366)
Deferred tax liability	—	—	—
Preneed trust liabilities	—	(11,428)	(11,428)
Deferred revenue	(1,774)	(204)	(1,978)
Purchase price	$44,000	$—	$44,000
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
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

	December 31, 2025	December 31, 2024
Goodwill at the beginning of the year	$414,859	$423,643
Increase in goodwill related to acquisitions	37,746	—
Decrease in goodwill related to divestitures	(24,708)	(8,784)
Goodwill at the end of the year	$427,897	$414,859
During the year ended December 31, 2025, we allocated $24.7 million of goodwill to the sale of thirteen funeral homes and four cemeteries which was recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations, of which $23.0 million was allocated to our funeral home segment and $1.7 million was allocated to our cemetery segment.
During the year ended December 31, 2024, we allocated $8.8 million of goodwill to the sale of six funeral homes and one cemetery which was recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations, of which $7.8 million was allocated to our funeral homes segment and $1.0 million was allocated to our cemetery segment.
As a result of our 2025 and 2024 annual qualitative impairment assessments, we determined that there were no factors that would indicate the need to perform an additional quantitative goodwill impairment test. We concluded that it is more-likely-than-not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
See Notes 1, 3, and 5 to the Consolidated Financial Statements for a discussion of the methodology used for our annual goodwill impairment test and a discussion of our acquisitions and divestitures.
5. DIVESTED OPERATIONS
During the year ended December 31, 2025, we sold thirteen funeral homes and four cemeteries for an aggregate of $40.4 million and merged two funeral homes with other businesses we own in existing markets. During the year ended December 31, 2024, we sold six funeral homes and one cemetery for an aggregate of $10.9 million and merged three funeral homes with other business we own in existing markets. During the year ended December 31, 2023, we sold two funeral homes and two cemeteries for an aggregate of $1.1 million and merged one funeral home with another business we own in a nearby market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net loss on divestitures and impairment charges. The components of Net loss on divestitures and impairment charges are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Impairment of goodwill, intangibles, and PPE	$1,761	$637	$454
Net (gain) loss on divestitures	(1,451)	1,224	106
Net loss on disposals of fixed assets	61	719	631
Total	$371	$2,580	$1,191
For the years ending December 31, 2025, 2024 and 2023, after each divestiture, we concluded that it was more-likely-than not that the fair value of our reporting units was greater than their carrying value and thus there was no impairment to goodwill.
See Note 1 to the Consolidated Financial Statements for a discussion of the methodology used for assessing goodwill impairment after a divestiture of a business.
6. RECEIVABLES
Accounts Receivable
Accounts receivable is comprised of the following (in thousands):

	December 31, 2025
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$7,369	$31,267	$—	$—	$38,636
Other receivables	1,245	2,614	1,726	—	5,585
Allowance for credit losses	(363)	(3,211)	—	—	(3,574)
Accounts receivable, net	$8,251	$30,670	$1,726	$—	$40,647

	December 31, 2024
Column1	Funeral	Cemetery	Corporate	Held for Sale	Total
Trade and financed receivables	$7,085	$24,355	$—	$(833)	$30,607
Other receivables	557	345	—	—	902
Allowance for credit losses	(302)	(1,014)	—	—	(1,316)
Accounts receivable, net	$7,340	$23,686	$—	$(833)	$30,193
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the year ended December 31, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	Recoveries	December 31, 2025
Trade and financed receivables:
Funeral	$(302)	$(1,021)	$1,811	$(851)	$(363)
Cemetery	(1,014)	(999)	(1,198)	—	(3,211)
Total allowance for credit losses on trade and financed receivables	$(1,316)	$(2,020)	$613	$(851)	$(3,574)
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Interment rights	$99,741	$79,436
Merchandise and services	17,761	13,128
Unearned finance charges	4,805	4,983
Cemetery receivables	$122,307	$97,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The components of our cemetery receivables are as follows (in thousands):

	December 31, 2025	December 31, 2024
Cemetery receivables	$122,307	$97,547
Less: unearned finance charges	(4,805)	(4,983)
Cemetery receivables, at amortized cost	$117,502	$92,564
Less: allowance for contract cancellation and credit losses	(5,812)	(3,018)
Less: balances due on undelivered cemetery preneed contracts	(16,579)	(13,576)
Less: amounts in accounts receivable	(28,056)	(23,341)
Preneed cemetery receivables, net including HFS	$67,055	$52,629
Less: Held for sale	—	(1,671)
Preneed cemetery receivables, net	$67,055	$50,958
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the year ended December 31, 2025 (in thousands):

	January 1, 2025	Provision for Credit Losses	Write Offs	December 31, 2025
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,004)	$(1,556)	$959	$(2,601)
The amortized cost basis of our cemetery receivables by year of origination as of December 31, 2025 is as follows (in thousands):

	2025	2024	2023	2022	2021	Prior	Total
Total cemetery receivables, at amortized cost	$60,523	$32,912	$13,978	$6,886	$2,254	$949	$117,502
The aging of past due cemetery receivables as of December 31, 2025 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$2,523	$1,174	$460	$4,345	$8,502	$92,421	$100,923
Deferred revenue	575	236	258	4,226	5,295	16,089	21,384
Total contracts	$3,098	$1,410	$718	$8,571	$13,797	$108,510	$122,307
The aging of past due preneed cemetery receivables as of December 31, 2024 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$1,599	$1,065	$832	$2,578	$6,074	$72,914	$78,988
Deferred revenue	302	160	105	612	1,179	17,380	18,559
Total contracts	$1,901	$1,225	$937	$3,190	$7,253	$90,294	$97,547
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
At December 31, 2025, the carrying value and fair value of our Credit Facility was $126.7 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At December 31, 2025, the carrying value of our acquisition debt was $6.2 million, which approximated its fair value. The fair value of our Senior Notes was $385.7 million at December 31, 2025, based on the last traded or broker quoted price.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at December 31, 2025 because the investments include restrictions that do not allow for liquidation until 2027. As of December 31, 2025, we do not have an unfunded commitment for this investment.
Furthermore, we have six investments in real estate debt and structured credit (“alternative investments”), whose fair value has been estimated using NAV and therefore, has not been classified in the fair value hierarchy. The investment strategy for these alternative investments is to create capital growth, income generation, and risk-adjusted returns. Capital growth is achieved by identifying high-potential investments that are appreciated over time. Income generation may involve dividends, rental income, or interest from various investments. Risk-adjusted returns focus on balancing potential profits with acceptable levels of risk, often through diversification and careful asset allocation. The real estate debt is approximately 44% of the total alternative investment and can be liquidated with a 40-day notice period and cannot exceed 5% of the total fund’s value. The structured credit is approximately 56% of the total alternative investment and can be liquidated with a 15-day notice period with no restrictions. As of December 31, 2025, we had approximately $43.1 million in unfunded commitments for these investments.
We identified investments in fixed income securities, common stock, and mutual funds presented within the preneed and perpetual care trust investments categories on our Consolidated Balance Sheets as having met the criteria for fair value measurement. Our receivables from preneed funeral trusts represent assets in trusts, which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these receivables at cost.
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
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of December 31, 2025 and 2024, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Preneed cemetery trust investments, at market value	$112,531	$106,143
Less: allowance for contract cancellation	(3,379)	(3,147)
Preneed cemetery trust investments	$109,152	$102,996
Less: Held for sale	—	(4,876)
Preneed cemetery trust investments	$109,152	$98,120
The cost and market values associated with preneed cemetery trust investments at December 31, 2025, are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,653	$—	$—	$15,653
Common stock	1	11,599	768	(1,709)	10,658
Limited partnership fund		3,496	—	(93)	3,403
Mutual funds:
Equity	1	9,483	—	(279)	9,204
Fixed income	2	43,013	353	(50)	43,316
Alternative investments		29,380	374	(68)	29,686
Trust securities		$112,624	$1,495	$(2,199)	$111,920
Accrued investment income		$611			$611
Preneed cemetery trust investments					$112,531
Market value as a percentage of cost					99.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The cost and market values associated with preneed cemetery trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$23,215	$—	$—	$23,215
Fixed income securities:
U.S. agency obligations	2	664	1	(46)	$619
Foreign debt	2	8,575	1,431	(8)	9,998
Corporate debt	2	8,500	365	(256)	8,609
Preferred stock	2	2,833	479	(176)	3,136
Certificates of deposit	2	79	—	(5)	74
Common stock	1	29,325	4,322	(3,381)	30,266
Limited partnership fund		3,530	84	—	3,614
Mutual funds:
Equity	1	911	85	—	996
Fixed income	2	27,268	94	(2,376)	24,986
Trust securities		$104,900	$6,861	$(6,248)	$105,513
Accrued investment income		$630			$630
Preneed cemetery trust investments					$106,143
Market value as a percentage of cost					100.6%
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
There were no fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Investment income	$2,712	$2,834	$2,479
Realized gains	12,008	11,600	3,492
Realized losses	(7,784)	(14,191)	(2,507)
Unrealized gains (losses), net	(704)	613	(4,352)
Expenses and taxes	(1,951)	(2,175)	(1,653)
Net change in deferred preneed cemetery receipts held in trust	(4,281)	1,319	2,541
	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Purchases	$(70,979)	$(25,246)	$(22,478)
Sales	72,597	33,725	18,378
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Preneed funeral trust investments, at market value	$118,993	$111,721
Less: allowance for contract cancellation	(3,577)	(3,305)
Preneed funeral trust investments	$115,416	$108,416
Less: Held for sale	—	(2,197)
Preneed funeral trust investments	$115,416	$106,219
The cost and market values associated with preneed funeral trust investments at December 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,985	$—	$—	$20,985
Fixed income securities:
U.S agency obligations	2	306	—	(18)	288
Common stock	1	11,981	793	(1,765)	11,009
Limited partnership fund		3,611	—	(97)	3,514
Mutual funds:
Equity	1	9,226	—	(276)	8,950
Fixed income	2	41,059	331	(48)	41,342
Other investments	2	1,724	—	—	1,724
Alternative investments		30,344	386	(70)	30,660
Trust securities		$119,236	$1,510	$(2,274)	$118,472
Accrued investment income		$521			$521
Preneed cemetery trust investments					$118,993
Market value as a percentage of cost					99.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$—
Due in one to five years	189
Due in five to ten years	99
Thereafter	—
Total fixed income securities	$288
The cost and market values associated with preneed funeral trust investments at December 31, 2024 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$33,735	$—	$—	$33,735
Fixed income securities:
U.S agency obligations	2	387	—	(30)	357
Foreign debt	2	8,193	1,373	(7)	9,559
Corporate debt	2	7,941	351	(134)	8,158
Preferred stock	2	2,577	460	(218)	2,819
Common stock	1	26,293	3,989	(2,876)	27,406
Limited partnership fund		3,392	80	—	3,472
Mutual funds:
Equity	1	763	41	—	804
Fixed income	2	24,952	83	(2,118)	22,917
Other investments	2	1,910	—	—	1,910
Trust securities		$110,143	$6,377	$(5,383)	$111,137
Accrued investment income		$584			$584
Preneed cemetery trust investments					$111,721
Market value as a percentage of cost					100.9%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2025
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$288	$(18)	$288	$(18)
Total fixed income securities with an unrealized loss	$—	$—	$288	$(18)	$288	$(18)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Investment income	2,174	2,177	2,004
Realized gains	16,311	10,722	3,354
Realized losses	(8,420)	(12,947)	(2,170)
Unrealized gains (losses), net	(764)	994	(3,104)
Expenses and taxes	(1,197)	(1,120)	(848)
Net change in deferred preneed funeral receipts held in trust	(8,104)	174	764
	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Purchases	(63,188)	(23,799)	(21,425)
Sales	85,178	31,038	17,300
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	December 31, 2025	December 31, 2024
Cemetery perpetual care trust investments, at market value	$95,625	$87,337
Obligations due to (due from) trust	(2,200)	(885)
Care trusts’ corpus, including HFS	$93,425	$86,452
Less: Held for sale	—	(2,234)
Care trusts' corpus	$93,425	$84,218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2025 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,800	$—	$—	$8,800
Fixed income securities:
Corporate debt	2	94	2	—	96
Common stock	1	10,527	1,028	(1,451)	10,104
Limited partnership fund		2,892	—	(77)	2,815
Mutual funds:
Equity	1	9,271	216	(257)	9,230
Fixed income	2	39,229	319	(145)	39,403
Alternative investments		24,308	310	(57)	24,561
Trust securities		$95,121	$1,875	$(1,987)	$95,009
Accrued investment income		$616			$616
Preneed cemetery trust investments					$95,625
Market value as a percentage of cost					99.9%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$25
Due in one to five years	71
Due in five to ten years	—
Thereafter	—
Total fixed income securities	$96
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
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Realized gains	1,897	1,432	1,025
Realized losses	$(1,966)	$(1,873)	$(639)
Unrealized gains (losses), net	(112)	447	(3,767)
Net change in care trusts’ corpus	181	(6)	3,381
	$—	$—	$—
Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Investment income	$10,664	$14,806	$12,824
Realized losses	(888)	(3,589)	(1,583)
Total	$9,776	$11,217	$11,241
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Purchases	$(64,928)	$(21,441)	$(18,024)
Sales	$64,880	$29,967	$21,613
9. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	December 31, 2025	December 31, 2024
Preneed funeral trust funds, at cost	$16,758	$23,063
Less: allowance for contract cancellation	(503)	(691)
Receivables from preneed funeral trusts, net	$16,255	$22,372
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at December 31, 2025 and 2024. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The composition of the preneed trust funds at December 31, 2025, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$2,220	$2,220
Fixed income investments	11,108	11,108
Mutual funds and common stocks	3,426	3,306
Annuities	4	4
Total	$16,758	$16,638
The composition of the preneed trust funds at December 31, 2024, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$6,826	$6,826
Fixed income investments	12,998	12,998
Mutual funds and common stocks	3,235	2,999
Annuities	4	4
Total	$23,063	$22,827
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
Additionally, during the year ended December 31, 2023, we received a $6.0 million incentive payment from a vendor for entering into a strategic partnership agreement to market and sell prearranged funeral services in the future, which increased our cash flow from operations and Deferred preneed funeral revenue. The incentive payment is subject to partial claw-back if certain preneed funeral sales volumes are not met within the ten-year term of the agreement. As such, we recognize the incentive payment in proportion to our achieved preneed funeral sales volume, net of cancellations, at each reporting period. We recognized $0.4 million in the year ended December 31, 2025, and $0.2 million in each of the years ended December 31, 2024 and 2023 of the incentive payment as Other revenue.
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
Preneed funeral contracts to be funded at maturity by third-party insurance policies totaled $420.4 million and $421.3 million at December 31, 2025 and 2024, respectively, and are not recorded as assets or liabilities on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. INTANGIBLE AND OTHER NON-CURRENT ASSETS
Intangible and other non-current assets are as follows (in thousands):

	December 31, 2025	December 31, 2024
Trade names	$29,867	$28,116
Internally developed software, net of accumulated amortization of $1,898 and $764, respectively	6,948	5,601
Capitalized commissions on preneed contracts, net of accumulated amortization of $5,288 and $4,653, respectively	5,151	4,991
Prepaid agreements not-to-compete, net of accumulated amortization of $3,875 and $3,543, respectively	650	923
Non-current prepaid and other intangibles, net of accumulated amortization of $478 and $109, respectively	654	1,011
Deferred Compensation	337	—
Intangible and other non-current assets, net including HFS	$43,607	$40,642
Less: Held for sale	—	(215)
Intangible and other non-current assets, net	$43,607	$40,427
Trade names
During the year ended December 31, 2025, we increased the value of our trade names by $3.1 million, with $2.1 million allocated to our funeral home segment and $1.0 million allocated to our cemetery segment, related to our acquisition of businesses, as more fully described in Note 3 to the Consolidated Financial Statements.
During the year ended December 31, 2025, four of the funeral homes that we sold and one funeral home that was closed and subsequently sold as real property had a carrying value of trade names of $1.3 million, which was included in the loss on sale and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations.
During the year ended December 31, 2024, two of the funeral homes that we sold had a carrying value of trade names of $0.2 million, which was included in the loss on sale and recorded in Net loss on divestitures and impairment charges on our Consolidated Statements of Operations.
See Notes See Notes 1, 3, and 5 to the Consolidated Financial Statements for additional information related to Tradenames.
Internally Developed Software
Internally developed software is typically amortized on a straight-line basis over five years. Amortization expense was $1.1 million for each of the years ended December 31, 2025, and $0.3 million for each of the years ended December 31, 2024 and 2023.
Capitalized Commissions
Amortization expense was $0.9 million for each of the years ended December 31, 2025 and 2024, and $0.8 million and for the year ended December 31, 2023.
Prepaid Agreements Not-to-Compete
Prepaid agreements not-to-compete are amortized over the term of the respective agreements, generally ranging from one to ten years. Amortization expense was $0.4 million, $0.5 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Non-current Prepaid and Other Intangibles
Non-current prepaid agreements are related to software licenses that have been prepaid for multiple years. These agreements are amortized on a straight-line basis over the term of the respective agreements, generally ranging from two to three years. Other intangible assets relate to intellectual property and are amortized on a straight-line basis, typically over three years. Amortization expense was $0.1 million for each of the years ended December 31, 2025 and 2024 and $37 thousand for the year ended December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The aggregate amortization expense for our capitalized commissions, prepaid not-to-compete agreements, internal-use software and non-current prepaid and other agreements as of December 31, 2025 is as follows (in thousands):

	Capitalized Commissions	Prepaid Agreements Not-to-compete	Internally Developed Software	Non-current Prepaid and Other Intangibles
Years ending December 31,
2026	$964	$306	$1,701	$85
2027	906	182	1,704	488
2028	830	118	1,367	51
2029	727	30	1,090	30
2030	623	5	1,086	—
Thereafter	1,101	9	—	—
Total amortization expense	$5,151	$650	$6,948	$654
12. CREDIT FACILITY AND ACQUISITION DEBT
At December 31, 2025, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At December 31, 2025, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Credit Facility	$126,700	$137,000
Debt issuance costs, net of accumulated amortization of $3,300 and $2,947, respectively	(1,265)	(1,618)
Total Credit Facility	$125,435	$135,382

Acquisition debt	$6,188	$5,466
Less: current portion	(607)	(571)
Total acquisition debt, net of current portion	$5,581	$4,895
At December 31, 2025, we had outstanding borrowings under the Credit Facility of $126.7 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2026, and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At December 31, 2025, we had $121.1 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At December 31, 2025, the prime rate margin was equivalent to 1.13% and the SOFR term margin was 2.50%. The weighted average interest rate on our Credit Facility was 6.7% and 8.7% for the years ended December 31, 2025 and 2024, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Credit Facility interest expense	$8,948	$13,390	17,251
Credit Facility amortization of debt issuance costs	353	469	552
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 8.5%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Acquisition debt imputed interest expense	367	406	291
The aggregate maturities of our Credit Facility and acquisition debt for the next five years subsequent to December 31, 2025 and thereafter, excluding debt issuance costs, are as follows (in thousands):

	Credit Facility	Acquisition Debt
Years ending December 31,
2026	$—	$691
2027	—	691
2028	—	691
2029	126,700	691
2030	—	691
Thereafter	—	5,947
Total Credit Facility and acquisition debt	$126,700	$9,402
Less: Interest	—	(3,214)
Present value of Credit Facility and acquisition debt	$126,700	$6,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. SENIOR NOTES
At December 31, 2025, we had $400.0 million in aggregate principal amount of 4.25% Senior Notes due 2029 (the “Senior Notes”) and related guarantees by the Subsidiary Guarantors, which were issued in a private offering under Rule 144A and Regulation S of the Securities Act.
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
We may redeem the Senior Notes, in whole or in part, at the redemption price of 100% on or after May 15, 2026, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of 41 months of the Senior Notes. The effective interest rate on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for each of the years ended December 31, 2025 and 2024 was 4.42%.
The carrying value of our Senior Notes is reflected on our Consolidated Balance Sheets as follows (in thousands):
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheets as follows (in thousands):

	December 31, 2025	December 31, 2024
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $2,411 and $1,848, respectively	(2,089)	(2,652)
Debt issuance costs, net of accumulated amortization of $685 and $526, respectively	(592)	(751)
Carrying value of the Senior Notes	$397,319	$396,597
At December 31, 2025, the fair value of the Senior Notes, which are Level 2 measurements, was $385.7 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Year ended December 31,
	2025	2024	2023
Senior Notes interest expense	$17,000	$17,000	$17,000
Senior Notes amortization of debt discount	563	539	515
Senior Notes amortization of debt issuance costs	159	153	147
The aggregate maturities of our Senior Notes for the next five years subsequent to December 31, 2025 and thereafter are as follows (in thousands):

	Principal Maturity	Discount Amortization	Carrying Value
Years ending December 31,
2026	$—	$(588)	$(588)
2027	—	(615)	(615)
2028	—	(642)	(642)
2029	400,000	(244)	399,756
2030	—	—	—
Thereafter	—	—	—
Total	$400,000	$(2,089)	$397,911
14. LEASES
Our lease obligations consist of operating and finance leases related to real estate, vehicles and equipment. The components of lease cost are as follows (in thousands):

		Years Ended December 31,
	Income Statement Classification	2025	2024	2023
Operating lease cost	Facilities and grounds expense(1)	$3,865	$3,998	$3,526
Short-term lease cost	Facilities and grounds expense(1)	277	232	372
Variable lease cost	Facilities and grounds expense(1)	183	380	234

Finance lease cost:
Depreciation of leased assets	Depreciation and amortization(2)	$543	511	541
Interest on lease liabilities	Interest expense	967	506	500
Total finance lease cost		1,510	1,017	1,041
Total lease cost		$5,835	$5,627	$5,173

(1)	Facilities and grounds expense is included within Cost of service and General, administrative, and other on our Consolidated Statements of Operations.
(2)	Depreciation and amortization expense is included within Field depreciation expense and General, administrative, and other on our Consolidated Statements of Operations.
Supplemental cash flow information related to our leases is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash paid for operating leases included in operating activities	$4,833	$4,325	$3,779
Cash paid for finance leases included in financing activities	642	1,083	1,153

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Right-of-use assets obtained in exchange for new leases are as follows (in thousands):

	Year ended December 31,
	2025	2024
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,501	$1,224
Right-of-use assets obtained in exchange for new finance lease liabilities	3,761	1,027

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease Type	Balance Sheet Classification	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$12,045	$14,953

Finance lease right-of-use assets	Property, plant, and equipment, net	$12,174	$8,564
Accumulated depreciation	Property, plant, and equipment, net	(3,817)	(3,214)
Finance lease right-of-use assets, net		$8,357	$5,350

Operating lease current liabilities	Current portion of operating lease obligations	$3,084	$2,810
Finance lease current liabilities	Current portion of finance lease obligations	605	533
Total current lease liabilities	Total current lease liabilities	$3,689	$3,343

Operating lease non-current liabilities	Obligations under operating leases, net of current portion	$10,538	$14,035
Finance lease non-current liabilities	Obligations under finance leases, net of current portion	9,339	6,045
Total non-current lease liabilities	Total non-current lease liabilities	$19,877	$20,080

Total lease liabilities		$23,566	$23,423
The average lease terms and discount rates at December 31, 2025 are as follows:

	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	6.0	8.2%
Finance leases	22.4	8.7%
The aggregate future lease payments for non-cancelable operating and finance leases at December 31, 2025 are as follows (in thousands):

	Operating	Finance
Lease payments due:
2026	$4,008	$1,681
2027	3,838	1,676
2028	3,518	1,184
2029	2,873	1,093
2030	813	1,108
Thereafter	1,831	15,663
Total lease payments	$16,881	$22,405
Less: Interest	(3,259)	(12,461)
Present value of lease liabilities, including HFS	$13,622	$9,944
At December 31, 2025, we had no significant operating or finance leases that had not yet commenced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
15. COMMITMENTS AND CONTINGENCIES
Non-Compete, Consulting, and Employment Agreements
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
At December 31, 2025, the maximum estimated future cash commitments under these agreements with remaining commitment terms, and with original terms of more than one year, are as follows (in thousands):

	Non-Compete	Consulting(1)	Employment(1)	Total
Years ending December 31,
2026	$1,226	$1,017	$3,754	$5,997
2027	795	685	—	1,480
2028	361	391	—	752
2029	240	20	—	260
2030	145	20	—	165
Thereafter	363	35	—	398
Total	$3,130	$2,168	$3,754	$9,052

(1)
In connection with Mr. Payne’s transition from Executive Chairman of the Board of Directors to serving as a special advisor to the Board of Directors, his employment agreement with the Company was terminated and he entered into a Transition Agreement, dated effective February 22, 2024.

Defined Contribution Plan
We sponsor a defined contribution plan, a 401K plan, for the benefit of our employees. Matching contributions and plan administrative expenses totaled $3.1 million, $2.9 million, and $2.8 million for the year ended December 31, 2025, 2024 and 2023, respectively. We do not offer any post-retirement or post-employment benefits.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of December 31, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of December 31, 2025, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
16. INCOME TAXES
U.S. income from continuing operations before income tax expense was $70.3 million, $50.1 million, and $46.4 million for the year ended December 31, 2025, 2024, and 2023, respectively. The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
U.S. federal provision	$10,500	$13,902	$7,862
State provision	4,275	3,923	1,847
Total current provision	$14,775	$17,825	$9,709
Deferred:
U.S. federal (benefit) provision	$4,507	$(1,338)	$2,117
State provision (benefit)	(526)	640	1,190
Total deferred (benefit) provision	$3,981	$(698)	$3,307
Total income tax provision	$18,756	$17,127	$13,016

A reconciliation of income taxes calculated at the U.S. federal statutory rate to those reflected in the Consolidated Statements of Operations is as follows (dollars in thousands):

	Years Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal statutory rate	$14,755	21.0%	$10,517	21.0%	$9,750	21.0%
Effect of state income taxes, net of federal benefit	2,961	4.2	3,655	7.3	2,396	5.2
Effect of non-taxable or non-deductible expenses, net
162(m) Officers' Compensation Limitation	2,075	3.0	1,717	3.4	332	0.7
Restricted stock and performance awards	(2,097)	(3.0)	72	0.1	(4)	—
Divestiture and impairment of business	775	1.1	219	0.4	—	—
ESPP and stock options	(376)	(0.5)	601	1.2	157	0.3
Other adjustments	663	0.9	346	0.8	385	0.8
Total	$18,756	26.7%	$17,127	34.2%	$13,016	28.0%

We are subject to taxation in the U.S. and various state jurisdictions. In 2025, state and local income taxes in California comprise the majority of the effect of state income taxes, net of federal benefit category. In 2024, and 2023, state and local income taxes in California and Virginia comprise the majority of the effect of state income taxes, net of federal benefit category. Income taxes paid by jurisdiction is a follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
U.S. federal	$12,200	$13,178	$7,720
U.S. state and local
California	1,919	1,398	573
Virginia(1)	981	—	683
All other states	1,890	2,078	1,472
Total income taxes paid	$16,990	$16,654	$10,448
(1) The blank cells indicate that the amount of income tax paid during the year is either immaterial or does not meet the 5% disaggregation threshold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tax effects of temporary differences from total operations that give rise to significant deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$435	$483
Interest expense limitation	5,281	7,350
Tax credit carryforwards	51	51
State depreciation	913	1,096
Accrued and other liabilities	7,738	9,787
Amortization of non-compete agreements	803	875
Preneed assets, net	373	312
Lease liabilities	5,726	4,135
Total deferred income tax assets	21,320	24,089
Less: valuation allowance	(111)	(156)
Total deferred income tax assets	21,209	23,933
Deferred income tax liabilities:
Depreciation and amortization	$(68,082)	$(69,730)
Right-of-use assets	(5,964)	(3,670)
Prepaid assets and other	(2,572)	(1,962)
Total deferred income tax liabilities	(76,618)	(75,362)
Total net deferred tax liabilities	$(55,409)	$(51,429)
Our deferred tax assets and liabilities, along with related valuation allowances, are classified as non-current on our Consolidated Balance Sheets at December 31, 2025 and 2024. We record a valuation allowance to reflect the estimated amount of deferred tax assets for which realization is uncertain. Management reviews the valuation allowance at the end of each quarter and makes adjustments if it is determined that it is more-likely-than not that the tax benefits will be realized. We recognized an immaterial net decrease in our valuation allowance during the years ended December 31, 2025 and 2024.
For state reporting purposes, we have $8.7 million of net operating loss carryforwards that will expire between 2026 and 2043, if not utilized. Based on management’s assessment of the various state net operating losses, it was determined that it is more-likely-than not that we will be able to realize tax benefits on some portion of the amount of the state losses. The valuation allowance at December 31, 2025 was attributable to the deferred tax asset related to a portion of the state operating losses.
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
At December 31, 2025, the Company’s unrecognized tax benefit for uncertain tax positions primarily relates to the uncertainty of receiving audit protection for revenue recognition of cemetery property for the benefit derived from carrying back losses generated in 2018 to tax years with a higher effective tax rate than the current 21.0% rate. Our unrecognized tax benefit for the years ended December 31, 2025 and 2024 was $3.6 million and $3.5 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Unrecognized tax benefit at beginning of year	$3,471	$3,382	$3,294
Gross decreases - tax positions in prior period	162	—	88
Gross increases - tax positions in current period	—	89	—
Unrecognized tax benefit at end of year	$3,633	$3,471	$3,382
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rates were $3.6 million, $3.5 million, and $3.4 million as of December 31, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
We accrued interest of $0.2 million during 2025 and in total, as of December 31, 2025, recognized a liability related to the unrecognized tax benefit noted above for interest of $0.5 million. During 2024, we accrued interest of $0.1 million and in total, as of December 31, 2024, recognized a liability for interest of $0.4 million.
As of December 31, 2025, tax years 2013 to 2016, 2018, and 2022 to current are subject to examination by taxing authorities. In 2017, we filed amended returns for the tax years ending December 31, 2013, 2014, 2015, resulting in $1.9 million in refunds. These amended returns were selected for a limited scope audit. Additionally, losses incurred in the tax years ending December 31, 2018, and 2019 were carried back to the tax years 2015 and 2016, generating refunds exceeding $5.0 million, which require Joint Committee approval. In late 2024, the refunds for the tax years 2013, 2014, and 2015 were received; however, the Company continues to be under examination.
17. STOCKHOLDERS’ EQUITY
Share Authorization
We are authorized to issue 80,000,000 shares of common stock, $0.01 per share par value. We had 27,378,870 and 26,881,355 shares issued and 15,751,052 and 15,253,537 shares outstanding, net of 11,627,818 shares held in treasury at par, at December 31, 2025 and 2024, respectively.
Stock Based Compensation Plans
During the year ended December 31, 2025, we had two stock benefits plans in effect under which stock, restricted stock, stock options, and performance awards have been granted or remain outstanding: the Second Amended and Restated 2006 Long-Term Incentive Plan (as amended, the “Amended and Restated 2006 Plan”) and the 2017 Omnibus Incentive Plan (as amended, the “2017 Plan”). The Amended and Restated 2006 Plan was terminated upon the approval of the 2017 Plan at the annual stockholders meeting on May 17, 2017. The 2017 Plan expires on May 17, 2027. All stock-based plans are administered by the Compensation Committee appointed by our Board of Directors (the “Board”).
At December 31, 2025, we had 2,740,182 shares available to issue under our 2017 Plan. The termination of the Amended and Restated 2006 Plan does not affect the awards previously issued and outstanding.
Restricted Stock
Restricted stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2025		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	114,684	$4,764	156,630	$3,834	142,020	$4,634
Returned for payroll taxes	28,656	$1,168	16,354	$419	1,473	$50
Cancelled	10,004	$357	55,050	$1,623	1,826	$61

(1)
Restricted stock granted during the year ended December 31, 2025, 2024 and 2023 will vest over a three-year period, if the employee has remained continuously employed by us during the vesting period, at a weighted average stock price of $41.54, $24.48 and $32.63, respectively.

A summary of the number of unvested restricted stock awards and their weighted average grant date fair values during the year ended December 31, 2025 is presented in the table below:

Restricted stock awards	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1	196,480	$27.01
Granted	114,684	$41.54
Vested	(75,600)	$27.77
Cancelled	(10,004)	$35.73
Unvested at December 31	225,560	$33.76
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for restricted stock awards of $3.3 million, $2.0 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025, we had $7.6 million of total unrecognized compensation costs related to unvested restricted stock awards, which are expected to be recognized over a weighted average period of 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Stock Options
Stock option grants and cancellations are as follows (in thousands, except shares):

	Years Ended December 31,
	2025		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	370,590	$3,830	214,191	$2,506
Cancelled	22,190	$273	532,266	$6,311	105,150	$1,380

(1)
Stock options granted during the years ended December 31, 2024 and 2023 had a weighted average price of $24.48 and $32.69, respectively. The fair value of these options was calculated using the Black-Scholes option pricing model. The options granted in 2024 and 2023 vest over a three-year period and have a ten-year term.

Additional stock option activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2025		2024		2023
	Shares	Cash	Shares	Cash	Shares	Cash
Exercised(1)	324,497	$584	97,548	$1,439	74,200	N/A
Returned for option price(2)	191,280	$8,547	28,882	$1,113	56,957	$—
Returned for payroll taxes(3)	34,969	$1,446	4,482	$174	5,486	$174

(1)	Stock options exercised during the years ended December 31, 2025, 2024, and 2023 had a weighted average exercise price of $27.46, $26.12 and $23.98, respectively.
(2)	Represents shares withheld/cash received for the payment of the option price.
(3)	Represents shares withheld/cash paid for the payment of payroll taxes.
Stock options are granted with an exercise price equal to the closing price of our common stock on the date of grant. All of the options granted and outstanding under this plan have either a seven or ten-year term. We utilized the Black-Scholes option pricing model for estimating the fair value of our stock options. These models allow for the use of a range of assumptions related to volatility, risk-free interest rate, expected holding period and dividend yield. The expected volatility utilized in these valuation models is based on the historical volatility of our stock price. The dividend yield and expected holding period are based on historical experience and management's estimate of future events. The risk-free interest rate is derived from the U.S. Treasury yield curve based on the expected life of the option in effect at the time of grant.
The fair value of the options granted using the Black-Scholes option pricing model was estimated on the date of grant with the following assumptions:

	Years Ended December 31,
	2024	2023
Grant date	February 21	February 22
Expected holding period (years)	6.0	4.0
Awards granted	370,590	214,191
Dividend yield	1.79%	1.38%
Expected volatility	43.59%	43.68%
Risk-free interest rate	4.31%	4.27%
Black-Scholes value	$10.34	$11.70
A summary of the number of stock options and their weighted average exercise prices during the year ended December 31, 2025 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Ex. Price
Outstanding at January 1	1,344	$32.39
Exercised	(324)	$27.46
Forfeited or expired	(23)	$36.97
Outstanding at December 31	997	$33.89
Exercisable at December 31	556	$34.08

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the number of stock options and their weighted average grant date fair values during the year ended December 31, 2025 is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Fair Value
Non-vested at January 1	727	$11.98
Vested or exercised	(268)	$11.35
Forfeited	(18)	$11.45
Non-vested at December 31	441	$12.34
A summary of the intrinsic value of stock options exercised and the fair value of stock options vested for the three years ended December 31, 2025 is presented in the table below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Intrinsic value of options exercised	$5,053	$647	$538
Fair value of stock options vested	6,258	5,825	6,003
The following table further describes our outstanding stock options at December 31, 2025:

	Options Outstanding			Options Exercisable
Actual Ranges of Exercise Prices	Number Outstanding at 12/31/25	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/25	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$18.02 - $18.02	13,333	4.48	$18.02	13,333	4.48	$18.02
$20.06 - $26.54	353,520	7.10	$24.75	145,220	5.61	$25.14
$31.58 - $31.58	12,600	6.74	$31.58	12,600	6.74	$31.58
$32.69 - $49.48	617,945	5.88	$39.51	385,246	5.77	$38.08
$18.02 - $49.48	997,398	6.31	$33.89	556,399	5.72	$34.08
The aggregate intrinsic value of the outstanding and exercisable stock options were both $10.0 million and $5.3 million, respectively, at December 31, 2025. We had $3.0 million of unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted average period of 2.1 years at December 31, 2025.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for stock options $2.9 million, $2.5 million, and $2.9 million, for the years ended December 31, 2025, 2024, and 2023, respectively.
Performance Awards
During the year ended December 31, 2025, we granted performance awards to our executive leadership team payable in shares. These awards will vest, if at all, provided that certain predetermined performance metrics related to the Company's adjusted consolidated EBITDA (adjusted earnings before interest tax depreciation and amortization) are achieved during the period commencing on the grant date, March 7, 2025, through March 31, 2028, subject to certification by the Compensation Committee of the Board of Directors (“Board”) and the individual remaining continuously employed by us through such date.
Performance award activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2025		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted	90,894	$3,508	—	$—	—	$—
Returned for payroll taxes	142,070	$5,662	—	$—	—	$—
Cancelled	58,013	$2,423	80,276	$871	54,229	$1,565

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the number of performance awards and their weighted average grant date fair values during the year ended December 31, 2025 is presented in the table below:

Performance Awards	Shares	Weighted Average Grant Date Fair Value
At January 1	297,531	$22.23
Granted	90,894	$38.59
Vested	(239,518)	17.50
Cancelled	(58,013)	$41.77
At December 31	90,894	$38.59
At December 31, 2025, we had $3.5 million of total unrecognized compensation costs related to performance awards, which are expected to be recognized over a weighted average period of 2.2 years.
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for performance awards of $1.0 million, $1.1 million, and $1.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Employee Stock Purchase Plan
We provide all employees the opportunity to purchase common stock through payroll deductions in our ESPP. Purchases are made quarterly; the price being 85% of the lower of the price on the first day of the plan entry date (beginning of the fiscal year) or the actual date of purchase (end of quarter).
ESPP activity is as follows:

	Years Ended December 31,
	2025		2024		2023
	Shares	Price	Shares	Price	Shares	Price
ESPP	34,208	$33.09	55,850	$21.26	63,372	$23.58
We recorded stock-based compensation expense, which is included in Regional and unallocated funeral and cemetery costs and General, administrative and other expenses, for our ESPP of $0.3 million, $0.4 million, and $0.6 million during the years ended December 31, 2025, 2024, and 2023, respectively.
The fair values of the right to purchase shares under the ESPP are estimated at the date of purchase with the four quarterly purchase dates using the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Dividend yield	1.05%	1.51%	1.30%
Expected volatility	28.8%	41.2%	53.5%
Risk-free interest rate	4.36%, 4.25%, 4.21%, 4.17%	5.46%, 5.24%, 5.02%,4.80%	4.53%, 4.77%, 4.75%, 4.72%
Expected life (years)	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00	0.25, 0.50, 0.75, 1.00
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Common Stock
Former Employee
Common stock activity is as follows (in thousands, except shares):

	Years Ended December 31,
	2025		2024		2023
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Granted(1)	—	$—	—	$—	30,000	$826
Returned for payroll taxes	—	$—	—	$—	1,001	$28

(1)
During the year ended December 31, 2023, we issued 30,000 shares of common stock to a former executive at a stock price of $27.54, in accordance with his Separation and Release Agreement pertaining to his resignation from his position as the Company’s Executive Vice President, Chief Financial Officer & Treasurer effective January 2, 2023.

We recorded stock-based compensation expense, which is included in General, administrative, and other expenses, for common stock awards of $0.8 million, for the year ended December 31, 2023.
Good to Great Incentive Program
Common stock issued to certain employees under this incentive program is as follows (in thousands, except shares):

Years Ended December 31,
2025		2024		2023
Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
11,958	$497	31,470	$790	8,444	$276

(1)	Common stock granted during the year ended December 31, 2025, 2024, and 2023 had a grant date stock price of $41.54, $25.08, and $32.69, respectively.
Share Repurchase Program
Our shares were purchased in the open market at times and in amounts as management determined appropriate based on factors such as market conditions, legal requirements and other business considerations. Shares purchased pursuant to the repurchase program are currently held as treasury stock. No shares were repurchased during the years ended December 31, 2025, 2024,and 2023. At December 31, 2025, our share repurchase program had $48.9 million authorized for repurchases.
18. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$51,507	$32,953	$33,413
Less: Earnings allocated to unvested restricted stock	(687)	(432)	(306)
Income attributable to common stockholders	$50,820	$32,521	$33,107

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,428	14,971	14,803
Effect of dilutive securities:
Stock options	206	56	55
Performance awards	—	416	597
Denominator for diluted earnings per common share – weighted average shares outstanding	15,634	15,443	15,455

Basic earnings per common share:	$3.29	$2.17	$2.24
Diluted earnings per common share:	$3.25	$2.10	$2.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Antidilutive stock options	223	1,143	1,208
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
19. SEGMENT REPORTING
Our Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer, utilizes segment operating income (loss) for resource allocation across segments, particularly during the annual budgeting and forecasting processes. The CODM examines variances on a monthly basis to make informed decisions regarding capital and personnel distribution among segments.
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, operating income (loss), depreciation and amortization, interest expense, income (loss) before income taxes, income tax expense (benefit), total assets, long-lived assets, goodwill, capital expenditures and number of operating locations by segment as follows, (in thousands, except number of operating locations) for the years ended December 31, 2025, 2024, and 2023, respectively:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended, December 31, 2025	Funeral	Cemetery	Corporate	Total
Revenue
Services	$171,118	$20,160	$—	$191,278
Merchandise	76,649	17,100	—	93,749
Cemetery property	—	94,754	—	94,754
Other revenue	21,445	16,214	—	37,659
Total revenue	269,212	148,228	—	417,440

Less:
Salaries, benefits, and commission expenses	70,414	42,147	—	112,561
Cost of merchandise	21,160	8,194	—	29,354
Allocated overhead costs(1)	12,658	5,127	—	17,785
Facilities and grounds expenses	11,316	6,204	—	17,520
General and administrative expenses(2)	11,176	3,840	—	15,016
Other segment expenses(3)	57,744	21,155	48,648	127,547
Operating income (loss)	$84,744	$61,561	$(48,648)	$97,657

Interest expense	$1,318	$17	$27,030	$28,365

Depreciation and amortization	$11,252	$11,303	$1,952	$24,507

Income (loss) before income taxes	$85,874	$64,413	$(80,024)	$70,263

Income tax expense (benefit)	$22,924	$17,195	$(21,363)	$18,756

Total assets	$786,968	$534,403	$24,534	$1,345,905

Long-lived assets	$634,568	$228,898	$10,816	$874,282

Goodwill	$355,752	$72,145	$—	$427,897

Capital expenditures	$3,826	$13,600	$3,202	$20,628

Number of operating locations at year end	155	28	—	183

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative, and other expenses, net loss on divestitures and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2024	Funeral	Cemetery	Corporate	Total
Revenue
Services	$163,696	$19,355	$—	$183,051
Merchandise	81,036	17,482	—	98,518
Cemetery property	—	88,414	—	88,414
Other revenue	18,382	15,833	—	34,215
Total revenue	263,114	141,084	—	404,198

Less:
Salaries, benefits, and commission expenses	69,552	37,958	—	107,510
Cost of merchandise	27,831	8,058	—	35,889
Allocated overhead costs(1)	13,135	4,883	—	18,018
Facilities and grounds expenses	10,561	6,527	—	17,088
General and administrative expenses(2)	10,324	3,616	—	13,940
Other segment expenses(3)	47,454	23,459	59,041	129,954
Operating income (loss)	$84,257	$56,583	$(59,041)	$81,799

Interest expense	$947	$27	$31,101	$32,075

Depreciation and amortization	$11,736	$10,161	$993	$22,890

Income (loss) before income taxes	$83,945	$56,933	$(90,798)	$50,080

Income tax expense (benefit)	$28,709	$19,471	$(31,053)	$17,127

Total assets	$781,006	$477,487	$21,087	$1,279,580

Long-lived assets	$628,681	$207,427	$10,232	$846,340

Goodwill	$356,869	$57,990	$—	$414,859

Capital expenditures	$5,724	$8,814	$1,560	$16,098

Number of operating locations at year end	162	31	—	193

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment’s other segment expenses primarily include general, administrative, and other expenses, net loss on divestitures and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year Ended December 31, 2023	Funeral	Cemetery	Corporate	Total
Revenue
Services	163,600	18,566	—	182,166
Merchandise	85,795	16,385	—	102,180
Cemetery property	—	67,310	—	67,310
Other revenue	15,381	15,483	—	30,864
Total revenue	264,776	117,744	—	382,520

Less:
Salaries, benefits and commission expenses	72,210	33,962	—	106,172
Cost of merchandise	29,387	7,445	—	36,832
Allocated overhead costs(1)	12,767	4,147	—	16,914
Facilities and grounds expenses	10,063	5,578	—	15,641
General and administrative expenses(2)	10,301	3,253	—	13,554
Other segment expenses(3)	48,742	21,436	42,250	112,428
Operating income (loss)	81,306	41,923	(42,250)	80,979

Interest expense	783	8	35,475	36,266

Depreciation and amortization	12,197	8,008	912	21,117

Income (loss) before income taxes	82,453	42,208	(78,232)	46,429

Income tax expense (benefit)	23,115	11,833	(21,932)	13,016

Total assets	802,368	448,018	17,666	1,268,052

Long-lived assets	648,253	209,401	5,732	863,386

Goodwill	364,639	59,004	—	423,643

Capital expenditures	7,483	10,061	495	18,039

Number of operating locations at year end	171	32	—	203

(1) Allocated overhead costs include: property insurance costs, property tax expenses and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) The Corporate segment's other segment expenses primarily include general, administrative, and other expenses, net loss on divestitures, disposals, and impairment charges and amortization and depreciation expenses. The Funeral and Cemetery segment's other segment expenses primarily include transportation costs, other funeral costs, non-payroll related promotional costs, net loss on divestitures and impairment charges, and amortization and depreciation expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

20. SUPPLEMENTARY DATA
Balance Sheets
The following table presents the detail of certain balance sheet accounts (in thousands):

	December 31, 2025	December 31, 2024
Prepaid and other current assets:
Prepaid expenses	$3,528	$3,987
Federal income tax receivable	1,709	—
State income tax receivable	600	—
Other current assets	141	136
Total prepaid and other current assets	$5,978	$4,123

Current portion of debt and lease obligations:
Acquisition debt	$607	$571
Finance lease obligations	605	533
Operating lease obligations	3,084	2,810
Total current portion of debt and lease obligations	$4,296	$3,914

Accrued and other liabilities:
Incentive compensation	$11,020	$12,860
Insurance	2,876	3,584
Unrecognized tax benefit	3,633	3,471
Vacation	2,808	2,803
Interest	2,490	2,288
Salaries and wages	2,853	4,867
Employee meetings and award trips	1,366	1,550
Income tax payable	8	208
Commissions	1,244	1,218
Perpetual care trust payable	357	2,143
Ad valorem taxes	2,378	2,314
Other accrued liabilities	2,889	1,300
Total accrued and other liabilities, including HFS	$33,922	$38,606
Less: Held for sale	—	(146)
Total accrued and other liabilities	$33,922	$38,460

Other long-term liabilities:
Incentive compensation	$1,496	$996
Deferred compensation	358	—
Other long-term liabilities	—	183
Total other long-term liabilities	$1,854	$1,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Held for Sale
The table below presents the carrying amounts of the assets and liabilities included in held for sale (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, net	$—	$833
Inventories	—	302
Current assets held for sale	$—	$1,135

Preneed cemetery trust investments	$—	$4,876
Preneed funeral trust investments	—	2,197
Preneed cemetery receivables, net	—	1,671
Property, plant, and equipment, net	322	4,898
Cemetery property, net	—	3,362
Intangible and other non-current assets, net	—	215
Cemetery perpetual care trust investments	—	2,234
Non-current assets held for sale	$322	$19,453

Accounts payable	$—	$94
Accrued and other liabilities	—	146
Current liabilities held for sale	$—	$240

Deferred preneed cemetery revenue	$—	$3,517
Deferred preneed funeral revenue	—	1,018
Deferred preneed cemetery receipts held in trust	—	4,876
Deferred preneed funeral receipts held in trust	—	2,197
Care trusts’ corpus	—	2,234
Long-term liabilities held for sale	$—	$13,842
Property, plant, and equipment
Property, plant, and equipment is comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$92,739	$86,609
Buildings and improvements	268,647	265,231
Furniture, equipment, and vehicles	71,832	72,052
Property, plant, and equipment, at cost	433,218	423,892
Less: accumulated depreciation	(146,086)	(145,990)
Property, plant, and equipment, net including HFS	287,132	277,902
Less: Held for sale	(322)	(4,898)
Property, plant, and equipment, net	$286,810	$273,004
Cemetery property
Cemetery property is comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Cemetery property, at cost	$194,549	$185,518
Less: accumulated amortization	(78,904)	(72,580)
Cemetery property, net including HFS	115,645	112,938
Less: Held for sale	—	(3,362)
Cemetery property, net	$115,645	$109,576

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-K. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of December 31, 2025 (the end of the period covered by this Form 10-K).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2025 using the framework specified in Internal Control — Integrated Framework (2013), published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, which also audited the financial statements of the Company for the year ended December 31, 2025, as stated in their report that is presented in this Annual Report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2025, there was no change in our system of internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
Rule 10b5-1 Stock Selling Plan
Our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to comply with Rule 10b5-1 (as defined in Item 408 of Regulation S-K under the Exchange Act) and satisfy the affirmative defense of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act.
During three months ended December 31, 2025, no Rule 10b5-1 trading arrangements were adopted or terminated by any of our directors or officers. During three months ended December 31, 2025, no non-Rule 10b5-1 trading arrangements were adopted or terminated by any of our directors or officers.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.
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
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table, required by Item 201(d) of Regulation S-K, summarizes information regarding the number of shares of our common stock that are available for issuance under all of our existing equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	997,398	$33.89	2,740,182
Equity compensation plans not approved by security holders	—	—	—
Total	997,398	$33.89	2,740,182
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated in this Form 10-K by reference to our definitive proxy statement or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025.
PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)-(2) Financial Statements and Schedule:
The financial statements are listed in the accompanying Index to Financial Statements and Related Schedule on page 35 of this report.

(3) Exhibits:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

10.1
Director Compensation Policy dated effective April 2, 2024. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2024, filed on August 2, 2024. †

10.2
Form of Incentive Stock Option Agreement under Carriage Services, Inc. Second Amended and Restated 2006 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2013, filed on August 8, 2013. †

10.3
Form of Employee Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.4
Form of Employee Incentive Stock Option Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.5
Form of Employee Restricted Stock Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2017, filed on February 21, 2018. †

10.6
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 22, 2020. †

10.7
Form of First Amendment to Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan dated as of June 1, 2021. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.8
Form of Performance Award Agreement under Carriage Services, Inc. 2017 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 10-Q filed on May 2, 2025. †

10.9
Employment Agreement dated June 25, 2020, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.10
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form for its fiscal year ended December 31, 2021, 10-K filed on March 2, 2022. †

10.11
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Carlos Quezada. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.12
Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Carlos R. Quezada. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2023, filed on August 7, 2023.†

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.13
Fourth Amendment to Employment Agreement dated February 21, 2024, by and between the Company and Carlos R. Quezada. Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2024, filed on May 3, 2024. †

10.14
Employment Agreement dated November 5, 2019, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.15
First Amendment to Employment Agreement dated June 1, 2021, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 2021, filed on March 2, 2022. †

10.16
Second Amendment to Employment Agreement dated September 30, 2022, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for its quarter ended September 30, 2022, filed on November 2, 2022.†

10.17
Third Amendment to Employment Agreement dated June 21, 2023, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for its quarter ended June 30, 2023, filed on August 7, 2023.†

10.18
Fourth Amendment to Employment Agreement dated February 21, 2024, by and between the Company and Steven D. Metzger. Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2024, filed on May 3, 2024. †

10.19
Employment Agreement dated April 1, 2022, by and between the Company and Rob Franch. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2025, filed on May 2, 2025. †

10.20
First Amendment to Employment Agreement dated April 29, 2024, by and between the Company and Rob Franch. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2025, filed on May 2, 2025. †

10.21
Employment Agreement dated February 23, 2022, by and between the Company and Shane Pudenz. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2025, filed on May 2, 2025. †

10.22
First Amendment to Employment Agreement dated April 30, 2024, by and between the Company and Shane Pudenz. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for its quarter ended March 31, 2025, filed on May 2, 2025. †

10.23
Employment Agreement dated March 25, 2024, by and between the Company and Kathryn Shanley. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2024. †

10.24
Employment Agreement dated January 2, 2025, by and between the Company and John Enwright. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 4, 2024. †

10.25
Indemnity Agreement with Melvin C. Payne dated December 18, 2000. Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2000, filed on April 2, 2001. †

10.26
Transition Agreement, dated February 21, 2024, by and between the Company and Melvin C. Payne. Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 22, 2024. †

10.27	Form of Notes Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 4, 2020.

10.28
First Amended and Restated Credit Agreement dated as of May 13, 2021, among Carriage Services, Inc., the guarantors party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021.

10.29
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

10.30
Second Amendment and Commitment Increase to First Amended and Restated Credit Agreement dated as of May 27, 2022, among Carriage Services, Inc., the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent, swing line lender, and L/C issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.31
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

10.32
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

19.1
Carriage Services, Inc. Insider Trading & Anti-Hedging Policy, dated February 19, 2025. Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 2024, filed on February 28, 2025.

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
ITEM 16.    FORM 10-K SUMMARY.
None.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Signature	Title	Date

/s/ Carlos R. Quezada	Chief Executive Officer and Vice Chairman of the Board	February 26, 2026
Carlos R. Quezada	(Principal Executive Officer)

/s/ John Enwright	Senior Vice President, Chief Financial Officer and Treasurer	February 26, 2026
John Enwright	(Principal Financial Officer)

/s/ Kathryn Shanley	Chief Accounting Officer	February 26, 2026
Kathryn Shanley	(Principal Accounting Officer)

/s/ Donald D. Patteson Jr.	Non-Executive Chairman of the Board	February 26, 2026
Donald D. Patteson Jr.

/s/ Chad Fargason	Director	February 26, 2026
Chad Fargason

/s/ Douglas Meehan	Director	February 26, 2026
Douglas Meehan

/s/ Julie Sanders	Director	February 26, 2026
Julie Sanders

/s/ Somer Webb	Director	February 26, 2026
Somer Webb

/s/ Dr. Edmondo Robinson	Director	February 26, 2026
Dr. Edmondo Robinson