Form 10-Q
period 2026-03-31
CARRIAGE SERVICES INC
filed 2026-05-07
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of April 28, 2026 was 15,872,328.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Revenue:
Service revenue	$50,922	$53,010
Property and merchandise revenue	45,892	45,586
Other revenue	9,306	8,473
Total revenue	106,120	107,069
Field costs and expenses:
Cost of service	24,447	24,577
Cost of merchandise	32,014	32,609
Cemetery property amortization	1,995	1,828
Field depreciation expense	3,408	3,322
Regional and unallocated funeral and cemetery costs	4,391	5,235
Other expenses	1,225	1,656
Total field costs and expenses	67,480	69,227
Gross profit	38,640	37,842
Corporate costs and expenses:
General, administrative, and other	13,085	12,048
Net loss (gain) on divestitures and impairment charges	278	(5,770)
Operating income	25,277	31,564

Interest expense	6,884	7,298
Other, net	(6)	(1,988)
Income before income taxes	18,399	26,254
Expense for income taxes	5,163	8,191
Benefit related to discrete income tax items	(256)	(2,863)
Total expense for income taxes	4,907	5,328
Net income	$13,492	$20,926

Basic earnings per common share:	$0.86	$1.35
Diluted earnings per common share:	$0.84	$1.34

Dividends declared per common share:	$0.1125	$0.1125
Weighted average number of common and common equivalent shares outstanding:
Basic	15,568	15,243
Diluted	15,779	15,389
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,908	$1,688
Accounts receivable, net	42,171	40,647
Inventories	7,739	7,763
Prepaid and other current assets	4,311	5,978
Current assets held for sale	9	—
Total current assets	57,138	56,076
Preneed cemetery trust investments	111,407	109,152
Preneed funeral trust investments	115,482	115,416
Preneed cemetery receivables, net	66,648	67,055
Receivables from preneed funeral trusts, net	16,126	16,255
Property, plant, and equipment, net	285,045	286,810
Cemetery property, net	114,603	115,645
Goodwill	427,718	427,897
Intangible and other non-current assets, net	44,136	43,607
Operating lease right-of-use assets	11,868	12,045
Cemetery perpetual care trust investments	97,434	95,625
Non-current assets held for sale	713	322
Total assets	$1,348,318	$1,345,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,562	$4,296
Accounts payable	12,610	18,999
Accrued and other liabilities	32,426	33,922
Current liabilities held for sale	50	—
Total current liabilities	49,648	57,217
Long-term debt	522,281	528,335
Obligations under finance leases, net of current portion	9,174	9,339
Obligations under operating leases, net of current portion	10,030	10,538
Deferred preneed cemetery revenue	77,814	76,781
Deferred preneed funeral revenue	32,060	33,663
Deferred tax liability	56,734	55,409
Other long-term liabilities	1,168	1,854
Deferred preneed cemetery receipts held in trust	111,407	109,152
Deferred preneed funeral receipts held in trust	115,482	115,416
Care trusts’ corpus	95,581	93,425
Total liabilities	1,081,379	1,091,129
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 27,500,146 and 27,378,870 shares issued, respectively and 15,872,328 and 15,751,052 shares outstanding, respectively	275	274
Additional paid-in capital	237,209	238,539
Retained earnings	308,208	294,716
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	266,939	254,776
Total liabilities and stockholders’ equity	$1,348,318	$1,345,905
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$13,492	$20,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,955	5,401
Provision for credit losses	936	1,074
Stock-based compensation expense	2,096	1,753
Deferred income tax expense	1,325	2,464
Amortization of intangibles	320	335
Amortization of debt issuance costs	128	127
Amortization and accretion of debt	146	138
Net loss (gain) on divestitures and impairment charges	227	(5,770)
Net gain on sale of excess real property	—	(1,988)
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(2,061)	(2,585)
Inventories, prepaid, and other current assets	1,713	(537)
Intangible and other non-current assets	(1,163)	(633)
Preneed funeral and cemetery trust investments	(1,847)	(8,005)
Accounts payable	(6,720)	(2,840)
Accrued and other liabilities	(1,402)	(3,544)
Deferred preneed funeral and cemetery revenue	(570)	(1,534)
Deferred preneed funeral and cemetery receipts held in trust	2,323	9,010
Net cash provided by operating activities	14,898	13,792
Cash flows from investing activities:
Capital expenditures	(3,896)	(3,163)
Proceeds from divestitures and sale of other assets	16	18,660
Net cash (used in) provided by investing activities	(3,880)	15,497
Cash flows from financing activities:
Borrowings from the credit facility	29,400	7,100
Payments against the credit facility	(35,600)	(24,100)
Payments on acquisition debt and obligations under finance leases	(114)	(148)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	360	688
Taxes paid on restricted stock, performance award vestings, and exercise of stock options	(2,072)	(7,629)
Dividends paid on common stock	(1,772)	(1,722)
Net cash used in financing activities	(9,798)	(25,811)
Net increase in cash and cash equivalents	1,220	3,478
Cash and cash equivalents at beginning of period	1,688	1,165
Cash and cash equivalents at end of period	$2,908	$4,643

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$2,240	$2,705
Cash paid for income taxes	167	1,475
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended March 31, 2026
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2025	15,751	$274	$238,539	$294,716	$(278,753)	$254,776
Net income	—	—	—	13,492	—	13,492
Issuance of common stock from employee stock purchase plan	10	—	360	—	—	360
Issuance of common stock to directors and board advisor	1	—	63	—	—	63
Issuance of restricted common stock	110	1	(1)	—	—	—
Exercise of stock options	45	—	—	—	—	—
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(46)	—	(2,072)	—	—	(2,072)
Stock-based compensation expense	—	—	2,033	—	—	2,033
Dividends on common stock ($0.1125 per share)	—	—	(1,772)	—	—	(1,772)
Other	1	—	59	—	—	59
Balance - March 31, 2026	15,872	$275	$237,209	$308,208	$(278,753)	$266,939

	Three months ended March 31, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2024	15,254	$269	$243,825	$243,209	$(278,753)	$208,550
Net income	—	—	—	20,926	—	20,926
Issuance of common stock from employee stock purchase plan	11	—	367	—	—	367
Issuance of common stock to directors and board advisor	2	—	77	—	—	77
Issuance of common stock	271	3	(3)	—	—	—
Issuance of restricted common stock	115	1	(1)	—	—	—
Exercise of stock options	77	—	321	—	—	321
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(49)	—	(7,629)	—	—	(7,629)
Stock-based compensation expense	—	—	1,676	—	—	1,676
Dividends on common stock ($0.1125 per share)	—	—	(1,722)	—	—	(1,722)
Other	12	—	496	—	—	496
Balance - March 31, 2025	15,693	$273	$237,407	$264,135	$(278,753)	$223,062
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States (“U.S.”). Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 68% of our total revenue and Cemetery Operations, which currently accounts for approximately 32% of our total revenue. At March 31, 2026, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
There have been no material changes in our accounting policies previously disclosed in Part II, Item 8 “Financial Statements and Supplementary Data” in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, our unaudited Condensed Consolidated Financial Statements have been prepared in a manner consistent with the accounting principles described in our Annual Report on Form 10-K for the year ended December 31, 2025, unless otherwise disclosed herein, and should be read in conjunction therewith.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items current and non-current assets held for sale and current and long-term liabilities held for sale in the Condensed Consolidated Balance Sheets.
Held for sale balances on our Condensed Consolidated Balance Sheets primarily consist of $0.5 million and $0.2 million of property, plant and equipment and goodwill, respectively, at March 31, 2026, and $0.3 million property, plant and equipment at December 31, 2025.
Income Taxes
Income tax expense for interim periods is based on the estimated annual effective tax rate, adjusted for discrete items recognized in the period incurred, such as tax return filings, tax audit settlements, statute expirations, and changes in valuation allowances. Our effective tax rate before discrete items was 28.1% and 31.2% for the three months ended March 31, 2026 and 2025, respectively. Income tax expense including discrete items was $4.9 million and $5.3 million for the three months ended March 31, 2026 and 2025, respectively.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
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
3. SEGMENT REPORTING
Our Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer, utilizes segment adjusted operating profit for resource allocation across segments, particularly during the annual budgeting and forecasting processes. The CODM examines variances on a monthly basis to make informed decisions regarding capital and personnel distribution among segments. Additionally, the CODM employs segment gross profit for product pricing evaluation and uses segment

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
adjusted operating profit to assess each segment’s performance by comparing results and return on assets against expected outcomes. The CODM does not review disaggregated assets by segment; therefore assets by segment is not provided.
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, operating income (loss), depreciation and amortization, regional and unallocated funeral and cemetery costs, and gross profit by segment as follows: (in thousands) for the three months ended March 31, 2026 and 2025, respectively:

Three months ended, March 31, 2026	Funeral	Cemetery	Total
Revenue
Services	$45,492	$5,430	$50,922
Merchandise	20,513	4,165	24,678
Cemetery property	—	21,214	21,214
Other revenue	5,709	3,597	9,306
Total revenue	71,714	34,406	106,120

Less:
Salaries, benefits, and commission expenses	17,873	10,134	28,007
Cost of merchandise	5,592	2,001	7,593
Allocated overhead costs(1)	2,959	1,161	4,120
Facilities and grounds expenses	3,071	1,251	4,322
General and administrative expenses(2)	3,429	1,053	4,482
Other segment expenses(3)	7,192	1,970	9,162
Adjusted operating profit (4)	$31,598	$16,836	$48,434

Reconciliation of Adjusted operating profit to Gross profit
Cemetery property amortization	$—	$1,995	$1,995
Field depreciation expense	2,886	522	3,408
Regional and unallocated funeral and cemetery costs	2,331	2,060	4,391
Gross profit	$26,381	$12,259	$38,640

Corporate costs and expenses:
General and administrative expenses			$13,085
Net loss on divestitures and impairment charges			278
Operating income			$25,277

Interest expense			$6,884
Other, net			(6)
Income before income taxes			$18,399

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) Other segment expenses primarily include transportation costs, other funeral costs, and non-payroll related promotional costs.
(4) During the first quarter of 2026, the Company changed its measure of segment profit from segment operating income to segment adjusted operating profit. The change reflects how management now evaluates segment performance and allocates resources. The change primarily relates to the exclusion of depreciation, amortization, and certain corporate allocations. Prior-period amounts have been recast for comparability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended March 31, 2025	Funeral	Cemetery	Total
Revenue
Services	$47,949	$5,061	$53,010
Merchandise	21,556	4,039	25,595
Cemetery property	—	19,991	19,991
Other revenue	5,114	3,359	8,473
Total revenue	74,619	32,450	107,069

Less:
Salaries, benefits, and commission expenses	17,977	9,919	27,896
Cost of merchandise	6,270	1,826	8,096
Allocated overhead costs(1)	3,227	1,331	4,558
Facilities and grounds expenses	2,929	1,205	4,134
General and administrative expenses(2)	3,021	895	3,916
Other segment expenses(3)	8,016	2,226	10,242
Adjusted operating profit (4)	$33,179	$15,048	$48,227

Reconciliation of Adjusted operating profit margin to Gross profit
Cemetery property amortization	$—	$1,828	$1,828
Field depreciation expense	2,826	496	3,322
Regional and unallocated funeral and cemetery costs	3,150	2,085	5,235
Gross profit	$27,203	$10,639	$37,842

Corporate costs and expenses:
General and administrative expenses			$12,048
Net loss on divestitures and impairment charges			(5,770)
Operating income			$31,564

Interest expense			$7,298
Other, net			(1,988)
Income before income taxes			$26,254

(1) Allocated overhead costs include: property insurance costs, property tax expenses, and corporate overhead fees allocated to the field, such as information technology, human resources, legal, and finance.
(2) General and administrative expenses include: professional services, travel and meals expenses, computer software expenses, and office supplies.
(3) Other segment expenses primarily include transportation costs, other funeral costs, and non-payroll related promotional costs.
(4) During the first quarter of 2026, the Company changed its measure of segment profit from segment operating income to segment adjusted operating profit. The change reflects how management now evaluates segment performance and allocates resources. The change primarily relates to the exclusion of depreciation, amortization, and certain corporate allocations. Prior-period amounts have been recast for comparability.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$13,492	$20,926
Less: Earnings allocated to unvested restricted stock	(182)	(347)
Income attributable to common stockholders	$13,310	$20,579

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,568	15,243
Effect of dilutive securities:
Stock options	211	146
Denominator for diluted earnings per common share – weighted average shares outstanding	15,779	15,389

Basic earnings per common share:	$0.86	$1.35
Diluted earnings per common share:	$0.84	$1.34
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Antidilutive stock options	218	189	X
5. GOODWILL
Many of the former owners and staff of our acquired funeral home and cemetery businesses have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of acquired funeral home and cemetery businesses is recorded as goodwill.
The following table presents changes in goodwill in the accompanying Consolidated Balance Sheets (in thousands):

	March 31, 2026	December 31, 2025
Goodwill at the beginning of the period	$427,897	$414,859
Increase in goodwill related to acquisitions	—	37,746
Decrease in goodwill related to divestitures	—	(24,708)
Decrease in goodwill related to assets held for sale	(179)	—
Goodwill at the end of the period	$427,718	$427,897
During the three months ended March 31, 2026, we allocated $0.2 million of goodwill to assets held for sale in our funeral home segment.
During the three months ended March 31, 2025, we allocated $4.2 million of goodwill to the sale of two funeral homes and three cemeteries which was recorded in Net loss (gain) on divestitures and impairment charges on our Condensed Consolidated Statements of Operations, of which $2.6 million was allocated to our funeral home segment and $1.6 million was allocated to our cemetery segment.
During the first quarter of 2026, the Company implemented an executive leadership restructuring that resulted in changes to the manner in which certain operations are managed and reviewed. As a result of these changes, the Company reassessed its reporting unit structure in accordance with ASC 350, Intangibles—Goodwill and Other. The Company concluded that its previously identified reporting units within the funeral home segment no longer meet the definition of separate reporting units, as discrete financial information for those components is no longer regularly reviewed by management for purposes of resource allocation and performance assessment. Accordingly, the Company aggregated these components into a single reporting unit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

This change did not affect the Company’s operating segments as determined under ASC 280. The Company performed a qualitative assessment and concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, and therefore no impairment charge was recognized.
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
Accounts receivable is comprised of the following (in thousands):

	March 31, 2026
Column1	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$6,123	$32,283	$—	$38,406
Other receivables	910	3,573	1,864	6,347
Allowance for credit losses	(324)	(2,258)	—	(2,582)
Accounts receivable, net	$6,709	$33,598	$1,864	$42,171

	December 31, 2025
Column1	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$7,369	$31,267	$—	$38,636
Other receivables	1,245	2,614	1,726	5,585
Allowance for credit losses	(363)	(3,211)	—	(3,574)
Accounts receivable, net	$8,251	$30,670	$1,726	$40,647
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the three months ended March 31, 2026 (in thousands):

	January 1, 2026	Provision for Credit Losses	Write Offs	Recoveries	March 31, 2026
Trade and financed receivables:
Funeral	$(363)	$(92)	$335	$(204)	$(324)
Cemetery	(3,211)	(308)	1,261	—	(2,258)
Total allowance for credit losses on trade and financed receivables	$(3,574)	$(400)	$1,596	$(204)	$(2,582)
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	March 31, 2026	December 31, 2025
Interment rights	$101,755	$99,741
Merchandise and services	17,666	17,761
Unearned finance charges	4,881	4,805
Cemetery receivables	$124,302	$122,307

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of our cemetery receivables are as follows (in thousands):

	March 31, 2026	December 31, 2025
Cemetery receivables	$124,302	$122,307
Less: unearned finance charges	(4,881)	(4,805)
Cemetery receivables, at amortized cost	$119,421	$117,502
Less: allowance for contract cancellation and credit losses	(5,959)	(5,812)
Less: balances due on undelivered cemetery preneed contracts	(16,789)	(16,579)
Less: amounts in accounts receivable	(30,025)	(28,056)
Preneed cemetery receivables, net	$66,648	$67,055
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the three months ended March 31, 2026 (in thousands):

	January 1, 2026	Provision for Credit Losses	Write Offs	March 31, 2026
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,601)	$(536)	$(565)	$(3,702)
The amortized cost basis of our cemetery receivables by year of origination as of March 31, 2026 is as follows (in thousands):

	2026	2025	2024	2023	2022	Prior	Total
Total cemetery receivables, at amortized cost	$19,451	$49,590	$30,204	$12,323	$5,806	$2,047	$119,421
The aging of past due cemetery receivables as of March 31, 2026 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$3,065	$1,242	$786	$5,945	$11,038	$91,594	$102,632
Deferred revenue	521	190	222	2,758	3,691	17,979	21,670
Total contracts	$3,586	$1,432	$1,008	$8,703	$14,729	$109,573	$124,302
7. FAIR VALUE MEASUREMENTS
We evaluated our financial assets and liabilities for those that met the criteria of the disclosure requirements and fair value framework. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate the fair values of those instruments due to the short-term nature of the instruments. The fair values of our receivables on preneed cemetery contracts are impracticable to estimate because of the lack of a trading market and the diverse number of individual contracts with varying terms. Our acquisition debt, Credit Facility, and Senior Notes (as defined in Note 10) are classified within Level 2 of the Fair Value Measurements hierarchy.
At March 31, 2026, the carrying value and fair value of our Credit Facility was $120.5 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At March 31, 2026, the carrying value of our acquisition debt was $6.2 million, which approximated its fair value. The fair value of our Senior Notes was $380.3 million at March 31, 2026, based on the last traded or broker quoted price.
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at March 31, 2026 because the investments include restrictions that do not allow for liquidation until 2027. As of March 31, 2026, we do not have an unfunded commitment for this investment.
Furthermore, we have nine investments in real estate debt and structured credit (“alternative investments”), whose fair value has been estimated using NAV and therefore, has not been classified in the fair value hierarchy. The investment strategy

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for these alternative investments is to create capital growth, income generation, and risk-adjusted returns. Capital growth is achieved by identifying high-potential investments that are appreciated over time. Income generation may involve dividends, rental income, or interest from various investments. Risk-adjusted returns focus on balancing potential profits with acceptable levels of risk, often through diversification and careful asset allocation. The real estate debt is approximately 42% of the total alternative investment and can be liquidated with a 40-day notice period and cannot exceed 5% of the total fund’s value. The structured credit is approximately 58% of the total alternative investment and can be liquidated with a 15-day notice period with no restrictions. As of March 31, 2026, we had approximately $42.2 million in unfunded commitments for these investments.
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
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of March 31, 2026 and 2025, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Preneed cemetery trust investments, at market value	$114,827	$112,531
Less: allowance for contract cancellation	(3,420)	(3,379)
Preneed cemetery trust investments	$111,407	$109,152
The cost and market values associated with preneed cemetery trust investments at March 31, 2026, are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,724	$—	$—	$15,724
Common stock	1	11,573	2,051	(1,671)	11,953
Limited partnership fund		3,471	439	1	3,911
Mutual funds:
Equity	1	10,112	87	(1,103)	9,096
Fixed income	2	42,780	44	(419)	42,405
Alternative investments		30,351	285	(42)	30,594
Trust securities		$114,011	$2,906	$(3,234)	$113,683
Accrued investment income		$1,144			$1,144
Preneed cemetery trust investments					$114,827
Market value as a percentage of cost					99.7%
The cost and market values associated with preneed cemetery trust investments at December 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,653	$—	$—	$15,653
Common stock	1	11,599	768	(1,709)	10,658
Limited partnership fund		3,496	—	(93)	3,403
Mutual funds:
Equity	1	9,483	—	(279)	9,204
Fixed income	2	43,013	353	(50)	43,316
Alternative investments		29,380	374	(68)	29,686
Trust securities		$112,624	$1,495	$(2,199)	$111,920
Accrued investment income		$611			$611
Preneed cemetery trust investments					$112,531
Market value as a percentage of cost					99.4%
There were no fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at March 31, 2026 and December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed cemetery trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Investment income	$508	$647
Realized gains	362	2,003
Realized losses	(82)	(1,603)
Unrealized gains (losses), net	(328)	855
Expenses and taxes	(652)	(224)
Net change in deferred preneed cemetery receipts held in trust	192	(1,678)
	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Purchases	$(4,039)	$(3,506)
Sales	3,307	18,069
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2026	December 31, 2025
Preneed funeral trust investments, at market value	$119,033	$118,993
Less: allowance for contract cancellation	(3,551)	(3,577)
Preneed funeral trust investments	$115,482	$115,416
The cost and market values associated with preneed funeral trust investments at March 31, 2026 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,981	$—	$—	$20,981
Fixed income securities:
U.S agency obligations	2	306	—	(18)	288
Common stock	1	11,729	2,079	(1,694)	12,114
Limited partnership fund		3,518	446	—	3,964
Mutual funds:
Equity	1	9,691	15	(1,117)	8,589
Fixed income	2	39,698	41	(399)	39,340
Other investments	2	1,701	—	—	1,701
Alternative investments		30,757	288	(42)	31,003
Trust securities		$118,381	$2,869	$(3,270)	$117,980
Accrued investment income		$1,053			$1,053
Preneed cemetery trust investments					$119,033
Market value as a percentage of cost					99.7%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$98
Due in one to five years	91
Due in five to ten years	99
Thereafter	—
Total fixed income securities	$288
The cost and market values associated with preneed funeral trust investments at December 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost		Unrealized Gains		Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,985		$—		$—	$20,985
Fixed income securities:
U.S agency obligations	2	306		—		(18)	288
Common stock	1	11,981		793		(1,765)	11,009
Limited partnership fund		3,611		—		(97)	3,514
Mutual funds:
Equity	1	9,226		—		(276)	8,950
Fixed income	2	41,059		331		(48)	41,342
Other investments	2	1,724		—		—	1,724
Alternative investments		30,344		386		(70)	30,660
Trust securities		$119,236	$—	$1,510	$—	$(2,274)	$118,472
Accrued investment income		$521					$521
Preneed cemetery trust investments							$118,993
Market value as a percentage of cost							99.4%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at March 31, 2026, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2026
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$288	$(18)	$288	$(18)
Total fixed income securities with an unrealized loss	$—	$—	$288	$(18)	$288	$(18)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Investment income	$399	$473
Realized gains	367	1,927
Realized losses	(83)	(1,709)
Unrealized gains (losses), net	(401)	1,313
Expenses and taxes	(389)	(105)
Net change in deferred preneed funeral receipts held in trust	107	(1,899)
	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Purchases	$(3,738)	$(3,372)
Sales	3,352	17,359
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	March 31, 2026	December 31, 2025
Cemetery perpetual care trust investments, at market value	$97,434	$95,625
Obligations due to (due from) trust	(1,852)	(2,200)
Care trusts' corpus	$95,582	$93,425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at March 31, 2026 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,331	$—	$—	$8,331
Common stock	1	10,040	1,780	(1,450)	10,370
Limited partnership fund		3,011	382	—	3,393
Mutual funds:
Equity	1	9,195	129	(956)	8,368
Fixed income	2	39,656	41	(376)	39,321
Alternative investments		26,331	247	(37)	26,541
Trust securities		$96,564	$2,579	$(2,819)	$96,324
Accrued investment income		$1,110			$1,110
Preneed cemetery trust investments					$97,434
Market value as a percentage of cost					99.8%

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
There were no fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at March 31, 2026 and December 31, 2025.
Perpetual care trust investment security transactions recorded in Other, net on our Consolidated Statements of Operations are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Realized gains	695	251
Realized losses	$(171)	$(201)
Unrealized gains (losses), net	(240)	688
Net change in care trusts’ corpus	(284)	(738)
	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Investment income	$2,300	$2,487
Realized losses	(429)	(672)
Total	$1,871	$1,815
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Purchases	$(3,550)	$(3,122)
Sales	$6,377	$15,963
9. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	March 31, 2026	December 31, 2025
Preneed funeral trust funds, at cost	$16,625	$16,758
Less: allowance for contract cancellation	(499)	(503)
Receivables from preneed funeral trusts, net	$16,126	$16,255
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at March 31, 2026 and December 31, 2025. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at March 31, 2026, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$2,258	$2,258
Fixed income investments	10,990	10,990
Mutual funds and common stocks	3,373	3,227
Annuities	4	4
Total	$16,625	$16,479
The composition of the preneed trust funds at December 31, 2025, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$2,220	$2,220
Fixed income investments	11,108	11,108
Mutual funds and common stocks	3,426	3,306
Annuities	4	4
Total	$16,758	$16,638

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LONG TERM DEBT
Our long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior Notes	$397,505	$397,319
Credit Facility	119,323	125,435
Acquisition debt, net of current portion	5,453	5,581
Total Long-term debt	$522,281	$528,335
Senior Notes
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Consolidated Balance Sheets as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $2,557 and $2,411, respectively	(1,945)	(2,089)
Debt issuance costs, net of accumulated amortization of $726 and $685, respectively	(550)	(592)
Carrying value of the Senior Notes	$397,505	$397,319
At March 31, 2026, the fair value of the Senior Notes, which are Level 2 measurements, was $380.3 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Senior Notes interest expense	4,250	4,250
Senior Notes amortization of debt discount	146	138
Senior Notes amortization of debt issuance costs	41	39
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 38 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both three months ended March 31, 2026 and 2025 were 4.42% and 4.30%, respectively.
Credit Facility
At March 31, 2026, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Senior Notes above) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”).
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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At March 31, 2026, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at March 31, 2026.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Credit Facility	$120,500	$126,700
Debt issuance costs, net of accumulated amortization of $3,387 and $3,300, respectively	(1,177)	(1,265)
Total Credit Facility	$119,323	$125,435

Acquisition debt	$6,215	$6,188
Less: current portion	(762)	(607)
Total acquisition debt, net of current portion	$5,453	$5,581
At March 31, 2026, we had outstanding borrowings under the Credit Facility of $120.5 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2027, and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At March 31, 2026, we had $127.3 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At March 31, 2026, the prime rate margin was equivalent to 1.13% and the SOFR term margin was 2.23%. The weighted average interest rate on our Credit Facility was 5.9% and 6.9% for the years ended March 31, 2026 and 2025, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Credit Facility interest expense	1,987	2,499
Credit Facility amortization of debt issuance costs	87	88
Acquisition debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 8.5%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Acquisition debt imputed interest expense	$150	$94
11. DIVESTED OPERATIONS
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million. We did not sell any businesses during the three months ended March 31, 2026.
Net (gain) loss on divestitures and impairment charges. The components of Net (gain) loss on divestitures and impairment charges are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Impairment of goodwill, intangibles, and PPE	$236	$117
Net loss (gain) on divestitures	51	(5,937)
Net (gain) loss on disposals of fixed assets	(9)	50
Total	$278	$(5,770)
12. BUSINESS COMBINATIONS
We did not acquire any businesses during the three months ended March 31, 2026. On September 9, 2025, we acquired a business consisting of six funeral homes, one cemetery, and one cremation focused business in the Orlando, FL area for approximately $49.0 million. The purchase price consisted of $47.0 million in cash at closing and $2.0 million of deferred purchase price payments. The net present value of such future deferred purchase price payments was $1.3 million. We acquired substantially all of the assets and assumed certain operating liabilities of these businesses.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
13. SUBSEQUENT EVENTS
On May 6, 2026, the Company announced it has entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Raymond James & Associates, Inc., serving as sales agents (together, the “Sales Agents”), with respect to its at-the-market offering program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, cost inflation, overhead, including talent recruitment, field and corporate incentive compensation, preneed sales or other financial items; any statements of the plans, strategies, objectives and timing of management for future operations or financing activities, including, but not limited to, capital allocation, organizational performance, execution of our strategic objectives and growth strategy, planned acquisitions and divestitures, technology improvements, product development, the ability to obtain credit or financing, anticipated integration, performance and other benefits of recently completed and anticipated acquisitions, and cost management and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements regarding future economic and market conditions or performance; any statements related to the ATM Program, potential future sales thereunder, and the expected uses of proceeds thereof, including our ability to meet the expectations, timing and plans, if at all, related to the ATM Program; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or divestitures. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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
•our ability to meet the timing, objectives, and expectations of our ATM Program, if at all, including the planned use of proceeds and the potentially dilutive effects to our shareholders of issuances of shares under the ATM Program;
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
•military conflicts, acts of war or terrorists acts and the governmental or military response to such acts or conflicts;
•our failure to maintain effective control over financial reporting; and
•other factors and uncertainties inherent in the funeral and cemetery industry.
For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (i) Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and (ii) Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 68% of our total revenue and Cemetery Operations, which currently accounts for approximately 32% of our total revenue. At March 31, 2026, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
COMPANY DEVELOPMENTS
ATM Offering Program
On May 6, 2026, the Company announced it has entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Raymond James & Associates, Inc., serving as sales agents (together, the “Sales Agents”), with respect to its at-the-market offering program under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million through the Sales Agents.
Macroeconomic and Inflationary Factors
During 2026, consumer discretionary spending has reflected mixed trends, with higher-income consumers appearing more resilient and moderate-income consumers exhibiting more cautious behavior, which could result in an overall reduction in consumer spending and demand for products and services. These trends are also influenced by moderating but still elevated inflation. Although certain indicators suggest that inflation has moderated, we continue to monitor potential impacts due to ongoing geopolitical tensions and evolving tariff and trade policies. These pressures, along with volatility in energy prices, interest rates, and ongoing tariff developments, may result in certain costs remaining elevated and contribute to broader economic uncertainty. Such inflation may negatively impact consumer discretionary spending, including the amount that consumers are able to spend on our services, although we have not experienced any material impacts to date and our industry has been largely resilient to similar adverse economic and market environments in the past. To date, these conditions have not materially impacted our business.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, as needed, subject to its customary terms and conditions. For additional details related to our debt and lease obligations, including our Credit Facility, Acquisition Debt and Senior Notes, refer to Notes 10 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
However, if our capital allocations and expenditures or acquisition plans change, we may need to access the capital markets, including, for example, through our ATM Program, or seek further borrowing capacity from our lenders to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part I, Item 1A, “Risk Factors”.
Cash Flows
We began 2026 with $1.7 million in cash and ended the year with $2.9 million in cash. As of March 31, 2026, we had borrowings of $120.5 million outstanding on our Credit Facility compared to $126.7 million as of December 31, 2025.

The following table sets forth the elements of cash flow (in thousands):

	Three months ended March 31,
	2026	2025
Cash and cash equivalents at beginning of period	$1,688	$1,165

Net cash provided by operating activities	14,898	13,792

Capital expenditures	(3,896)	(3,163)
Proceeds from divestitures and sale of other assets	16	18,660
Net cash (used in) provided by investing activities	(3,880)	15,497

Net payments on our credit facility, acquisition debt, and finance lease obligations	(6,314)	(17,148)
Net payments on employee equity plans	(1,712)	(6,941)
Dividends paid on common stock	(1,772)	(1,722)
Net cash used in financing activities	(9,798)	(25,811)

Cash and cash equivalents at end of period	$2,908	$4,643
Operating Activities
For the three months ended March 31, 2026, cash provided by operating activities was $14.9 million compared to $13.8 million for the three months ended March 31, 2025.
Investing Activities
Our investing activities resulted in net cash outflows of $3.9 million for the three months ended March 31, 2026, compared to net cash inflows of $15.5 million for the three months ended March 31, 2025, a decrease of $19.4 million.
Acquisition and Divestiture Activity
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million. Additionally, we sold real property for $2.9 million.
Capital Expenditures
For the three months ended March 31, 2026, our capital expenditures (comprised of growth and maintenance spend) totaled $3.9 million compared to $3.2 million for the year ended March 31, 2025, an increase of $0.7 million.
The following tables present our capital expenditures (in thousands):

	Three months ended March 31,
	2026	2025
Growth	$1,696	$1,753
Maintenance	2,200	1,410
Total Capital Expenditures	$3,896	$3,163

Financing Activities
Our financing activities resulted in a net cash outflow of $9.8 million for the three months ended March 31, 2026, compared to a net cash outflow of $25.8 million for the three months ended March 31, 2025, a decrease of $16.0 million.
During the three months ended March 31, 2026, we had net payments on our Credit Facility, acquisition debt, and finance leases of $6.3 million, net payments on our employee equity plans of $1.7 million, and paid dividends of $1.8 million.
During the three months ended March 31, 2025, we had net payments on our Credit Facility, acquisition debt, and finance leases of $17.1 million, net payments on our employee equity plans of $6.9 million, and paid dividends of $1.7 million.
FINANCIAL HIGHLIGHTS
Below are our consolidated financial highlights (in thousands except for volumes and averages):

	Three months ended March 31,
	2026	2025	Inc/(Dec)	% Change
Total revenue	$106,120	$107,069	$(949)	(0.9)%
Funeral contracts	11,218	11,319	(101)	(0.9)%
Average revenue per funeral contract	$6,051	$5,869	$182	3.1%
Preneed insurance contracts sold	2,927	2,711	216	8.0%
Preneed interment rights (property) sold	3,153	3,236	(83)	(2.6)%
Average price per preneed interment right (property) sold	$6,017	$5,419	$598	11.0%
Preneed sales production (M&S and property)	$23,900	$21,731	$2,169	10.0%
Gross profit	$38,640	$37,842	$798	2.1%
Net income	$13,492	$20,926	$(7,434)	(35.5)%
Revenue for the three months ended March 31, 2026 decreased $0.9 million compared to the three months ended March 31, 2025, primarily due to a decrease in divested revenue that was partially offset by growth in acquisition revenue. In our Funeral segment, we experienced a 0.9% decrease in funeral contract volume; partially offset by a 3.1% increase in the average revenue per funeral contract, and an 8.0% increase in preneed insurance contracts sold. In our Cemetery segment, we experienced a 10.0% increase in preneed sales production (M&S and property) and an 11.0% increase in the average price per interment right (property) sold; partially offset by a 2.6% decrease in the number of preneed interment rights (property) sold.
Gross profit for the three months ended March 31, 2026 increased $0.8 million compared to the three months ended March 31, 2025, primarily due to effective cost management.
Net income for the three months ended March 31, 2026 decreased $7.4 million compared to the three months ended March 31, 2025, primarily due to a prior year net gain on divestitures, impairment charges, and sale of real property of $7.8 million and a $1.0 million increase in general and administrative expenses; partially offset by a $0.8 million increase in gross profit contribution from our businesses, a $0.4 million decrease in interest expense, and a $0.4 million decrease in income tax expenses.
Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended March 31, 2026, dated May 6, 2026, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. Additionally, management employs segment gross profit for product pricing evaluation and uses segment adjusted operating profit to assess each segment’s performance by comparing results. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.

Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended March 31,
	2026	2025
Gross profit	$38,640	$37,842

Cemetery property amortization	1,995	1,828
Field depreciation expense	3,408	3,322
Regional and unallocated funeral and cemetery costs	4,391	5,235
Adjusted operating profit(1)	$48,434	$48,227

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense, and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended March 31,
	2026	2025
Funeral Home	$31,598	$33,179
Cemetery	16,836	15,048
Adjusted operating profit	$48,434	$48,227

Adjusted operating profit margin(1)	45.6%	45.0%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three months ended March 31, 2026 and 2025.
The term “comparable” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned for the entire period beginning January 1, 2025 and ending March 31, 2026.
The term “acquired” refers to the funeral homes and cemeteries acquired as discussed in Note 12 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The term “divested” refers to the funeral homes and cemeteries sold and/or merged as discussed in Note 11 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended March 31,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$63,276	$66,054	$(2,778)	(4.2)%
Acquired	2,726	—	2,726	100.0%
Divested	3	3,451	(3,448)	(99.9)%
Ancillary	847	1,032	(185)	(17.9)%
Other	4,862	4,082	780	19.1%
Total	$71,714	$74,619	$(2,905)	(3.9)%

Adjusted operating profit
Comparable	$26,220	$28,701	$(2,481)	(8.6)%
Acquired	823	—	823	100.0%
Divested	(10)	959	(969)	(101.0)%
Ancillary	190	188	2	1.1%
Other	4,375	3,331	1,044	31.3%
Total	$31,598	$33,179	$(1,581)	(4.8)%

The following measures reflect significant metrics from comparable operations over the comparative period:

Contract volume	10,663	11,319	(656)	(5.8)%
Average revenue per contract, excluding preneed funeral trust earnings	$5,934	$5,836	$98	1.7%
Average revenue per contract, including preneed funeral trust earnings	$6,099	$6,002	$263	4.5%
Cremation rate	60.5%	60.1%	0.4%	0.7%
Funeral home comparable revenue decreased $2.8 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decline in comparable revenue is primarily driven by a 5.8% decrease in contract volume.
Funeral home comparable adjusted operating profit for the three months ended March 31, 2026 decreased $2.5 million when compared to the same period in 2025, primarily due to the increase in operating expense relative to revenue. The comparable operating profit margin decreased 210 basis points to 41.4%. Operating expenses as a percentage of revenue increased 2.0%, with the largest increases attributable to salaries and benefits expenses, facilities and grounds expenses, and general and administrative expense.
Ancillary revenue decreased $0.2 million, while ancillary adjusted operating profit increased $2.0 thousand for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in ancillary revenue is primarily driven by a decline in our online cremation business.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $0.8 million and $1.0 million, respectively, for the three months ended March 31, 2026, compared to the same period in 2025. This increase is primarily driven by growth of $0.5 million in general agency commission income for the first quarter of 2026 compared to the same period in 2025, reflecting continued growth in preneed funeral sales through our strategic partnership with a national insurance provider.

Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended March 31,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$29,574	$27,895	$1,679	6.0%
Acquired	1,235	—	1,235	100.0%
Divested	—	1,196	(1,196)	(100.0)%
Other	3,597	3,359	238	7.1%
Total	$34,406	$32,450	$1,956	6.0%

Adjusted operating profit
Comparable	$12,829	$11,390	$1,439	12.6%
Acquired	492	—	492	100.0%
Divested	(1)	360	(361)	(100.3)%
Other	3,516	3,298	218	6.6%
Total	$16,836	$15,048	$1,788	11.9%

The following measures reflect the significant comparable metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	69.2%	67.8%	1.4%	2.1%
Preneed revenue (in thousands)	$20,466	$18,920	$1,546	8.2%
Atneed revenue (in thousands)	$9,108	$8,975	$133	1.5%
Number of preneed interment rights sold	2,871	3,091	(220)	(7.1)%
Average price per interment right sold	$6,346	$5,504	$842	15.3%
Cemetery comparable revenue increased $1.7 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as we experienced a 15.3% increase in the average price per interment right sold; partially offset by a 7.1% decrease in the number of preneed interment rights (property) sold. Cemetery atneed revenue, which represents approximately 30.8% of our total operating revenue, increased $0.1 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to a 9.6% increase in the average price per atneed contract.
Cemetery comparable adjusted operating profit increased $1.4 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily driven by higher property sales and increased deliveries of merchandise and service items both to preneed and atneed customers, while costs remained relatively stable. As a result, comparable operating profit margin increased 260 basis points to 43.4%.
Other revenue and other adjusted operating profit increased $0.2 million each, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to prior year activity in our perpetual care trust fund that did not recur in 2026.
Cemetery property amortization. Cemetery property amortization totaled $2.0 million for the three months ended March 31, 2026 and 2025, respectively, primarily driven by the increase in property sold across our cemetery portfolio.
Field depreciation. Depreciation expense for our field businesses totaled $3.4 million for the three months ended March 31, 2026, an increase of $0.1 million compared to the three months ended March 31, 2025, primarily driven by our business decision to lease vehicles rather than purchase them.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $4.4 million for the three months ended March 31, 2026, a decrease of $0.8 million compared to the same period in 2025, primarily driven by a decrease in leadership and development expenses.

Other Financial Statement Items
General, administrative, and other. General, administrative, and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $13.1 million for the three months ended March 31, 2026, an increase of $1.0 million compared to the same period in 2025, primarily driven by a $0.5 million increase in salaries and wages, a $0.3 million increase in depreciation and amortization, primarily driven by amortization of costs related to the development of our digital transformation project, and a $0.2 million increase in facilities and grounds, primarily as a result of an increase in property taxes.
Net (gain) loss on divestitures and impairment charges. The components of Net (gain) loss on divestitures and impairment charges are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Impairment of goodwill, intangibles, and PPE	$236	$117
Net loss (gain) on divestitures	51	(5,937)
Net (gain) loss on disposals of fixed assets	(9)	50
Total	$278	$(5,770)
During the three months ended March 31, 2025, we sold two funeral homes and three cemeteries for a gain of $5.9 million. We also recognized an impairment of $0.1 million on land held for sale during the three months ended March 31, 2025.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Senior Notes	$4,437	$4,427
Credit Facility	2,074	2,587
Finance leases	223	188
Acquisition debt	150	94
Other	—	2
Total	$6,884	$7,298
Other, net. During the three months ended March 31, 2025, we recorded a $2.0 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the three months ended March 31, 2026.
Income taxes. Income tax expense including discrete items totaled $4.9 million for the three months ended March 31, 2026, a decrease of $0.4 million compared to the three months ended March 31, 2025. The current quarter's lower effective tax rate before discrete items, was partially offset by higher excess tax benefits recognized on the settlement of employee share-based awards in the prior year first quarter. Our effective tax rate before discrete items was 28.1% and 31.2% for the three months ended March 31, 2026 and 2025, respectively, primarily related to a decrease in non-deductible officer compensation.
CRITICAL ACCOUNTING ESTIMATES
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Understanding our accounting policies and the extent to which our management uses judgment, assumptions and estimates in applying these policies is integral to understanding our Condensed Consolidated Financial Statements. Our critical accounting policies are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data” in Note 1 in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Part II, Item 7(a), “Quantitative and Qualitative Disclosures About Market Risk,” in our 2025 Annual Report on Form 10-K. Our exposure to market risk has not changed materially since December 31, 2025.
Item 4.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at March 31, 2026 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of March 31, 2026, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of March 31, 2026, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Item 1A.Risk Factors.
We are supplementing the risk factors set out under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, with the updated risk factor set out below. Readers should carefully consider the risk factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Stockholders may experience future dilution as a result of future equity offerings and issuances.
In the future, we may offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including under our ATM Program, and our then-existing stockholders may experience dilution as a result. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by our then current stockholders. Investors purchasing shares or other securities in the future could also have rights superior to existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

January 1, 2026 - January 31, 2026 (2)	74	$40.75	—	$48,898,769
February 1, 2026 - February 28, 2026 (2)	31,492	$44.64	—	$48,898,769
March 1, 2026 - March 31, 2026	—	$—	—	$48,898,769
Total for quarter ended March 31, 2026	31,566		—

(1)
We did not repurchase any shares under our share repurchase program during the three months ended March 31, 2026. At March 31, 2026, our share repurchase program had approximately $48.9 million authorized for repurchases.

(2)	Includes shares purchased in connection with the surrender of shares by employees to satisfy certain tax withholding obligations under compensation plans.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2026, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted, modified, or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K.
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

CARRIAGE SERVICES, INC.
Date:	May 7, 2026	/s/ John Enwright
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

3.3	Certificate of Amendment dated May 7, 2002. Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2002, filed on August 13,2002.

3.4	Amended and Restated By-Laws of Carriage Services, Inc. dated June 21, 2023. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2023.

*10.1	Form of Nonqualified Deferred Compensation Plan †

*10.2	Form of 2026 Performance Award under Carriage Services, Inc. 2017 Omnibus Incentive Plan †

*10.3	Employment Agreement dated February 2, 2026, by and between the Company and Sam A. Mazzu, III †

*31.1	Certification of Periodic Financial Reports by Carlos R. Quezada in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Periodic Financial Reports by John Enwright in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Periodic Financial Reports by Carlos R. Quezada and John Enwright in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Documents.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________

(*)	Filed herewith.
(**)	Furnished herewith.
(†)	Management contract or compensatory plan or arrangement.