Form 10-Q
period 2026-06-30
CARRIAGE SERVICES INC
filed 2026-08-06
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of July 31, 2026 was 15,882,296.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$45,605	$46,510	$96,527	$99,520
Property and merchandise revenue	47,149	46,513	93,041	92,099
Other revenue	10,195	9,124	19,501	17,597
Total revenue	102,949	102,147	209,069	209,216
Field costs and expenses:
Cost of service	23,897	23,787	48,344	48,364
Cost of merchandise	32,524	32,156	64,538	64,765
Cemetery property amortization	3,129	2,241	5,124	4,069
Field depreciation expense	3,357	3,288	6,765	6,610
Regional and unallocated funeral and cemetery costs	3,652	3,260	8,043	8,495
Other expenses	1,346	1,480	2,571	3,136
Total field costs and expenses	67,905	66,212	135,385	135,439
Gross profit	35,044	35,935	73,684	73,777
Corporate costs and expenses:
General, administrative, and other	11,001	11,938	24,086	23,986
Net loss (gain) on divestitures and impairment charges	90	(1)	368	(5,771)
Operating income	23,953	23,998	49,230	55,562

Interest expense	6,683	7,034	13,567	14,332
Other, net	113	107	107	(1,881)
Income before income taxes	17,157	16,857	35,556	43,111
Expense for income taxes	4,935	5,260	10,098	13,451
Benefit related to discrete income tax items	(50)	(142)	(306)	(3,005)
Total expense for income taxes	4,885	5,118	9,792	10,446
Net income	$12,272	$11,739	$25,764	$32,665

Basic earnings per common share:	$0.78	$0.75	$1.63	$2.09
Diluted earnings per common share:	$0.77	$0.74	$1.61	$2.07

Dividends declared per common share:	$0.1125	$0.1125	$0.2250	$0.2250
Weighted average number of common and common equivalent shares outstanding:
Basic	15,651	15,458	15,609	15,352
Diluted	15,842	15,653	15,811	15,528
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,550	$1,688
Accounts receivable, net	43,649	40,647
Inventories	7,727	7,763
Prepaid and other current assets	13,714	5,978
Total current assets	67,640	56,076
Preneed cemetery trust investments	113,456	109,152
Preneed funeral trust investments	112,900	115,416
Preneed cemetery receivables, net	69,605	67,055
Receivables from preneed funeral trusts, net	16,165	16,255
Property, plant, and equipment, net	286,815	286,810
Cemetery property, net	114,718	115,645
Goodwill	428,714	427,897
Intangible and other non-current assets, net	45,274	43,607
Operating lease right-of-use assets	11,563	12,045
Cemetery perpetual care trust investments	98,772	95,625
Non-current assets held for sale	322	322
Total assets	$1,365,944	$1,345,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,715	$4,296
Accounts payable	16,298	18,999
Accrued and other liabilities	25,467	33,922
Total current liabilities	46,480	57,217
Long-term debt	526,016	528,335
Obligations under finance leases, net of current portion	9,011	9,339
Obligations under operating leases, net of current portion	9,531	10,538
Deferred preneed cemetery revenue	79,360	76,781
Deferred preneed funeral revenue	32,654	33,663
Deferred tax liability	57,834	55,409
Other long-term liabilities	1,469	1,854
Deferred preneed cemetery receipts held in trust	113,456	109,152
Deferred preneed funeral receipts held in trust	112,900	115,416
Care trusts’ corpus	97,864	93,425
Total liabilities	1,086,575	1,091,129
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 27,510,114 and 27,378,870 shares issued, respectively and 15,882,296 and 15,751,052 shares outstanding, respectively	275	274
Additional paid-in capital	237,367	238,539
Retained earnings	320,480	294,716
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	279,369	254,776
Total liabilities and stockholders’ equity	$1,365,944	$1,345,905
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$25,764	$32,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,037	11,574
Provision for credit losses	2,048	1,973
Stock-based compensation expense	4,026	3,845
Deferred income tax expense	2,426	3,264
Amortization of intangibles	643	660
Amortization of debt issuance costs	259	255
Amortization and accretion of debt	292	278
Net loss (gain) on divestitures and impairment charges	368	(5,771)
Net gain on sale of excess real property	—	(1,993)
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(7,601)	(11,430)
Inventories, prepaid, and other current assets	(7,376)	(3,136)
Intangible and other non-current assets	(2,717)	(1,117)
Preneed funeral and cemetery trust investments	(3,380)	(4,281)
Accounts payable	(3,444)	(2,245)
Accrued and other liabilities	(8,229)	(10,458)
Deferred preneed funeral and cemetery revenue	1,572	1,941
Deferred preneed funeral and cemetery receipts held in trust	4,762	5,853
Net cash provided by operating activities	22,450	21,877
Cash flows from investing activities:
Acquisitions of businesses	(4,500)	—
Capital expenditures	(9,223)	(6,009)
Proceeds from divestitures and sale of other assets	342	18,822
Net cash (used in) provided by investing activities	(13,381)	12,813
Cash flows from financing activities:
Borrowings from the credit facility	63,029	24,600
Payments against the credit facility	(65,729)	(48,700)
Payments on acquisition debt and obligations under finance leases	(251)	(221)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	688	983
Taxes paid on restricted stock, performance award vestings, and exercise of stock options	(2,387)	(7,631)
Dividends paid on common stock	(3,557)	(3,488)
Net cash used in financing activities	(8,207)	(34,457)
Net increase in cash and cash equivalents	862	233
Cash and cash equivalents at beginning of period	1,688	1,165
Cash and cash equivalents at end of period	$2,550	$1,398

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$12,901	$13,614
Cash paid for income taxes	13,109	9,884
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended June 30, 2026
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - March 31, 2026	15,872	$275	$237,209	$308,208	$(278,753)	$266,939
Net income	—	—	—	12,272	—	12,272
Issuance of common stock from employee stock purchase plan	8	—	325	—	—	325
Issuance of common stock to directors and board advisor	2	—	62	—	—	62
Exercise of stock options	18	—	3	—	—	3
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(16)	—	(315)	—	—	(315)
Stock-based compensation expense	—	—	1,868	—	—	1,868
Dividends on common stock ($0.1125 per share)	—	—	(1,785)	—	—	(1,785)
Balance - June 30, 2026	15,884	$275	$237,367	$320,480	$(278,753)	$279,369

	Three months ended June 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - March 31, 2025	15,693	$273	$237,407	$264,135	$(278,753)	$223,062
Net income	—	—	—	11,739	—	11,739
Issuance of common stock from employee stock purchase plan	9	—	295	—	—	295
Issuance of common stock to directors and board advisor	1	—	63	—	—	63
Exercise of stock options	2	—	—	—	—	—
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(4)	—	(2)	—	—	(2)
Stock-based compensation expense	—	—	2,029	—	—	2,029
Dividends on common stock ($0.1125 per share)	—	—	(1,766)	—	—	(1,766)
Balance - June 30, 2025	15,701	$273	$238,026	$275,874	$(278,753)	$235,420

	Six months ended June 30, 2026
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2025	15,751	$274	$238,539	$294,716	$(278,753)	$254,776
Net income	—	—	—	25,764	—	25,764
Issuance of common stock from employee stock purchase plan	18	—	685	—	—	685
Issuance of common stock to directors and board advisor	3	—	125	—	—	125
Issuance of restricted common stock	110	1	(1)	—	—	—
Exercise of stock options	63	—	3	—	—	3
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(62)	—	(2,387)	—	—	(2,387)
Stock-based compensation expense	—	—	3,901	—	—	3,901
Dividends on common stock ($0.2250 per share)	—	—	(3,557)	—	—	(3,557)
Other	1	—	59	—	—	59
Balance - June 30, 2026	15,884	$275	$237,367	$320,480	$(278,753)	$279,369

	Six months ended June 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2024	15,254	$269	$243,825	$243,209	$(278,753)	$208,550
Net income	—	—	—	32,665	—	32,665
Issuance of common stock from employee stock purchase plan	20	—	662	—	—	662
Issuance of common stock to directors and board advisor	3	—	140	—	—	140
Issuance of common stock	271	3	(3)	—	—	—
Issuance of restricted common stock	115	1	(1)	—	—	—
Exercise of stock options	79	—	321	—	—	321
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(53)	—	(7,631)	—	—	(7,631)
Stock-based compensation expense	—	—	3,705	—	—	3,705
Dividends on common stock ($0.2250 per share)	—	—	(3,488)	—	—	(3,488)
Other	12	—	496	—	—	496
Balance - June 30, 2025	15,701	$273	$238,026	$275,874	$(278,753)	$235,420
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States (“U.S.”). Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 66% of our total revenue and Cemetery Operations, which currently accounts for approximately 34% of our total revenue. At June 30, 2026, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate our critical estimates and judgments, which include those related to the impairment of goodwill and the fair value measurements used in business combinations. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period.
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
Held for sale balances on our Condensed Consolidated Balance Sheets primarily consist of $0.3 million of property, plant and equipment as of June 30, 2026, and December 31, 2025, respectively.
On July 10, 2026, we completed the sale of excess land that was classified as held for sale on our Condensed Consolidated Balance Sheets as of June 30, 2026.
During the three months ended June 30, 2026, we sold one funeral home for an aggregate of $0.3 million. We recorded an impairment of $0.1 million and $0.3 million, for the three and six months ended June 30, 2026, respectively, resulting in an immaterial loss recorded in Net (gain) loss on divestitures and impairment charges on our Condensed Consolidated Statements of Operations.
During the three months ended June 30, 2025, we merged one funeral home with another business we own in an existing market. During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million and merged one funeral home with another business we own in an existing market. We recorded an impairment of $0.1 million during the six months ended June 30, 2025, resulting in a gain of $5.9 million recorded in Net (gain) loss on divestitures and impairment charges on our Condensed Consolidated Statements of Operations.
Income Taxes
Income tax expense was $4.9 million and $5.1 million for the three months ended June 30, 2026 and 2025, respectively, and $9.8 million and $10.4 million for the six months ended June 30, 2026 and 2025, respectively. Our operating tax rate before discrete items was 28.8% and 31.2% for the three months ended June 30, 2026 and 2025, respectively, and 28.4% and 31.2% for the six months ended June 30, 2026 and 2025, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
3. SEGMENT REPORTING
Our Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer, utilizes segment adjusted operating profit for resource allocation across segments, particularly during the annual budgeting and forecasting processes. The CODM examines variances on a monthly basis to make informed decisions regarding capital and personnel distribution among segments. Additionally, the CODM employs segment gross profit for product pricing evaluation and uses segment adjusted operating profit to assess each segment’s performance by comparing results and return on assets against expected outcomes. The CODM does not review disaggregated assets by segment; therefore assets by segment are not provided.
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, operating income (loss), depreciation and amortization, regional and unallocated funeral and cemetery costs, and gross profit by segment as follows: (in thousands) for the three and six months ended June 30, 2026 and 2025, respectively:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended June 30, 2026	Funeral	Cemetery	Total
Revenue
Services	$40,414	$5,191	$45,605
Merchandise	17,912	4,433	22,345
Cemetery property	—	24,804	24,804
Other revenue	7,366	2,829	10,195
Total revenue	$65,692	$37,257	$102,949

Less:
Salaries, benefits, and commission expenses	$17,607	$11,221	$28,828
Cost of merchandise	3,328	2,069	5,397
Allocated overhead costs(1)	3,039	1,244	4,283
Facilities and grounds expenses	2,774	1,564	4,338
General and administrative expenses(2)	2,818	1,024	3,842
Other segment expenses(3)	8,946	2,133	11,079
Adjusted operating profit (4)	$27,180	$18,002	$45,182

Reconciliation of Adjusted operating profit margin to Gross profit
Cemetery property amortization	$—	$3,129	$3,129
Field depreciation expense	2,829	528	3,357
Regional and unallocated funeral and cemetery costs	2,096	1,556	3,652
Gross profit	$22,255	$12,789	$35,044

Corporate costs and expenses:
General and administrative expenses			$11,001
Net loss on divestitures and impairment charges			90
Operating income			$23,953

Interest expense			$6,683
Other, net			113
Income before income taxes			$17,157

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended June 30, 2025	Funeral	Cemetery	Total
Revenue
Services	$41,308	$5,202	$46,510
Merchandise	18,264	4,330	22,594
Cemetery property	—	23,919	23,919
Other revenue	5,675	3,449	9,124
Total revenue	$65,247	$36,900	$102,147

Less:
Salaries, benefits, and commission expenses	$17,011	$10,533	$27,544
Cost of merchandise	5,276	2,135	7,411
Allocated overhead costs(1)	3,387	1,367	4,754
Facilities and grounds expenses	2,709	1,561	4,270
General and administrative expenses(2)	2,703	956	3,659
Other segment expenses(3)	7,911	1,874	9,785
Adjusted operating profit (4)	$26,250	$18,474	$44,724

Reconciliation of Adjusted operating profit margin to Gross profit
Cemetery property amortization	$—	$2,241	$2,241
Field depreciation expense	2,835	453	3,288
Regional and unallocated funeral and cemetery costs	1,736	1,524	3,260
Gross profit	$21,679	$14,256	$35,935

Corporate costs and expenses:
General and administrative expenses			$11,938
Net loss on divestitures and impairment charges			(1)
Operating income			$23,998

Interest expense			$7,034
Other, net			107
Income before income taxes			$16,857

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six months ended, June 30, 2026	Funeral	Cemetery	Total
Revenue
Services	$85,906	$10,621	$96,527
Merchandise	38,425	8,598	47,023
Cemetery property	—	46,018	46,018
Other revenue	13,075	6,426	19,501
Total revenue	$137,406	$71,663	$209,069

Less:
Salaries, benefits, and commission expenses	$35,480	$21,355	$56,835
Cost of merchandise	8,919	4,070	12,989
Allocated overhead costs(1)	5,998	2,405	8,403
Facilities and grounds expenses	5,845	2,815	8,660
General and administrative expenses(2)	6,246	2,077	8,323
Other segment expenses(3)	16,140	4,103	20,243
Adjusted operating profit (4)	$58,778	$34,838	$93,616

Reconciliation of Adjusted operating profit to Gross profit
Cemetery property amortization	$—	$5,124	$5,124
Field depreciation expense	5,715	1,050	6,765
Regional and unallocated funeral and cemetery costs	4,427	3,616	8,043
Gross profit	$48,636	$25,048	$73,684

Corporate costs and expenses:
General and administrative expenses			$24,086
Net loss on divestitures and impairment charges			368
Operating income			$49,230

Interest expense			$13,567
Other, net			107
Income before income taxes			$35,556

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six months ended June 30, 2025	Funeral	Cemetery	Total
Revenue
Services	89,257	10,263	$99,520
Merchandise	39,820	8,369	48,189
Cemetery property	—	43,910	43,910
Other revenue	10,789	6,808	17,597
Total revenue	139,866	69,350	209,216

Less:
Salaries, benefits, and commission expenses	34,988	20,452	55,440
Cost of merchandise	11,547	3,961	15,508
Allocated overhead costs(1)	6,613	2,699	9,312
Facilities and grounds expenses	5,638	2,765	8,403
General and administrative expenses(2)	5,724	1,851	7,575
Other segment expenses(3)	15,927	4,100	20,027
Adjusted operating profit (4)	$59,429	$33,522	$92,951

Reconciliation of Adjusted operating profit margin to Gross profit
Cemetery property amortization	—	4,069	$4,069
Field depreciation expense	5,661	949	$6,610
Regional and unallocated funeral and cemetery costs	4,886	3,609	8,495
Gross profit	$48,882	$24,895	$73,777

Corporate costs and expenses:
General and administrative expenses			$23,986
Net loss on divestitures and impairment charges			(5,771)
Operating income			$55,562

Interest expense			$14,332
Other, net			(1,881)
Income before income taxes			$43,111

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$12,272	$11,739	$25,764	$32,665
Less: Earnings allocated to unvested restricted stock	(150)	(194)	(333)	(540)
Income attributable to common stockholders	$12,122	$11,545	$25,431	$32,125

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,651	15,458	15,609	15,352
Effect of dilutive securities:
Stock options	191	195	202	176
Denominator for diluted earnings per common share – weighted average shares outstanding	15,842	15,653	15,811	15,528

Basic earnings per common share:	$0.78	$0.75	$1.63	$2.09
Diluted earnings per common share:	$0.77	$0.74	$1.61	$2.07
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Antidilutive stock options	208	228	213	224

5. GOODWILL
Many of the former owners and staff of our acquired funeral home and cemetery businesses have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of acquired funeral home and cemetery businesses is recorded as goodwill.
The following table presents changes in goodwill in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	June 30, 2026	December 31, 2025
Goodwill at the beginning of the period	$427,897	$414,859
Increase in goodwill related to acquisitions	1,096	37,746
Decrease in goodwill related to divestitures	(279)	(24,708)
Goodwill at the end of the period	$428,714	$427,897

During the six months ended June 30, 2026, we allocated $0.3 million of goodwill to the sale of one funeral home which was recorded in Net loss on divestitures and impairment charges on our Condensed Consolidated Statements of Operations, allocated to our funeral home segment.
During the six months ended June 30, 2025, we allocated $4.2 million of goodwill to the sale of two funeral homes and three cemeteries which was recorded in Net loss (gain) on divestitures and impairment charges on our Condensed Consolidated Statements of Operations, of which $2.6 million was allocated to our funeral home segment and $1.6 million was allocated to our cemetery segment.
During the first quarter of 2026, the Company implemented an executive leadership restructuring that changed the manner in which certain funeral home operations are managed and reviewed. As a result, the Company reassessed its reporting unit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

structure under ASC 350, Intangibles—Goodwill and Other and determined that certain reporting units within the funeral home segment no longer met the criteria to be considered separate reporting units. Accordingly, the Company combined these reporting units into a single reporting unit. This change did not affect the Company’s operating segments under ASC 280, Segment Reporting. In connection with the change in reporting unit structure, the Company performed a qualitative goodwill impairment assessment and concluded that it was not more likely than not that the fair value of the combined reporting unit was less than its carrying amount. Accordingly, no quantitative impairment test was required, and no goodwill impairment charge was recognized.
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
Accounts receivable are comprised of the following (in thousands):

	June 30, 2026
Column1	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$5,769	$33,659	$—	$39,428
Other receivables	852	2,900	3,015	6,767
Allowance for credit losses	(273)	(2,273)	—	(2,546)
Accounts receivable, net	$6,348	$34,286	$3,015	$43,649

	December 31, 2025
Column1	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$7,369	$31,267	$—	$38,636
Other receivables	1,245	2,614	1,726	5,585
Allowance for credit losses	(363)	(3,211)	—	(3,574)
Accounts receivable, net	$8,251	$30,670	$1,726	$40,647
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the six months ended June 30, 2026 (in thousands):

	January 1, 2026	Provision for Credit Losses	Write Offs	Recoveries	June 30, 2026
Trade and financed receivables:
Funeral	$(363)	$(243)	$749	$(416)	$(273)
Cemetery	(3,211)	(651)	1,589	—	(2,273)
Total allowance for credit losses on trade and financed receivables	$(3,574)	$(894)	$2,338	$(416)	$(2,546)
Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	June 30, 2026	December 31, 2025
Interment rights	$107,481	$99,741
Merchandise and services	17,920	17,761
Unearned finance charges	4,496	4,805
Cemetery receivables	$129,897	$122,307

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of our cemetery receivables are as follows (in thousands):

	June 30, 2026	December 31, 2025
Cemetery receivables	$129,897	$122,307
Less: unearned finance charges	(4,496)	(4,805)
Cemetery receivables, at amortized cost	$125,401	$117,502
Less: allowance for contract cancellation and credit losses	(6,091)	(5,812)
Less: balances due on undelivered cemetery preneed contracts	(18,319)	(16,579)
Less: amounts in accounts receivable	(31,386)	(28,056)
Preneed cemetery receivables, net	$69,605	$67,055
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the six months ended June 30, 2026 (in thousands):

	January 1, 2026	Provision for Credit Losses	Write Offs	June 30, 2026
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,601)	$(1,154)	$(63)	$(3,818)
The amortized cost basis of our cemetery receivables by year of origination as of June 30, 2026 is as follows (in thousands):

	2026	2025	2024	2023	2022	Prior	Total
Total cemetery receivables, at amortized cost	$36,562	$44,683	$27,364	$10,718	$4,617	$1,457	$125,401
The aging of past due cemetery receivables as of June 30, 2026 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$4,138	$1,629	$849	$6,834	$13,450	$93,632	$107,082
Deferred revenue	419	272	142	2,578	3,411	19,404	22,815
Total contracts	$4,557	$1,901	$991	$9,412	$16,861	$113,036	$129,897
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
At June 30, 2026, the carrying value and fair value of our Credit Facility was $124.0 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At June 30, 2026, the carrying value of our acquisition debt was $6.2 million, which approximated its fair value. The fair value of our Senior Notes was $383.1 million at June 30, 2026, based on the last traded or broker quoted price.
In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at June 30, 2026 because the investments include restrictions that do not allow for liquidation until 2027. As of June 30, 2026, we do not have an unfunded commitment for this investment.
Furthermore, we have nine investments in real estate debt and structured credit (“alternative investments”), whose fair value has been estimated using NAV and therefore, has not been classified in the fair value hierarchy. The investment strategy for these alternative investments is to create capital growth, income generation, and risk-adjusted returns. Capital growth is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

achieved by identifying high-potential investments that are appreciated over time. Income generation may involve dividends, rental income, or interest from various investments. Risk-adjusted returns focus on balancing potential profits with acceptable levels of risk, often through diversification and careful asset allocation. The real estate debt is approximately 41% of the total alternative investment and can be liquidated with a 40-day notice period and cannot exceed 5% of the total fund’s value. The structured credit is approximately 59% of the total alternative investment and can be liquidated with a 15-day notice period with no restrictions. As of June 30, 2026, we had approximately $29 million in unfunded commitments for these investments.
We identified investments in fixed income securities, common stock, and mutual funds presented within the preneed and perpetual care trust investments categories on our Condensed Consolidated Balance Sheets as having met the criteria for fair value measurement. Our receivables from preneed funeral trusts represent assets in trusts, which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these receivables at cost.
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
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of June 30, 2026 and 2025, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
See Notes 8 and 9 to our Condensed Consolidated Financial Statements for the fair value hierarchy levels of our trust investments.
8. TRUST INVESTMENTS
Preneed trust investments represent trust fund assets that we are generally permitted to withdraw as the services and merchandise are provided to customers. Preneed funeral and cemetery contracts are secured by payments from customers, less amounts not required by law to be deposited into trust. These earnings are recognized in Other revenue on our Condensed Consolidated Statements of Operations, when a service is performed or merchandise is delivered. Trust management fees charged by our wholly owned registered investment advisory firm are included as revenue in the period in which they are earned. Our investments are diversified across multiple industry segments using a balanced allocation strategy to minimize long-term risk. We do not intend to sell and it is likely that we will not be required to sell the securities prior to their anticipated recovery.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Preneed cemetery trust investments, at market value	$116,947	$112,531
Less: allowance for contract cancellation	(3,491)	(3,379)
Preneed cemetery trust investments	$113,456	$109,152
The cost and market values associated with preneed cemetery trust investments at June 30, 2026, are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,317	$—	$—	$15,317
Common stock	1	11,736	2,123	(1,679)	12,180
Limited partnership fund		3,514	679	—	4,193
Mutual funds:
Equity	1	10,233	77	(1,203)	9,107
Fixed income	2	43,007	92	(358)	42,741
Alternative investments		32,552	392	(157)	32,787
Trust securities		$116,359	$3,363	$(3,397)	$116,325
Accrued investment income		$622			$622
Preneed cemetery trust investments					$116,947
Market value as a percentage of cost					100.0%
The cost and market values associated with preneed cemetery trust investments at December 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,653	$—	$—	$15,653
Common stock	1	11,599	768	(1,709)	10,658
Limited partnership fund		3,496	—	(93)	3,403
Mutual funds:
Equity	1	9,483	—	(279)	9,204
Fixed income	2	43,013	353	(50)	43,316
Alternative investments		29,380	374	(68)	29,686
Trust securities		$112,624	$1,495	$(2,199)	$111,920
Accrued investment income		$611			$611
Preneed cemetery trust investments					$112,531
Market value as a percentage of cost					99.4%
There were no fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at June 30, 2026 and December 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preneed cemetery trust investment security transactions recorded in Other, net on our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income	$648	$770	$1,156	$1,417
Realized gains	40	6,199	402	8,202
Realized losses	(16)	(5,494)	(98)	(7,097)
Unrealized gains (losses), net	294	(886)	(34)	(31)
Expenses and taxes	(271)	(585)	(923)	(809)
Net change in deferred preneed cemetery receipts held in trust	(695)	(4)	(503)	(1,682)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Purchases	$(8,359)	$(38,172)	$(12,398)	$(41,678)
Sales	6,793	29,933	10,100	48,002
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2026	December 31, 2025
Preneed funeral trust investments, at market value	$116,379	$118,993
Less: allowance for contract cancellation	(3,479)	(3,577)
Preneed funeral trust investments	$112,900	$115,416
The cost and market values associated with preneed funeral trust investments at June 30, 2026 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,488	$—	$—	$20,488
Fixed income securities:
U.S agency obligations	2	307	—	(19)	288
Common stock	1	11,373	2,057	(1,627)	11,803
Limited partnership fund		3,405	658	—	4,063
Mutual funds:
Equity	1	9,382	7	(1,165)	8,224
Fixed income	2	37,746	79	(321)	37,504
Other investments	2	1,692	—	—	1,692
Alternative investments		31,545	379	(153)	31,771
Trust securities		$115,938	$3,180	$(3,285)	$115,833
Accrued investment income		$546			$546
Preneed cemetery trust investments					$116,379
Market value as a percentage of cost					99.9%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$99
Due in one to five years	91
Due in five to ten years	98
Thereafter	—
Total fixed income securities	$288
The cost and market values associated with preneed funeral trust investments at December 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost		Unrealized Gains		Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,985		$—		$—	$20,985
Fixed income securities:
U.S agency obligations	2	306		—		(18)	288
Common stock	1	11,981		793		(1,765)	11,009
Limited partnership fund		3,611		—		(97)	3,514
Mutual funds:
Equity	1	9,226		—		(276)	8,950
Fixed income	2	41,059		331		(48)	41,342
Other investments	2	1,724		—		—	1,724
Alternative investments		30,344		386		(70)	30,660
Trust securities		$119,236	$—	$1,510	$—	$(2,274)	$118,472
Accrued investment income		$521					$521
Preneed cemetery trust investments							$118,993
Market value as a percentage of cost							99.4%
The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at June 30, 2026, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2026
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$288	$(19)	$288	$(19)
Total fixed income securities with an unrealized loss	$—	$—	$288	$(19)	$288	$(19)

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
Preneed funeral trust investment security transactions recorded in Other, net on our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income	$498	$521	897	994
Realized gains	39	5,521	406	7,448
Realized losses	(15)	(4,519)	(98)	(6,228)
Unrealized gains (losses), net	296	(1,102)	(105)	211
Expenses and taxes	(316)	(365)	(705)	(470)
Net change in deferred preneed funeral receipts held in trust	(501)	(56)	(395)	(1,955)
	$1	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Purchases	$(7,669)	$(33,083)	(11,407)	(36,455)
Sales	6,583	25,098	9,934	42,457
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Condensed Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	June 30, 2026	December 31, 2025
Cemetery perpetual care trust investments, at market value	$98,772	$95,625
Obligations due to (due from) trust	(908)	(2,200)
Care trusts' corpus	$97,864	$93,425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at June 30, 2026 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,302	$—	$—	$6,302
Common stock	1	10,288	1,861	(1,472)	10,677
Limited partnership fund		3,081	595	—	3,676
Mutual funds:
Equity	1	9,386	120	(1,054)	8,452
Fixed income	2	40,564	90	(330)	40,324
Alternative investments		28,535	344	(138)	28,741
Trust securities		$98,156	$3,010	$(2,994)	$98,172
Accrued investment income		$600			$600
Preneed cemetery trust investments					$98,772
Market value as a percentage of cost					100.0%

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
There were no fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at June 30, 2026 and December 31, 2025.
Perpetual care trust investment security transactions recorded in Other, net on our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Realized gains	$5	$1,028	700	1,279
Realized losses	(2)	(1,228)	$(173)	$(1,429)
Unrealized gains (losses), net	257	(901)	16	(213)
Net change in care trusts’ corpus	(260)	1,101	(543)	363
	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income	$1,528	$2,420	$3,828	$4,907
Realized losses	(462)	(587)	(891)	(1,259)
Total	$1,066	$1,833	$2,937	$3,648
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Purchases	$(7,682)	$(35,774)	$(11,232)	$(38,896)
Sales	5,955	26,968	$12,332	$42,931
9. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	June 30, 2026	December 31, 2025
Preneed funeral trust funds, at cost	$16,665	$16,758
Less: allowance for contract cancellation	(500)	(503)
Receivables from preneed funeral trusts, net	$16,165	$16,255
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at June 30, 2026 and December 31, 2025. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at June 30, 2026, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$2,268	$2,268
Fixed income investments	10,975	10,975
Mutual funds and common stocks	3,418	3,269
Annuities	4	4
Total	$16,665	$16,516
The composition of the preneed trust funds at December 31, 2025, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$2,220	$2,220
Fixed income investments	11,108	11,108
Mutual funds and common stocks	3,426	3,306
Annuities	4	4
Total	$16,758	$16,638

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LONG TERM DEBT
Our long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior Notes	$397,693	$397,319
Credit Facility	122,912	125,435
Acquisition debt, net of current portion	5,411	5,581
Total Long-term debt	$526,016	$528,335
Senior Notes
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $2,702 and $2,411, respectively	(1,798)	(2,089)
Debt issuance costs, net of accumulated amortization of $768 and $685, respectively	(509)	(592)
Carrying value of the Senior Notes	$397,693	$397,319
At June 30, 2026, the fair value of the Senior Notes, which are Level 2 measurements, was $383.1 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	Filter Handle
Senior Notes interest expense	4,250	4,250	$8,500	$8,500	X
Senior Notes amortization of debt discount	145	140	291	278	X
Senior Notes amortization of debt issuance costs	42	40	83	79	X
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 35 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and six months ended June 30, 2026 and 2025 were 4.42% and 4.30%, respectively.
Credit Facility
At June 30, 2026, our senior secured revolving credit facility (as amended, the “Credit Facility”) was comprised of: (i) a $250.0 million revolving credit facility, including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $75.0 million in the aggregate in the form of increased revolving commitments or incremental term loans.

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
In addition, the Credit Facility also contains customary negative covenants, including, but not limited to, covenants that restrict (subject to certain exceptions) the ability of the Company and the Subsidiary Guarantors to incur indebtedness, grant liens, make investments, engage in mergers and acquisitions, and pay dividends and other restricted payments, and certain financial maintenance covenants. At June 30, 2026, we were subject to the following financial covenants under our Credit Facility: (A) a Total Leverage Ratio not to exceed 5.00 to 1.00 and (B) a Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.20 to 1.00 as of the end of any period of four consecutive fiscal quarters. These financial maintenance covenants are calculated for the Company and its subsidiaries on a consolidated basis. We were in compliance with all of the covenants contained in our Credit Facility at June 30, 2026.
Our Credit Facility and acquisition debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Credit Facility	$124,000	$126,700
Debt issuance costs, net of accumulated amortization of $3,477 and $3,300, respectively	(1,088)	(1,265)
Total Credit Facility	$122,912	$125,435

Acquisition debt	$6,205	$6,188
Less: current portion	(794)	(607)
Total acquisition debt, net of current portion	$5,411	$5,581
At June 30, 2026, we had outstanding borrowings under the Credit Facility of $124.0 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2026, and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At June 30, 2026, we had $123.8 million of availability under the Credit Facility.
Outstanding borrowings under our Credit Facility bear interest at a prime rate or the SOFR rate, plus an applicable margin based on our leverage ratio. At June 30, 2026, the prime rate margin was equivalent to 1.125% and the SOFR term margin was 2.225%. The weighted average interest rate on our Credit Facility was 6.0% and 6.8% for the three months ended June 30, 2026 and 2025, respectively. The weighted average interest rate on our Credit Facility was 5.9% and 6.9% for the three months ended June 30, 2026 and 2025, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Credit Facility interest expense	1,977	2,102	$3,964	$4,601
Credit Facility amortization of debt issuance costs	90	89	177	177
Acquisition debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 8.5%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Acquisition debt imputed interest expense	$112	$93	262	187
11. BUSINESS COMBINATIONS
On May 27, 2026, we acquired a business consisting of one funeral home for approximately $4.5 million. We acquired substantially all of the assets and assumed certain operating liabilities of this business.
The following table summarizes the breakdown of the preliminary purchase price allocation for the business described above (in thousands):

Preliminary Purchase Price Allocation
Current assets	$58
Property, plant, and equipment	3,024
Goodwill	1,096
Intangible and other non-current assets	322
Purchase price	$4,500
The purchase accounting is preliminary as we have not finalized our assessment of the fair value because there has been insufficient time between the acquisition date and the issuance of these financial statements to complete our review and the final determination of fair value.
The primary reasons for the acquisition that contributed to the recognition of goodwill include the expansion of our footprint in strategic markets.
The pro forma impact of this acquisition on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired business is reflected in our Condensed Consolidated Statements of Operations from the date of acquisition.
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
The pro forma impact of these acquisitions on prior periods is not presented, as the impact is not significant to our reported results. The results of the acquired businesses are reflected in our Condensed Consolidated Statements of Operations from the date of acquisition.

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
•our ability to meet the projected financial and performance guidance of our updated full year outlook, if at all;
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 66% of our total revenue and Cemetery Operations, which currently accounts for approximately 34% of our total revenue. At June 30, 2026, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
COMPANY DEVELOPMENTS
ATM Program
On May 6, 2026, the Company announced it had entered into an Equity Distribution Agreement with Oppenheimer & Co. Inc. and Raymond James & Associates, Inc., as sales agents (together, the “Sales Agents”), with respect to an at-the-market equity offering program (the “ATM Program”) under which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $100.0 million (“Shares”) through or to the Sales Agents, as sales agents and/or principals. To date, we have not sold any Shares under our ATM Program.
Board of Directors
On May 12, 2026, upon the recommendation of the Corporate Governance Committee of the Company, the Board of Directors (the “Board”) unanimously elected Douglas Meehan to serve as the Chair of the Compensation Committee, effective on that date. Mr. Meehan has been a director of the Company since 2018. He succeeds Somer Webb, who continues to serve on the Board and as a member of the Audit, Compensation, and Corporate Governance Committees.
Macroeconomic and Inflationary Factors
We continue to monitor the macroeconomic, geopolitical, and certain policy factors and their potential impact, if any, on our business. During the first half of 2026, consumer discretionary spending has reflected mixed trends, with higher-income consumers appearing more resilient and moderate-income consumers exhibiting more cautious behavior, which could result in an overall reduction in consumer spending and demand for products and services. These trends continue to be influenced by moderating, but still elevated, inflation, evolving tariff and trade policies, geopolitical developments, and volatility in energy prices. Although certain indicators suggest that inflation has moderated, these factors continue to create uncertainty regarding future cost trends and broader economic conditions. Inflation and other macroeconomic conditions may negatively impact consumer discretionary spending, including the amount consumers are able to spend on our services. To date, these conditions have not materially impacted our business, and our industry has historically demonstrated resilience during similar adverse economic and market environments.

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
Cash Flows
We began 2026 with $1.7 million in cash and ended the quarter with $2.6 million in cash. As of June 30, 2026, we had borrowings of $124.0 million outstanding on our Credit Facility compared to $126.7 million as of December 31, 2025.

The following table sets forth the elements of cash flow (in thousands):

	Six months ended June 30,
	2026	2025
Cash and cash equivalents at beginning of period	$1,688	$1,165

Net cash provided by operating activities	22,450	21,877

Acquisitions of businesses	(4,500)	—
Capital expenditures	(9,223)	(6,009)
Proceeds from divestitures and sale of other assets	342	18,822
Net cash (used in) provided by investing activities	(13,381)	12,813

Net payments on our credit facility, acquisition debt, and finance lease obligations	(2,951)	(24,321)
Net payments on employee equity plans	(1,699)	(6,648)
Dividends paid on common stock	(3,557)	(3,488)
Net cash used in financing activities	(8,207)	(34,457)

Cash and cash equivalents at end of period	$2,550	$1,398
Operating Activities
For the six months ended June 30, 2026, cash provided by operating activities was $22.5 million compared to $21.9 million for the six months ended June 30, 2025. The growth was primarily driven by improvements in working capital.
Investing Activities
Our investing activities resulted in net cash outflows of $13.4 million for the six months ended June 30, 2026, compared to net cash inflows of $12.8 million for the six months ended June 30, 2025, a decrease of $26.2 million, primarily as a result of the activity described below.

Acquisition and Divestiture Activity
During the six months ended June 30, 2026, we acquired one funeral home for $4.5 million.
During the six months ended June 30, 2026, we sold one funeral home for an aggregate of $0.3 million.
During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries for an aggregate of $15.8 million. Additionally, we sold real property for $3.0 million.
Capital Expenditures
For the six months ended June 30, 2026, our capital expenditures (comprised of growth and maintenance spend) totaled $9.2 million compared to $6.0 million for the six months ended June 30, 2025, an increase of $3.2 million.
The following tables present our capital expenditures (in thousands):

	Six months ended June 30,
	2026	2025
Growth	$4,882	$3,469
Maintenance	4,341	2,540
Total capital expenditures	$9,223	$6,009
Financing Activities
Our financing activities resulted in a net cash outflow of $8.2 million for the six months ended June 30, 2026, compared to a net cash outflow of $34.5 million for the six months ended June 30, 2025, a decrease of $26.3 million.
During the six months ended June 30, 2026, we had net payments on our Credit Facility, acquisition debt, and finance leases of $3.0 million, net payments on our employee equity plans of $1.7 million, and paid dividends of $3.6 million.
During the six months ended June 30, 2025, we had net payments on our Credit Facility, acquisition debt, and finance leases of $24.3 million, net payments on our employee equity plans of $6.6 million, and paid dividends of $3.5 million.
FINANCIAL HIGHLIGHTS
Below are our consolidated financial highlights (in thousands except for volumes and averages):

	Three months ended June 30,
	2026	2025	Inc/(Dec)	% Change
Total revenue	$102,949	$102,147	$802	0.8%
Funeral contracts	10,169	10,589	(420)	(4.0)%
Average revenue per funeral contract	$6,048	$5,776	$272	4.7%
Preneed insurance contracts sold	3,648	3,013	635	21.1%
Preneed interment rights (property) sold	3,454	4,016	(562)	(14.0)%
Average price per preneed interment right (property) sold	$6,884	$5,871	$1,013	17.3%
Preneed sales production (M&S and property)	$24,636	$23,469	$1,167	5.0%
Gross profit	$35,044	$35,935	$(891)	(2.5)%
Net income	$12,272	$11,739	$533	4.5%
Revenue for the three months ended June 30, 2026 increased $0.8 million, compared to the three months ended June 30, 2025, primarily due to an increase in acquisition and financial revenue that was partially offset by a decline in divested and comparable revenue. In our Funeral segment, we experienced a 4.7% increase in the average revenue per funeral contract, and a 21.1% increase in preneed insurance contracts sold; partially offset by a 4.0% decrease in funeral contract volume. In our Cemetery segment, we experienced a 5.0% increase in preneed sales production and a 17.3% increase in the average price per interment right (property) sold; partially offset by a 14.0% decrease in the number of preneed interment rights (property) sold.
Gross profit for the three months ended June 30, 2026 decreased $0.9 million compared to the three months ended June 30, 2025, primarily due to an increase in depreciation and amortization.
Net income for the three months ended June 30, 2026 increased $0.5 million, compared to the three months ended June 30, 2025, primarily due to a $0.9 million decrease in general and administrative expenses, a $0.4 million decrease in interest expense, and a $0.2 million decrease in income tax expense; partially offset by a $0.9 million decrease in gross profit contribution from our businesses.

Below are our consolidated financial highlights (in thousands except for volumes and averages):

	Six months ended June 30,
	2026	2025	Inc/(Dec)	% Change
Total revenue	$209,069	$209,216	$(147)	(0.1)%
Funeral contracts	21,386	22,761	(1,375)	(6.0)%
Average revenue per funeral contract	$6,049	$5,825	$224	3.8%
Preneed insurance contracts sold	6,575	5,724	851	14.9%
Preneed interment rights (property) sold	6,607	7,252	(645)	(8.9)%
Average price per preneed interment right (property) sold	$6,470	$5,669	$801	14.1%
Preneed sales production (M&S and property)	45,769	42,978	2,791	6.5%
Gross profit	$73,684	$73,777	$(93)	(0.1)%
Net income	$25,764	$32,665	$(6,901)	(21.1)%
Revenue for the six months ended June 30, 2026 decreased $0.1 million compared to the six months ended June 30, 2025, primarily due to a decrease in divested and comparable revenue offset by growth in acquisition and financial revenue. In our Funeral segment we experienced a 6.0% decrease in funeral contract volume which was partially offset by a 3.8% increase in the average revenue per funeral contract, and a 14.9% increase in preneed insurance contracts sold. In our Cemetery segment, we experienced an 8.9% decrease in the number of preneed interment rights (property) sold partially offset a 14.1% increase in the average price per interment right sold.
Gross profit for the six months ended June 30, 2026 decreased $0.1 million, compared to the six months ended June 30, 2025, primarily due to the decline in revenue described above partially offset by effective cost management.
Net income for the six months ended June 30, 2026 decreased $6.9 million, compared to the six months ended June 30, 2025, primarily due to a prior year net gain on divestitures, impairment charges, and sale of real property of $7.7 million; partially offset by a $0.8 million decrease in interest expense and a $0.7 million decrease in income tax expense.
Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended June 30, 2026, dated August 5, 2026, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. Additionally, management employs segment gross profit for product pricing evaluation and uses segment adjusted operating profit to assess each segment’s performance by comparing results. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross profit	$35,044	$35,935	$73,684	$73,777

Cemetery property amortization	3,129	2,241	5,124	4,069
Field depreciation expense	3,357	3,288	6,765	6,610
Regional and unallocated funeral and cemetery costs	3,652	3,260	8,043	8,495
Adjusted operating profit(1)	$45,182	$44,724	$93,616	$92,951

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense, and regional and unallocated funeral and cemetery costs.

Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Funeral Home	27,180	26,250	$58,778	$59,429
Cemetery	18,002	18,474	34,838	33,522
Adjusted operating profit	45,182	44,724	$93,616	$92,951

Adjusted operating profit margin(1)	43.9%	43.8%	44.8%	44.4%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”
RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and six months ended June 30, 2026 and 2025.
The term “comparable” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned for the entire period beginning January 1, 2025 and ending June 30, 2026.
The term “acquired” refers to the funeral homes and cemeteries acquired as discussed in Note 11 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The term “divested” refers to the funeral homes and cemeteries sold and/or merged as discussed in Note 1 to our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended June 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$55,663	$57,030	$(1,367)	(2.4)%
Acquired	2,642	—	2,642	100.0%
Divested	21	2,542	(2,521)	(99.2)%
Ancillary	842	904	(62)	(6.9)%
Other	6,524	4,771	1,753	36.7%
Total	$65,692	$65,247	$445	0.7%

Adjusted operating profit
Comparable	$20,295	$21,553	$(1,258)	(5.8)%
Acquired	734	—	734	100.0%
Divested	25	490	(465)	(94.9)%
Ancillary	132	32	100	312.5%
Other	5,994	4,175	1,819	43.6%
Total	$27,180	$26,250	$930	3.5%

The following measures reflect significant metrics from comparable operations over the comparative period:

Contract volume	9,639	9,985	(346)	(3.5)%
Average revenue per contract, excluding preneed funeral trust earnings	$5,775	$5,712	$63	1.1%
Average revenue per contract, including preneed funeral trust earnings	$6,088	$5,869	$219	3.7%
Cremation rate	60.6%	61.2%	(0.6)%	(1.0)%
Funeral home comparable revenue decreased $1.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decline in comparable revenue is primarily driven by a 3.5% decrease in comparable contract volume, which is partially offset by a 1.1% increase in the average revenue per contract excluding preneed funeral trust earnings. Average revenue per contract, including trust earnings, increased by 3.7%, primarily reflecting higher preneed interest recognized on fulfilled funeral and service and merchandise contracts.
Funeral home comparable adjusted operating profit for the three months ended June 30, 2026 decreased $1.3 million when compared to the same period in 2025. The decrease was primarily driven by an increase in operating expenses as a percentage of revenue, resulting in a 130 basis points decline in comparable adjusted operating profit margin to 36.5%. The increase in operating expenses was primarily attributable to higher salaries and benefits, together with higher general and administrative expenses, and promotional expenses.
Ancillary revenue decreased $0.1 million, while ancillary adjusted operating profit increased $0.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in ancillary revenue is primarily attributable to lower activity in our online cremation businesses. Despite the decline in revenue, ancillary adjusted operating profit improved due to lower operating expenses.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $1.8 million each, for the three months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by higher funeral trust income and growth in general agency commission income earned on the sale of preneed insurance policies.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Six months ended June 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$118,866	$122,979	$(4,113)	(3.3)%
Acquired	5,368	—	5,368	100.0%
Divested	97	6,098	(6,001)	(98.4)%
Ancillary	1,689	1,935	(246)	(12.7)%
Other	11,386	8,854	2,532	28.6%
Total	$137,406	$139,866	$(2,460)	(1.8)%

Adjusted operating profit
Comparable	$46,458	$50,259	$(3,801)	(7.6)%
Acquired	1,557	—	1,557	100.0%
Divested	72	1,444	(1,372)	(95.0)%
Ancillary	322	220	102	46.4%
Other	10,369	7,506	2,863	38.1%
Total	$58,778	$59,429	$(651)	(1.1)%

The following measures reflect significant operating metrics over the comparative period:

Contract volume	20,289	21,283	(994)	(4.7)%
Average revenue per contract, excluding preneed funeral trust earnings	$5,859	$5,778	$81	1.4%
Average revenue per contract, including preneed funeral trust earnings	$6,094	$5,940	$154	2.6%
Cremation rate	60.5%	60.6%	(0.1)%	(0.2)%
Funeral home comparable revenue decreased $4.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decline in comparable revenue was primarily driven by a 4.7% decrease in comparable contract volume as well as a 1.4% increase in the average revenue per contract excluding preneed interest. The decline in contract volume primarily reflects a more normalized mortality environment compared to recent years, contributing to lower funeral case volumes across our comparable funeral homes.
Funeral home comparable adjusted operating profit for the six months ended June 30, 2026, decreased $3.8 million when compared to the same period in 2025. The decrease was primarily driven by an increase in operating expenses as a percentage of revenue, resulting in 180 basis points decline in comparable adjusted operating profit margin to 39.1%. The increase in operating expenses primarily reflects higher salaries and benefits, general and administrative expenses, promotional expenses, and facilities and grounds expenses.
Ancillary revenue decreased $0.2 million, while ancillary adjusted operating profit increased $0.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in ancillary revenue is primarily due to a decline in our online cremation business. Despite the decline in revenue, ancillary adjusted operating profit increased due to lower operating expenses.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $2.5 million and $2.9 million, respectively, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily driven by higher funeral trust income and growth in general agency commission income earned on the sale of preneed insurance policies.

Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended June 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$33,167	$33,309	$(142)	(0.4)%
Acquired	1,262	—	1,262	100.0%
Divested	(1)	142	(143)	(100.7)%
Other	2,829	3,449	(620)	(18.0)%
Total	$37,257	$36,900	$357	1.0%

Adjusted operating profit
Comparable	$14,769	$14,977	$(208)	(1.4)%
Acquired	513	—	513	100.0%
Divested	(3)	60	(63)	(105.0)%
Other	2,723	3,437	(714)	(20.8)%
Total	$18,002	$18,474	$(472)	(2.6)%

The following measures reflect the significant comparable metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	72.1%	70.4%	1.7%	2.4%
Preneed revenue (in thousands)	$23,927	$23,446	$481	2.1%
Atneed revenue (in thousands)	$9,240	$9,863	$(623)	(6.3)%
Number of preneed interment rights sold	3,316	3,997	(681)	(17.0)%
Average price per interment right sold	$6,950	$5,894	$1,056	17.9%
Cemetery comparable revenue decreased $0.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by a 17.0% decrease in the number of preneed interment rights (property) sold, which was partially offset by a 17.9% increase in the average price per interment right sold. Cemetery comparable atneed revenue, which represents approximately 27.9% of our total operating revenue, decreased $0.6 million for the three months ended June 30, 2026, compared to the same period in 2025, primarily due to a 6.1% decline in atneed recognized merchandise and service revenue and a 6.9% decrease in recognized atneed property revenue.
Cemetery comparable adjusted operating profit decreased $0.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily driven by a 0.4% increase in operating expense with the largest contributor in salaries and benefits, which increased 1.6% relative to recognized revenue. As a result, comparable operating profit margin decreased 50 basis points to 44.5%.
Other revenue and other adjusted operating profit decreased $0.6 million and $0.7 million, respectively for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decline is primarily attributable to lower perpetual care trust fund earnings, while the greater decrease in adjusted operating profit reflects the timing of certain operating expenses recognized between periods.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Six months ended June 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$62,741	$61,204	$1,537	2.5%
Acquired	2,497	—	2,497	100.0%
Divested	(1)	1,338	(1,339)	(100.1)%
Other	6,426	6,808	(382)	(5.6)%
Total	$71,663	$69,350	$2,313	3.3%

Adjusted operating profit (loss)
Comparable	$27,598	$26,367	$1,231	4.7%
Acquired	1,005	—	1,005	100.0%
Divested	(4)	420	(424)	(101.0)%
Other	6,239	6,735	(496)	(7.4)%
Total	$34,838	$33,522	$1,316	3.9%

The following measures reflect the significant operating metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	70.8%	69.2%	1.6%	2.3%
Preneed revenue (in thousands)	$44,393	$42,366	$2,027	4.8%
Atneed revenue (in thousands)	$18,348	$18,838	$(490)	(2.6)%
Number of preneed interment rights sold	6,187	7,088	(901)	(12.7)%
Average price per interment right sold	$6,670	$5,724	$946	16.5%
Cemetery comparable revenue increased $1.5 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by a 16.5% increase in the average price per preneed interment right sold, partially offset by a 12.7% decline in the number of preneed interment rights sold. Cemetery atneed revenue, which represents approximately 29.2% of our total operating revenue, decreased $0.5 million for the six months ended June 30, 2026, compared to the same period of the prior year, primarily due to a 6.8% decline in atneed property sold across our cemetery portfolio.
Cemetery comparable adjusted operating profit increased $1.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was driven by a 0.9% decrease in operating expenses as a percentage of operating revenue, primarily reflecting lower promotional expenses and facilities and grounds insurance costs as a percentage of revenue. As a result, comparable operating profit margin increased 90 basis points to 44.0%.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, decreased $0.4 million and $0.5 million, respectively, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decline is primarily attributable to lower perpetual care trust fund earnings, while the greater decrease in adjusted operating profit reflects the timing of certain operating expenses recognized between periods.
Cemetery property amortization. Cemetery property amortization totaled $3.1 million and $5.1 million for the three and six months ended June 30, 2026, respectively, an increase of $0.9 million and $1.1 million compared to the three and six months ended June 30, 2025, respectively. The increases were primarily driven by a higher mix of mausoleum property sales, which carry significantly higher associated property costs than traditional cemetery property sales.
Field depreciation. Depreciation expense for our field businesses totaled $3.4 million and $6.8 million for the three and six months ended June 30, 2026, respectively, an increase of $0.1 million and $0.2 million compared to the three and six months ended June 30, 2025, respectively.

Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation, and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.7 million and $3.3 million, respectively, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, an increase of $0.4 million, primarily driven by an increase in salaries and benefits. For the six months ended June 30, 2026, Regional and unallocated funeral and cemetery costs were $8.0 million and $8.5 million, respectively, compared to the six months ended June 30, 2025, a decrease of $0.5 million, primarily driven by a decrease in leadership and development expenses offset by increases in salaries and benefits and transportation costs.
Other Financial Statement Items
General, administrative, and other. General, administrative, and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $11.0 million for the three months ended June 30, 2026, a decrease of $0.9 million compared to the same period in 2025, primarily driven by lower incentive compensation coupled with an increased focus on cost management across all aspects of our business. For the six months ended June 30, 2026, general, administrative, and other expenses totaled $24.1 million, an increase of $0.1 million compared to the six months ended June 30, 2025.
Net (gain) loss on divestitures and impairment charges. The components of Net (gain) loss on divestitures and impairment charges are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Impairment of goodwill, intangibles, and PPE	$100	$—	$336	$117
Net (gain) loss on divestitures	(4)	(1)	47	(5,938)
Net (gain) loss on disposals of fixed assets	(6)	—	(15)	50
Total	$90	$(1)	$368	$(5,771)
During the three months ended June 30, 2026, we sold one funeral home for a loss of $47.0 thousand. We also recognized an impairment of $0.1 million and $0.3 million during the three and six months ended June 30, 2026, respectively.
During the six months ended June 30, 2025, we sold two funeral homes and three cemeteries for a gain of $5.9 million. We also recognized an impairment of $0.1 million on land held for sale during the six months ended June 30, 2025.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Senior Notes	$4,437	$4,429	$8,874	$8,857
Credit Facility	2,066	2,190	4,140	4,777
Finance leases	66	315	289	503
Acquisition debt	112	93	262	187
Other	2	7	2	8
Total	$6,683	$7,034	$13,567	$14,332
Other, net. During the six months ended June 30, 2025, we recorded a $2.0 million gain on the sale of other real property not used in business operations. We did not record any gain or loss activity during the six months ended June 30, 2026.
Income taxes. Income tax expense including discrete items totaled $4.9 million for the three months ended June 30, 2026, a decrease of $0.2 million compared to the three months ended June 30, 2025. Our effective tax was 28.5% and 30.4% for the three months ended June 30, 2026, respectively, primarily related to a decrease in non-deductible officer compensation.
Income tax expense including discrete items totaled $9.8 million for the six months ended June 30, 2026, a decrease of $0.7 million compared to the six months ended June 30, 2025. Our effective tax rate was 27.5% and 24.2% for the six months ended June 30, 2026 and 2025, respectively, primarily related to a decrease in excess tax benefits recognized on the settlement of employee share-based awards and non-deductible officer compensation.

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
Item 4.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at June 30, 2026 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of June 30, 2026, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of June 30, 2026, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

April 1, 2026 - April 30, 2026	—	—	—	$48,898,769
May 1, 2026 - May 31, 2026	—	—	—	$48,898,769
June 1, 2026 - June 30, 2026	—	—	—	$48,898,769
Total for quarter ended June 30, 2026	—		—

Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On May 18, 2026, Steven D. Metzger, President and Chief Operating Officer, entered into a stock trading plan designed to comply with Rule 10b5-1 (as defined in Item 408 of Regulation S-K under the Exchange Act) and satisfy the affirmative defense of Rule 10b5-1(c), which is scheduled to expire no later than May 18, 2027 (“Mr. Metzger’s Plan”).
Mr. Metzger’s Plan provides for sales of Company securities as part of his long-term asset diversification, tax, estate and financial planning strategy, and is in accordance with the Company’s Insider Trading & Anti-Hedging Policy. Mr. Metzger’s Plan provides for the potential aggregate exercise of 110,090 vested stock options granted to Mr. Metzger on February 17, 2021, February 22, 2023, and February 21, 2024, which will expire on February 17, 2031, February 22, 2033, and February 21, 2034, respectively, upon reaching certain pricing targets defined in the trading plan, and the associated sale of the resulting net shares on the open market, not to exceed exercising 10,000 shares each trading day, beginning on August 17, 2026, and continuing through May 18, 2027. The actual number of shares sold under Mr. Metzger’s Plan will depend on the number of shares withheld by the Company to satisfy the option exercise price and income tax withholding obligations. Any transactions under Mr. Metzger’s Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by applicable law.
On May 19, 2026, Carlos R. Quezada, our Chief Executive Officer and Vice Chairman of the Board, entered into a stock trading plan designed to comply with Rule 10b5-1 and intended to satisfy the affirmative defense of defense of Rule 10b5-1(c), which is scheduled to expire no later than May 19, 2027 (“Mr. Quezada’s Plan”).
Mr. Quezada’s Plan provides for sales of Company securities as part of his long-term asset diversification, tax, estate and financial planning strategy, and is in accordance with the Company’s Insider Trading & Anti-Hedging Policy. Mr. Quezada’s Plan provides for the potential aggregate exercise of 146,413 vested stock options granted to Mr. Quezada on June 25, 2020, February 17, 2021, February 22, 2023, and February 21, 2024, which will expire on June 25, 2030, February 17, 2031, February 22, 2033, and February 21, 2034, respectively, upon reaching certain pricing targets defined in the trading plan, and the associated sale of the resulting net shares on the open market, not to exceed exercising 11,580 shares each trading day, beginning on August 18, 2026, and continuing through May 19, 2027. The actual number of shares sold under Mr. Quezada’s Plan will depend on the number of shares withheld by the Company to satisfy the option exercise price and income tax withholding obligations. Any transactions under Mr. Quezada’s Plan will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by applicable law.
Other than Mr. Metzger’s Plan and Mr. Quezada’s Plan, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K during the fiscal quarter ended June 30, 2026.
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

CARRIAGE SERVICES, INC.
Date:	August 6, 2026	/s/ John Enwright
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

10.1
Equity Distribution Agreement dated May 6, 2026 by and among Carriage Services, Inc., Oppenheimer & Co. Inc. and Raymond James & Associates. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2026.

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