Form 10-Q
period 2026-09-30
CARRIAGE SERVICES INC
filed 2026-11-05
CIK 1016281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s Common Stock, $.01 par value per share, outstanding as of November 02, 2026 was 15,877,049.

CARRIAGE SERVICES, INC.

PART I – FINANCIAL INFORMATION
Item 1.Financial Statements.
CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$46,631	$44,204	$143,158	$143,724
Property and merchandise revenue	46,617	48,633	139,658	140,732
Other revenue	7,008	9,905	26,509	27,502
Total revenue	100,256	102,742	309,325	311,958
Field costs and expenses:
Cost of service	25,034	22,851	73,378	71,215
Cost of merchandise	33,299	31,919	97,837	96,684
Cemetery property amortization	2,340	2,755	7,464	6,824
Field depreciation expense	3,376	3,226	10,141	9,836
Regional and unallocated funeral and cemetery costs	3,633	4,095	11,676	12,590
Other expenses	1,323	1,653	3,894	4,789
Total field costs and expenses	69,005	66,499	204,390	201,938
Gross profit	31,251	36,243	104,935	110,020
Corporate costs and expenses:
General, administrative, and other	12,172	12,177	36,258	36,163
Net (gain) loss on divestitures and impairment charges	(320)	6,559	48	788
Operating income	19,399	17,507	68,629	73,069

Interest expense	6,737	6,946	20,304	21,278
Loss on extinguishment of debt	579	—	579	—
Other, net	(536)	852	(429)	(1,029)
Income before income taxes	12,619	9,709	48,175	52,820
Expense for income taxes	3,583	3,431	13,681	16,882
(Benefit) expense related to discrete income tax items	156	(292)	(150)	(3,297)
Total expense for income taxes	3,739	3,139	13,531	13,585
Net income	$8,880	$6,570	$34,644	$39,235

Basic earnings per common share:	$0.56	$0.42	$2.19	$2.51
Diluted earnings per common share:	$0.56	$0.41	$2.17	$2.47

Dividends declared per common share:	$0.1125	$0.1125	$0.3375	$0.3375
Weighted average number of common and common equivalent shares outstanding:
Basic	15,667	15,490	15,629	15,398
Diluted	15,755	15,732	15,789	15,601
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,145	$1,688
Accounts receivable, net	43,399	40,647
Inventories	7,853	7,763
Prepaid and other current assets	13,194	5,978
Total current assets	72,591	56,076
Preneed cemetery trust investments	112,985	109,152
Preneed funeral trust investments	110,451	115,416
Preneed cemetery receivables, net	70,212	67,055
Receivables from preneed funeral trusts, net	16,113	16,255
Property, plant, and equipment, net	286,604	286,810
Cemetery property, net	115,732	115,645
Goodwill	437,054	427,897
Intangible and other non-current assets, net	45,629	43,607
Operating lease right-of-use assets	11,021	12,045
Cemetery perpetual care trust investments	99,094	95,625
Non-current assets held for sale	—	322
Total assets	$1,377,486	$1,345,905
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt and lease obligations	$4,668	$4,296
Accounts payable	14,307	18,999
Accrued and other liabilities	31,059	33,922
Total current liabilities	50,034	57,217
Long-term debt	516,204	528,335
Obligations under finance leases, net of current portion	8,832	9,339
Obligations under operating leases, net of current portion	8,907	10,538
Deferred preneed cemetery revenue	78,285	76,781
Deferred preneed funeral revenue	40,576	33,663
Deferred tax liability	58,945	55,409
Other long-term liabilities	5,142	1,854
Deferred preneed cemetery receipts held in trust	112,985	109,152
Deferred preneed funeral receipts held in trust	110,451	115,416
Care trusts’ corpus	98,772	93,425
Total liabilities	1,089,133	1,091,129
Commitments and contingencies:
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized and 27,504,867 and 27,378,870 shares issued, respectively and 15,877,049 and 15,751,052 shares outstanding, respectively	275	274
Additional paid-in capital	300,539	296,267
Retained earnings	266,292	236,988
Treasury stock, at cost; 11,627,818 shares	(278,753)	(278,753)
Total stockholders’ equity	288,353	254,776
Total liabilities and stockholders’ equity	$1,377,486	$1,345,905
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$34,644	$39,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,342	18,077
Provision for credit losses	3,016	2,753
Stock-based compensation expense	5,681	5,857
Deferred income tax expense	3,536	3,308
Amortization of intangibles	982	926
Amortization of debt issuance costs	389	384
Amortization and accretion of debt	440	420
Loss on extinguishment of debt	579	—
Net loss on divestitures and impairment charges	48	788
Net gain on sale of excess real property	—	(1,047)
Changes in operating assets and liabilities that provided (used) cash:
Accounts and preneed receivables	(8,925)	(18,405)
Inventories, prepaid, and other current assets	(7,199)	203
Intangible and other non-current assets	(3,817)	(2,100)
Preneed funeral and cemetery trust investments	(4,608)	(16,796)
Accounts payable	(5,017)	(3,477)
Accrued and other liabilities	(6,941)	(1,493)
Deferred preneed funeral and cemetery revenue	8,419	623
Deferred preneed funeral and cemetery receipts held in trust	6,628	17,312
Net cash provided by operating activities	47,197	46,568
Cash flows from investing activities:
Acquisitions of businesses	(6,007)	(56,499)
Capital expenditures	(15,069)	(12,715)
Proceeds from divestitures and sale of other assets	982	37,310
Net cash used in investing activities	(20,094)	(31,904)
Cash flows from financing activities:
Borrowings from the credit facility	184,879	113,800
Payments against the credit facility	(196,829)	(115,900)
Payment of debt issuance costs for the credit facility	(1,280)	—
Payments on acquisition debt and obligations under finance leases	(607)	(427)
Proceeds from the exercise of stock options and employee stock purchase plan contributions	916	1,476
Taxes paid on restricted stock, performance award vestings, and exercise of stock options	(2,383)	(8,276)
Dividends paid on common stock	(5,342)	(5,254)
Net cash used in financing activities	(20,646)	(14,581)
Net increase in cash and cash equivalents	6,457	83
Cash and cash equivalents at beginning of period	1,688	1,165
Cash and cash equivalents at end of period	$8,145	$1,248

Supplemental disclosure of cash flow information:
Cash paid for interest and financing costs	$15,217	$15,840
Cash paid for income taxes	13,419	10,820
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

CARRIAGE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited and in thousands)

	Three months ended September 30, 2026
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - June 30, 2026	15,882	275	$298,652	$259,195	$(278,753)	$279,369
Net income	—	—	—	8,880	—	8,880
Issuance of common stock from employee stock purchase plan	9	—	228	—	—	228
Issuance of common stock to directors and board advisor	3	—	117	—	—	117
Exercise of stock options	1	—	—	—	—	—
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(17)	—	—	—	—	—
Stock-based compensation expense	—	—	1,542	—	—	1,542
Dividends on common stock ($0.1125 per share)	—	—	—	(1,785)	—	(1,785)
Other	—	—	—	2	—	2
Balance - September 30, 2026	15,877	275	$300,539	$266,292	$(278,753)	$288,353

	Three months ended September 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - June 30, 2025	15,701	273	$292,217	$221,683	$(278,753)	$235,420
Net income	—	—	—	6,570	—	6,570
Issuance of common stock from employee stock purchase plan	7	—	229	—	—	229
Issuance of common stock to directors and board advisor	2	—	63	—	—	63
Exercise of stock options	53	1	263	—	—	264
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(18)	—	(645)	—	—	(645)
Stock-based compensation expense	—	—	1,949	—	—	1,949
Dividends on common stock ($0.1125 per share)	—	—	—	(1,766)	—	(1,766)
Balance - September 30, 2025	15,745	274	$294,076	$226,487	$(278,753)	$242,084

	Nine months ended September 30, 2026
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2025	15,751	274	$296,267	$236,988	$(278,753)	$254,776
Net income	—	—	—	34,644	—	34,644
Issuance of common stock from employee stock purchase plan	27	—	913	—	—	913
Issuance of common stock to directors and board advisor	7	—	238	—	—	238
Issuance of common stock	1	—	59	—	—	59
Issuance of restricted common stock	110	1	(1)	—	—	—
Exercise of stock options	64	—	3	—	—	3
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(85)	—	(2,387)	—	—	(2,387)
Stock-based compensation expense	—	—	5,443	—	—	5,443
Dividends on common stock ($0.3375 per share)	—	—	—	(5,342)	—	(5,342)
Other	1	—	4	2	—	6
Balance - September 30, 2026	15,877	$275	$300,539	$266,292	$(278,753)	$288,353

	Nine months ended September 30, 2025
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance - December 31, 2024	15,254	269	$294,528	$192,506	$(278,753)	$208,550
Net income	—	—	—	39,235	—	39,235
Issuance of common stock from employee stock purchase plan	27	—	891	—	—	891
Issuance of common stock to directors and board advisor	5	—	203	—	—	203
Issuance of common stock	271	3	(3)	—	—	—
Issuance of restricted common stock	115	1	(1)	—	—	—
Exercise of stock options	132	1	584	—	—	585
Restricted common stock, performance awards, and stock options surrendered for taxes paid	(71)	—	(8,276)	—	—	(8,276)
Stock-based compensation expense	—	—	5,654	—	—	5,654
Dividends on common stock ($0.3375 per share)	—	—		(5,254)	—	(5,254)
Other	12	—	496	—	—	496
Balance - September 30, 2025	15,745	274	$294,076	$226,487	$(278,753)	$242,084
The accompanying condensed notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Carriage Services, Inc. (“Carriage,” the “Company,” “we,” “us,” or “our”) is a leading provider of funeral and cemetery services and merchandise in the United States (“U.S.”). Our operations are reported in two business segments: Funeral Home Operations, which currently accounts for approximately 66% of our total revenue, and Cemetery Operations, which currently accounts for approximately 34% of our total revenue. At September 30, 2026, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
Certain reclassifications have been made to prior-period amounts to conform to the current period disclosure presentation with no effect on our consolidated net income, cash flows, or equity.
Use of Estimates
The preparation of our Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate our critical estimates and judgments, which include those related to the impairment of goodwill and the fair value measurements used in business combinations. These estimates are considered critical because they may result in fluctuations in our reported results from period to period due to significant judgments, estimates and assumptions about complex and inherently uncertain matters and because the use of different judgments, assumptions or estimates could have a material impact on our financial condition or results of operations. Actual results may differ from these estimates and such estimates may change if the underlying conditions or assumptions change. Historical performance should not be viewed as indicative of future performance because there can be no assurance that the margins, operating income and net earnings, as a percentage of revenue, will be consistent from period to period.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Divestitures
During the nine months ended September 30, 2026, we sold one funeral home and one real estate property for an aggregate of $1.0 million. We also recorded an impairment of $0.3 million related to the sale of the funeral home. For the nine months ended September 30, 2026, we recorded a loss of $48.0 thousand in Net (gain) loss on divestitures and impairment charges on our Condensed Consolidated Statements of Operations.
During the three months ended September 30, 2025, we sold seven funeral homes and one cemetery for an aggregate of $18.0 million. During the nine months ended September 30, 2025, we sold nine funeral homes and four cemeteries for an aggregate of $33.8 million and merged one funeral home with another business we own in an existing market.
Income Taxes
Income tax expense was $3.7 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and $13.5 million and $13.6 million for the nine months ended September 30, 2026 and 2025, respectively. Our operating tax rate before discrete items was 28.4% and 35.3% for the three months ended September 30, 2026 and 2025, respectively, and 28.4% and 32.0% for the nine months ended September 30, 2026 and 2025, respectively.
Subsequent Events
On October 4, 2026, the Company terminated its Equity Distribution Agreement dated May 6, 2026 (the “Equity Distribution Agreement”), by and between the Company, Oppenheimer & Co. Inc. (“Oppenheimer & Co.”) and Raymond James & Associates, Inc. (“Raymond James” and together with Oppenheimer & Co., the “Sales Agents”). As previously reported, pursuant to the terms of the Equity Distribution Agreement, the Company could sell shares of its common stock, par value $0.01 per share (“Common Stock”), having an aggregate offering price of up to $100.0 million in “at-the-market” offerings through or to the Sales Agents (the “ATM Program”). The Company is not subject to any termination penalties related to the termination of the Equity Distribution Agreement. Prior to the termination, the Company had not sold any shares of Common Stock under the ATM Program.
2. RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Not Yet Adopted
Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard provides guidance to expand disclosures related to the disaggregation of income statement expenses. The amendments in this update require, in the notes to the financial statements, disclosure of specified information about certain costs and expenses, which includes purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. We do not expect the adoption to have material impact on our consolidated financial statements; however, it will require additional disclosures regarding the disaggregation of income statement expenses.
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
3. SEGMENT REPORTING
Our Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer, utilizes segment adjusted operating profit for resource allocation across segments, particularly during the annual budgeting and forecasting processes. The CODM examines variances on a monthly basis to make informed decisions regarding capital and personnel distribution among segments. Additionally, the CODM employs segment gross profit for product pricing evaluation and uses segment adjusted operating profit to assess each segment’s performance by comparing results and return on assets against expected outcomes. The CODM does not review disaggregated assets by segment; therefore, assets by segment are not provided.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The tables below present revenue, disaggregated by major source for each of our reportable segments, as well as, significant segment expenses, other segment expenses, depreciation and amortization, regional and unallocated funeral and cemetery costs, and gross profit by segment as follows: (in thousands)

Three months ended September 30, 2026	Funeral	Cemetery	Total
Revenue
Services	$41,639	$4,992	$46,631
Merchandise	18,012	4,223	22,235
Cemetery property	—	24,382	24,382
Other revenue	5,697	1,311	7,008
Total revenue	$65,348	$34,908	$100,256

Less:
Salaries, benefits, and commission expenses	$18,211	$11,153	$29,364
Cost of merchandise	4,700	2,025	6,725
Allocated overhead costs(1)	3,197	1,337	4,534
Facilities and grounds expenses	3,005	1,997	5,002
General and administrative expenses(2)	3,117	1,064	4,181
Other segment expenses(3)	7,663	2,187	9,850
Adjusted operating profit (4)	$25,455	$15,145	$40,600

Reconciliation of Adjusted operating profit to Gross profit
Cemetery property amortization	$—	$2,340	$2,340
Field depreciation expense	2,850	526	3,376
Regional and unallocated funeral and cemetery costs	2,358	1,275	3,633
Gross profit	$20,247	$11,004	$31,251

Corporate costs and expenses:
General and administrative expenses			$12,172
Net gain on divestitures and impairment charges			(320)
Operating income			$19,399

Interest expense			$6,737
Loss on extinguishment of debt			$579
Other, net			(536)
Income before income taxes			$12,619

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three months ended September 30, 2025	Funeral	Cemetery	Total
Revenue
Services	$39,238	$4,966	$44,204
Merchandise	17,967	4,573	22,540
Cemetery property	—	26,093	26,093
Other revenue	5,573	4,332	9,905
Total revenue	$62,778	$39,964	$102,742

Less:
Salaries, benefits, and commission expenses	$16,849	$10,426	$27,275
Cost of merchandise	4,645	2,119	6,764
Allocated overhead costs(1)	3,301	1,340	4,641
Facilities and grounds expenses	2,867	1,982	4,849
General and administrative expenses(2)	2,517	977	3,494
Other segment expenses(3)	7,691	1,709	9,400
Adjusted operating profit (4)	$24,908	$21,411	$46,319

Reconciliation of Adjusted operating profit to Gross profit
Cemetery property amortization	$—	$2,755	$2,755
Field depreciation expense	2,765	461	3,226
Regional and unallocated funeral and cemetery costs	2,077	2,018	4,095
Gross profit	$20,066	$16,177	$36,243

Corporate costs and expenses:
General and administrative expenses			$12,177
Net loss on divestitures and impairment charges			6,559
Operating income			$17,507

Interest expense			$6,946
Other, net			852
Income before income taxes			$9,709

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine months ended September 30, 2026	Funeral	Cemetery	Total
Revenue
Services	$127,545	$15,613	$143,158
Merchandise	56,437	12,821	69,258
Cemetery property	—	70,400	70,400
Other revenue	18,772	7,737	26,509
Total revenue	$202,754	$106,571	$309,325

Less:
Salaries, benefits, and commission expenses	$53,691	$32,508	$86,199
Cost of merchandise	13,619	6,094	19,713
Allocated overhead costs(1)	9,194	3,742	12,936
Facilities and grounds expenses	8,850	4,812	13,662
General and administrative expenses(2)	9,363	3,141	12,504
Other segment expenses(3)	23,804	6,291	30,095
Adjusted operating profit (4)	$84,233	$49,983	$134,216

Reconciliation of Adjusted operating profit to Gross profit
Cemetery property amortization	$—	$7,464	$7,464
Field depreciation expense	8,565	1,576	10,141
Regional and unallocated funeral and cemetery costs	6,785	4,891	11,676
Gross profit	$68,883	$36,052	$104,935

Corporate costs and expenses:
General and administrative expenses			$36,258
Net loss on divestitures and impairment charges			48
Operating income			$68,629

Interest expense			$20,304
Loss on extinguishment of debt			579
Other, net			(429)
Income before income taxes			$48,175

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine months ended September 30, 2025	Funeral	Cemetery	Total
Revenue
Services	$128,495	$15,229	$143,724
Merchandise	57,787	12,942	70,729
Cemetery property	—	70,003	70,003
Other revenue	16,362	11,140	27,502
Total revenue	$202,644	$109,314	$311,958

Less:
Salaries, benefits, and commission expenses	$51,837	$30,878	$82,715
Cost of merchandise	16,191	6,079	22,270
Allocated overhead costs(1)	9,914	4,039	13,953
Facilities and grounds expenses	8,506	4,748	13,254
General and administrative expenses(2)	8,242	2,828	11,070
Other segment expenses(3)	23,617	5,809	29,426
Adjusted operating profit (4)	$84,337	$54,933	$139,270

Reconciliation of Adjusted operating profit to Gross profit
Cemetery property amortization	—	6,824	$6,824
Field depreciation expense	8,426	1,410	$9,836
Regional and unallocated funeral and cemetery costs	6,963	5,627	12,590
Gross profit	$68,948	$41,072	$110,020

Corporate costs and expenses:
General and administrative expenses			$36,163
Net loss on divestitures and impairment charges			788
Operating income			$73,069

Interest expense			$21,278
Other, net			(1,029)
Income before income taxes			$52,820

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. EARNINGS PER SHARE
The following table sets forth the computation of the basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$8,880	$6,570	$34,644	$39,235
Less: Earnings allocated to unvested restricted stock	(63)	(107)	(346)	(592)
Income attributable to common stockholders	$8,817	$6,463	$34,298	$38,643

Denominator:
Denominator for basic earnings per common share – weighted average shares outstanding	15,667	15,490	15,629	15,398
Effect of dilutive securities:
Stock options	88	242	160	203
Denominator for diluted earnings per common share – weighted average shares outstanding	15,755	15,732	15,789	15,601

Basic earnings per common share:	$0.56	$0.42	$2.19	$2.51
Diluted earnings per common share:	$0.56	$0.41	$2.17	$2.47
Stock options excluded from the computation of diluted earnings per share because the inclusion of such stock options would result in an antidilutive effect are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Antidilutive stock options	194	222	207	224

5. GOODWILL
Many of the former owners and staff of our acquired funeral home and cemetery businesses have provided high quality service to families for generations, which often represents a substantial portion of the value of a business. The excess of the purchase price over the fair value of identifiable net assets of acquired funeral home and cemetery businesses is recorded as goodwill. For our 2026 annual qualitative assessment, we determined that there were no factors indicating that a quantitative goodwill impairment test was required. We concluded that it is more-likely-than-not that the fair value of our reporting units is greater than their carrying value and thus there was no impairment to goodwill.
The following table presents changes in goodwill in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	September 30, 2026	December 31, 2025
Goodwill at the beginning of the period	$427,897	$414,859
Increase in goodwill related to acquisitions	9,436	37,746
Decrease in goodwill related to divestitures	(279)	(24,708)
Goodwill at the end of the period	$437,054	$427,897

During the nine months ended September 30, 2026, we recognized $9.4 million related to acquisitions completed during 2026 and measurement-period adjustments associated with the finalization of purchase price allocations for acquisitions completed during 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the nine months ended September 30, 2026, we allocated $0.3 million of goodwill to the sale of one funeral home which was recorded in Net loss on divestitures and impairment charges on our Condensed Consolidated Statements of Operations, allocated to our funeral home segment.
During the first quarter of 2026, the Company implemented an executive leadership restructuring that changed the manner in which certain funeral home operations are managed and reviewed. As a result, the Company reassessed its reporting unit structure under ASC 350, Intangibles—Goodwill and Other and determined that certain reporting units within the funeral home segment no longer met the criteria to be considered separate reporting units. Accordingly, the Company combined these reporting units into a single reporting unit. This change did not affect the Company’s operating segments under ASC 280, Segment Reporting. In connection with the change in reporting unit structure, the Company performed a qualitative goodwill impairment assessment and concluded that it was not more likely than not that the fair value of the combined reporting unit was less than its carrying amount. Accordingly, no quantitative impairment test was required, and no goodwill impairment charge was recognized.
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
Accounts receivable are comprised of the following (in thousands):

	September 30, 2026
Column1	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$6,022	$33,950	$—	$39,972
Other receivables	838	3,248	1,489	5,575
Allowance for credit losses	(236)	(1,912)	—	(2,148)
Accounts receivable, net	$6,624	$35,286	$1,489	$43,399

	December 31, 2025
Column1	Funeral	Cemetery	Corporate	Total
Trade and financed receivables	$7,369	$31,267	$—	$38,636
Other receivables	1,245	2,615	1,725	5,585
Allowance for credit losses	(363)	(3,211)	—	(3,574)
Accounts receivable, net	$8,251	$30,671	$1,725	$40,647
Other receivables include supplier rebates, commissions due from third-party insurance companies and perpetual care income receivables.
The following table summarizes the activity in our allowance for credit losses by portfolio segment for the nine months ended September 30, 2026 (in thousands):

	January 1, 2026	Provision for Credit Losses	Write Offs	Recoveries	September 30, 2026
Trade and financed receivables:
Funeral	$(363)	$(419)	$1,203	$(657)	$(236)
Cemetery	(3,211)	(907)	2,206	—	(1,912)
Total allowance for credit losses on trade and financed receivables	$(3,574)	$(1,326)	$3,409	$(657)	$(2,148)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cemetery Receivables
Our cemetery receivables are comprised of the following (in thousands):

	September 30, 2026	December 31, 2025
Interment rights	$108,044	$99,741
Merchandise and services	19,257	17,761
Unearned finance charges	4,815	4,805
Cemetery receivables	$132,116	$122,307
The components of our cemetery receivables are as follows (in thousands):

	September 30, 2026	December 31, 2025
Cemetery receivables	$132,116	$122,307
Less: unearned finance charges	(4,815)	(4,805)
Cemetery receivables, at amortized cost	$127,301	$117,502
Less: allowance for contract cancellation and credit losses	(5,538)	(5,812)
Less: balances due on undelivered cemetery preneed contracts	(19,513)	(16,579)
Less: amounts in accounts receivable	(32,038)	(28,056)
Preneed cemetery receivables, net	$70,212	$67,055
The following table summarizes the activity in our allowance for credit losses for Preneed cemetery receivables, net for the nine months ended September 30, 2026 (in thousands):

	January 1, 2026	Provision for Credit Losses	Write Offs	September 30, 2026
Total allowance for credit losses on Preneed cemetery receivables, net	$(2,601)	$(1,690)	$665	$(3,626)
The amortized cost basis of our cemetery receivables by year of origination as of September 30, 2026 is as follows (in thousands):

	2026	2025	2024	2023	2022	Prior	Total
Total cemetery receivables, at amortized cost	$43,019	$41,807	$25,569	$9,867	$3,929	$3,110	$127,301
The aging of past due cemetery receivables as of September 30, 2026 is as follows (in thousands):

	31-60 Past Due	61-90 Past Due	91-120 Past Due	>120 Past Due	Total Past Due	Current	Total
Recognized revenue	$3,298	$1,205	$1,438	$7,287	$13,228	$94,560	$107,788
Deferred revenue	380	315	185	4,066	4,946	19,382	24,328
Total contracts	$3,678	$1,520	$1,623	$11,353	$18,174	$113,942	$132,116
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
At September 30, 2026, the carrying value and fair value of our Credit Facility were $114.8 million. We believe that our Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and therefore, the carrying value of our Credit Facility approximates fair value. We estimate the fair value of our acquisition debt utilizing an income approach, which uses a present value calculation to discount payments based on current market rates as of the reporting date. At September 30, 2026, the carrying value of our acquisition debt was $6.0 million, which approximated its fair value. The fair value of our Senior Notes was $371.9 million at September 30, 2026, based on the last traded or broker quoted price.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, we have an investment in a limited partnership fund, whose fair value has been estimated using the net asset value ("NAV") per share practical expedient described in ASC 820-10-35-59, Fair Value Measurement of Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) and therefore, has not been classified in the fair value hierarchy. The investment strategy of this fund is to generate attractive risk-adjusted returns over a multi-year performance period through the construction of a concentrated portfolio of investments possessing certain distinct business attributes that suggest the potential for long-term value creation. The value of the investments in this fund cannot be liquidated at September 30, 2026 because the investments include restrictions that do not allow for liquidation until 2027. As of September 30, 2026, we do not have an unfunded commitment for this investment.
Furthermore, we have nine investments in real estate debt and structured credit (“alternative investments”), whose fair value has been estimated using NAV and therefore, has not been classified in the fair value hierarchy. The investment strategy for these alternative investments is to create capital growth, income generation, and risk-adjusted returns. Capital growth is achieved by identifying high-potential investments that are appreciated over time. Income generation may involve dividends, rental income, or interest from various investments. Risk-adjusted returns focus on balancing potential profits with acceptable levels of risk, often through diversification and careful asset allocation. The real estate debt is approximately 38% of the total alternative investment and can be liquidated with a 40-day notice period and cannot exceed 5% of the total fund’s value. The structured credit is approximately 62% of the total alternative investment and can be liquidated with a 15-day notice period with no restrictions. As of September 30, 2026, we had approximately $22.2 million in unfunded commitments for these investments.
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
•Level 3—Unobservable inputs based upon the reporting entity’s internally developed assumptions, which market participants would use in pricing the asset or liability. As of September 30, 2026 and 2025, we did not have any assets that had fair values determined by Level 3 inputs and no liabilities measured at fair value.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Preneed Cemetery Trust Investments
The components of Preneed cemetery trust investments on our Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Preneed cemetery trust investments, at market value	$116,504	$112,531
Less: allowance for contract cancellation	(3,519)	(3,379)
Preneed cemetery trust investments	$112,985	$109,152
The cost and market values associated with preneed cemetery trust investments at September 30, 2026, are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$14,683	$—	$—	$14,683
Common stock	1	11,904	2,047	(1,667)	12,284
Limited partnership fund		3,532	285	—	3,817
Mutual funds:
Equity	1	10,280	90	(1,066)	9,304
Fixed income	2	41,777	—	(1,468)	40,309
Alternative investments		35,121	455	(144)	35,432
Trust securities		$117,297	$2,877	$(4,345)	$115,829
Accrued investment income		$675			$675
Preneed cemetery trust investments					$116,504
Market value as a percentage of cost					98.7%
The cost and market values associated with preneed cemetery trust investments at December 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$15,653	$—	$—	$15,653
Common stock	1	11,599	768	(1,709)	10,658
Limited partnership fund		3,496	—	(93)	3,403
Mutual funds:
Equity	1	9,483	—	(279)	9,204
Fixed income	2	43,013	353	(50)	43,316
Alternative investments		29,380	374	(68)	29,686
Trust securities		$112,624	$1,495	$(2,199)	$111,920
Accrued investment income		$611			$611
Preneed cemetery trust investments					$112,531
Market value as a percentage of cost					99.4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

There were no fixed income securities (excluding mutual funds) within our preneed cemetery trust investments in an unrealized loss position at September 30, 2026 and December 31, 2025.
Preneed cemetery trust investment security transactions recorded in Other, net on our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income	$658	$626	$1,814	$2,043
Realized gains	—	1,807	402	10,009
Realized losses	(20)	(656)	(118)	(7,753)
Unrealized gains (losses), net	(1,434)	(437)	(1,468)	(468)
Expenses and taxes	(693)	(557)	(1,616)	(1,366)
Net change in deferred preneed cemetery receipts held in trust	1,489	(783)	986	(2,465)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed cemetery trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Purchases	$(3,114)	$(19,372)	$(15,512)	$(61,050)
Sales	2,007	19,955	12,108	67,957
Preneed Funeral Trust Investments
Preneed funeral trust investments represent trust fund assets that we are permitted to withdraw as services and merchandise are provided to customers. Preneed funeral contracts are secured by payments from customers, less retained amounts not required to be deposited into trust.
The components of Preneed funeral trust investments on our Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2026	December 31, 2025
Preneed funeral trust investments, at market value	$113,890	$118,993
Less: allowance for contract cancellation	(3,439)	(3,577)
Preneed funeral trust investments	$110,451	$115,416

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost and market values associated with preneed funeral trust investments at September 30, 2026 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$19,610	$—	$—	$19,610
Fixed income securities:
U.S agency obligations	2	307	—	(23)	284
Common stock	1	11,299	1,942	(1,582)	11,659
Limited partnership fund		3,352	271	—	3,623
Mutual funds:
Equity	1	9,235	19	(1,012)	8,242
Fixed income	2	35,805	—	(1,251)	34,554
Other investments	2	1,692	—	—	1,692
Alternative investments		33,336	432	(136)	33,632
Trust securities		$114,636	$2,664	$(4,004)	$113,296
Accrued investment income		$594			$594
Preneed funeral trust investments					$113,890
Market value as a percentage of cost					98.8%
The estimated maturities of the fixed income securities (excluding mutual funds) included above are as follows (in thousands):

Due in one year or less	$99
Due in one to five years	90
Due in five to ten years	95
Thereafter	—
Total fixed income securities	$284
The cost and market values associated with preneed funeral trust investments at December 31, 2025 are detailed below (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains		Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$20,985	$—		$—	$20,985
Fixed income securities:
U.S agency obligations	2	306	—		(18)	288
Common stock	1	11,981	793		(1,765)	11,009
Limited partnership fund		3,611	—		(97)	3,514
Mutual funds:
Equity	1	9,226	—		(276)	8,950
Fixed income	2	41,059	331		(48)	41,342
Other investments	2	1,724	—		—	1,724
Alternative investments		30,344	386		(70)	30,660
Trust securities		$119,236	$1,510	$—	$(2,274)	$118,472
Accrued investment income		$521				$521
Preneed funeral trust investments						$118,993
Market value as a percentage of cost						99.4%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes our fixed income securities (excluding mutual funds) within our preneed funeral trust investment in an unrealized loss position at September 30, 2026, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2026
	In Loss Position Less than 12 months		In Loss Position Greater than 12 months		Total
	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses	Fair market value	Unrealized Losses
Fixed income securities:
U.S agency obligations	$—	$—	$284	$(23)	$284	$(23)
Total fixed income securities with an unrealized loss	$—	$—	$284	$(23)	$284	$(23)
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
Preneed funeral trust investment security transactions recorded in Other, net on our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income	$487	$491	1,384	1,485
Realized gains	—	1,652	406	9,100
Realized losses	(19)	(383)	(117)	(6,611)
Unrealized gains (losses), net	(1,235)	2,415	(1,340)	2,626
Expenses and taxes	(545)	(347)	(1,250)	(817)
Net change in deferred preneed funeral receipts held in trust	1,312	(3,827)	917	(5,782)
	$—	$—	$—	$—
Purchases and sales of investments in the preneed funeral trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Purchases	$(2,956)	$(16,839)	(14,363)	(53,294)
Sales	1,905	18,013	11,839	60,470
Cemetery Perpetual Care Trust Investments
Care trusts’ corpus on our Condensed Consolidated Balance Sheets represent the corpus of those trusts plus undistributed income. The components of Care trusts’ corpus are as follows (in thousands):

	September 30, 2026	December 31, 2025
Cemetery perpetual care trust investments, at market value	$99,094	$95,625
Obligations due to (due from) trust	(322)	(2,200)
Care trusts' corpus	$98,772	$93,425

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at September 30, 2026 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$6,001	$—	$—	$6,001
Fixed income securities:
Common stock	1	10,503	1,806	(1,471)	10,838
Limited partnership fund		3,116	252	—	3,368
Mutual funds:
Equity	1	9,485	132	(941)	8,676
Fixed income	2	39,703	—	(1,397)	38,306
Alternative investments		30,991	401	(127)	31,265
Trust securities		$99,799	$2,591	$(3,936)	$98,454
Accrued investment income		$640			$640
Cemetery perpetual care trust investments					$99,094
Market value as a percentage of cost					98.7%

The following table reflects the cost and market values associated with the trust investments held in perpetual care trust funds at December 31, 2025 (in thousands):

	Fair Value Hierarchy Level	Cost	Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and money market accounts	1	$8,800	$—	$—	$8,800
Fixed income securities:
Corporate debt	2	94	2	—	96
Common stock	1	10,527	1,028	(1,451)	10,104
Limited partnership fund		2,892	—	(77)	2,815
Mutual funds:
Equity	1	9,271	216	(257)	9,230
Fixed income	2	39,229	319	(145)	39,403
Alternative investments		24,308	310	(57)	24,561
Trust securities		$95,121	$1,875	$(1,987)	$95,009
Accrued investment income		$616			$616
Cemetery perpetual care trust investments					$95,625
Market value as a percentage of cost					99.9%
There were no fixed income securities (excluding mutual funds) within our perpetual care trust investment in an unrealized loss position at September 30, 2026 and December 31, 2025.
Perpetual care trust investment security transactions recorded in Other, net on our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Realized gains	$—	$298	700	1,577
Realized losses	(3)	(533)	$(176)	$(1,962)
Unrealized gains (losses), net	(1,361)	325	(1,345)	112
Net change in care trusts’ corpus	1,364	(90)	821	273
	$—	$—	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Perpetual care trust investment security transactions recorded in Other revenue are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income	$2,174	$2,549	$6,002	$7,456
Realized losses	(2,820)	87	(3,711)	(1,172)
Total	$(646)	$2,636	$2,291	$6,284
Purchases and sales of investments in the perpetual care trusts are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Purchases	$(2,748)	$(17,798)	$(13,980)	$(56,694)
Sales	1,771	18,109	$14,103	$61,040
9. RECEIVABLES FROM PRENEED FUNERAL TRUSTS
Our receivables from preneed funeral trusts represent assets in trusts which are controlled and operated by third parties in which we do not have a controlling financial interest (less than 50%) in the trust assets. We account for these investments at cost. Receivables from preneed funeral trusts are as follows (in thousands):

	September 30, 2026	December 31, 2025
Preneed funeral trust funds, at cost	$16,611	$16,758
Less: allowance for contract cancellation	(498)	(503)
Receivables from preneed funeral trusts, net	$16,113	$16,255
The following summary reflects the composition of the assets held in trust and controlled by third parties to satisfy our future obligations related to the underlying preneed funeral contracts at September 30, 2026 and December 31, 2025. The cost basis includes reinvested interest and dividends that have been earned on the trust assets. Fair value includes unrealized gains and losses on trust assets.
The composition of the preneed trust funds at September 30, 2026, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$2,241	$2,241
Fixed income investments	10,843	10,843
Mutual funds and common stocks	3,523	3,292
Annuities	4	4
Total	$16,611	$16,380
The composition of the preneed trust funds at December 31, 2025, is as follows (in thousands):

	Historical Cost Basis	Fair Value
Cash and cash equivalents	$2,220	$2,220
Fixed income investments	11,108	11,108
Mutual funds and common stocks	3,426	3,306
Annuities	4	4
Total	$16,758	$16,638

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. LONG-TERM DEBT
Our long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Senior Notes	$397,882	$397,319
Credit Facility	113,048	125,435
Acquisition debt, net of current portion	5,274	5,581
Total Long-term debt	$516,204	$528,335
Senior Notes
The carrying value of our 4.25% senior notes due 2029 (the “Senior Notes”) is reflected on our Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal amount	$400,000	$400,000
Debt discount, net of accumulated amortization of $2,850 and $2,411, respectively	(1,651)	(2,089)
Debt issuance costs, net of accumulated amortization of $810 and $685, respectively	(467)	(592)
Carrying value of the Senior Notes	$397,882	$397,319
At September 30, 2026, the fair value of the Senior Notes, which are Level 2 measurements, was $371.9 million.
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
The interest expense and amortization of debt discount and debt issuance costs related to our Senior Notes are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Senior Notes interest expense	4,250	4,250	$12,750	$12,750
Senior Notes amortization of debt discount	148	142	439	420
Senior Notes amortization of debt issuance costs	42	40	124	119
The debt discount and the debt issuance costs are being amortized using the effective interest method over the remaining term of approximately 32 months of the Senior Notes. The effective interest rates on the unamortized debt discount and the unamortized debt issuance costs for the Senior Notes for both the three and nine months ended September 30, 2026 and 2025 were 4.46% and 4.42%, respectively.
Credit Facility
On September 30, 2026, we entered into a $300.0 million revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, replacing our $250.0 million revolving credit facility (the “Prior Credit Facility”) for which Bank of America, N.A., served as administrative agent. At closing, we borrowed $114.7 million under the new facility. The proceeds were used to repay $113.0 million of principal outstanding under the Prior Credit Facility, settle related accrued interest and facility fees, and fund costs of the refinancing. Existing letters of credit under the Prior Credit Facility were continued under the new Credit Facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

At September 30, 2026, the Credit Facility was comprised of: (i) a $300.0 million revolving credit facility (the “Revolving Credit Facility”), including a $15.0 million subfacility for letters of credit and a $10.0 million swingline, and (ii) an accordion or incremental option allowing for future increases in the facility size by an additional amount of up to $100.0 million in the aggregate in the form of increased revolving commitments, subject to the satisfaction of customary terms and conditions.
Our obligations under the Credit Facility are unconditionally guaranteed on a joint and several basis by the same subsidiaries which guarantee the Senior Notes (as defined in Senior Notes above) and certain of our subsequently acquired or organized domestic subsidiaries (collectively, the “Subsidiary Guarantors”). The obligations under the Credit Facility are secured by a first-priority security interest in substantially all of our personal property assets and of the Subsidiary Guarantors, including a pledge of all equity interests held by the Company or any Subsidiary Guarantor, subject to certain exceptions set forth in the Credit Facility and the related Collateral Documents (as defined in the Credit Facility). The Credit Facility includes provisions that require us and certain subsidiaries, upon the occurrence of an event of default or in the event the Company’s actual Total Net Leverage Ratio (as defined in the Credit Facility) for two consecutive fiscal quarters is not at least 0.50 less than the Required Total Leverage Ratio (defined below), to grant additional liens on real property assets accounting for no less than 50% of our and certain subsidiaries’ funeral operations.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to, at our option, either (a) the Alternate Base Rate (as defined in the Credit Facility) plus the Applicable Rate (as defined in the Credit Facility) or (b) the Term SOFR Rate (as defined in the Credit Facility) plus the Applicable Rate. The Applicable Rate is determined based on the Company’s Total Net Leverage Ratio (as defined in the Credit Facility), in accordance with the following pricing grid:

Applicable Rate
Total Net Leverage Ratio	Alternative Rate	Term SOFR Rate

Category 1: < 3.0 to 1.0	0.25%	1.25%
Category 2: < 3.5 to 1.0 but > 3.0 to 1.0	0.50%	1.50%
Category 3: < 4.0 to 1.0 but > 3.5 to 1.0	0.75%	1.75%
Category 4: > 4.0 to 1.0	1.00%	2.00%
The Credit Facility contains customary affirmative and negative covenants, including covenants limiting our ability and the ability of our subsidiaries to, among other things: incur or permit to exist debt; incur or permit to exist liens; make investments; engage in mergers, consolidations, dissolutions or similar fundamental transactions; dispose of assets; pay dividends and make other restricted payments; change the nature of their business and enter into transactions with affiliates. The Credit Facility also requires us to maintain (i) a maximum Total Net Leverage Ratio not to exceed 5.00 to 1.00 as of the last day of each fiscal quarter; provided that in connection with certain material acquisitions, the Company may elect an Adjusted Covenant Period for a period of four (4) consecutive fiscal quarters, during which time, the Total Net Leverage Ratio may not exceed 5.50 to 1.00 as of the last day of each fiscal quarter (the ratio applicable under this clause (i), the “Required Total Leverage Ratio”) and (ii) a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.20 to 1.00 as of the last day of each fiscal quarter.
The Revolving Credit Facility matures on September 30, 2031; provided that the Senior Notes are not refinanced by February 13, 2029 to include a maturity date of December 30, 2031 or later, the Revolving Credit Facility will instead mature on February 14, 2029.
For the three and nine months ended September 30, 2026, we recognized a loss on debt extinguishment of approximately $0.6 million, consisting of the write-off of unamortized deferred financing costs attributable to departing lenders and the reduction in a continuing lender’s borrowing capacity, together with costs associated with terminating the previous facility. Approximately $0.4 million of unamortized financing costs attributable to continuing lenders was carried forward based on a lender-by-lender borrowing-capacity assessment. We capitalized approximately $1.3 million of costs associated with the new facility. These costs, together with the retained financing costs, are presented as a deferred financing cost asset and amortized to interest expense over the applicable term of the new facility.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our Credit Facility and acquisition debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Credit Facility	$114,750	$126,700
Less: Unamortized debt issuance costs	(1,702)	(1,265)
Total Credit Facility	$113,048	$125,435

Acquisition debt	$5,992	$6,188
Less: current portion	(718)	(607)
Total acquisition debt, net of current portion	$5,274	$5,581
At September 30, 2026, we had outstanding borrowings under the Credit Facility of $114.8 million. We also had one letter of credit for $2.2 million under the Credit Facility. The letter of credit will expire on November 25, 2026, and is expected to automatically renew annually and secures our obligations under our various self-insured policies. At September 30, 2026, we had $183.0 million of availability under the Credit Facility.
At September 30, 2026, the alternative rate was equivalent to 1.000% and the SOFR term margin was 2.000%, reflecting the initial Category 4 pricing under the credit agreement. The weighted average interest rate on our Credit Facility was 5.9% and 6.7% for the three months ended September 30, 2026 and 2025, respectively, and 5.9% and 6.8% for the nine months ended September 30, 2026 and 2025, respectively.
We have no material assets or operations independent of the Subsidiary Guarantors, as all of our assets and operations are held and conducted by the Subsidiary Guarantors. Additionally, we do not currently have any significant restrictions on our ability to receive dividends or loans from any Subsidiary Guarantors.
The interest expense and amortization of debt issuance costs related to our Credit Facility are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Credit Facility interest expense	1,895	2,089	$5,858	$6,690
Credit Facility amortization of debt issuance costs	88	89	265	265
Acquisition debt
Acquisition debt consists of deferred purchase price and promissory notes payable to sellers. A majority of the deferred purchase price and notes bear no interest and are discounted at imputed interest rates ranging from 6.5% to 8.5%. Original maturities typically range from nine to twenty years.
The imputed interest expense related to our acquisition debt is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Acquisition debt imputed interest expense	$110	$93	372	280

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. BUSINESS COMBINATIONS
During the nine months ended September 30, 2026, we acquired a business consisting of one funeral home for approximately $4.5 million and one ancillary business for approximately $1.5 million. We acquired substantially all of the assets and assumed certain operating liabilities of the businesses.
The following table summarizes the breakdown of the preliminary purchase price allocation for the businesses described above (in thousands):

Adjusted Purchase Price Allocation
Current assets	$72
Property, plant, and equipment	3,742
Goodwill	1,646
Intangible and other non-current assets	547
Purchase price	$6,007
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
During the nine months ended September 30, 2026, we finalized the purchase price allocations for these acquisitions, including adjustments to goodwill. The following table summarizes the breakdown of the final purchase price allocation for the businesses described above (in thousands):

Final Purchase Price Allocation
Current assets	$3,350
Preneed trust assets	4,517
Property, plant, and equipment	23,315
Cemetery property	2,733
Goodwill	45,023
Intangible and other non-current assets	3,708
Preneed trust liabilities	(4,068)
Deferred revenue	(20,787)
Purchase price	$57,792

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q contains certain statements and information that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical information, should be deemed to be forward-looking statements. Words such as “may”, “will”, “estimate”, “intend”, “believe”, “expect”, “seek”, “project”, “forecast”, “foresee”, “should”, “would”, “could”, “plan”, “anticipate” and other similar words or expressions may be used to identify forward-looking statements; however, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements include, but are not limited to, statements regarding any projections of earnings, revenue, cash flow, investment returns, capital allocation, debt levels, equity performance, death rates, market share growth, cost inflation, overhead, including talent recruitment, field and corporate incentive compensation, preneed sales or other financial items; any statements of management of the plans, strategies, objectives and timing of management related to our capital allocation framework, including our planned uses of free cash flow and future capital allocation, including share repurchases, internal growth projects, potential strategic acquisitions, or debt repayment or refinancing plans; any statements of the plans, strategies, objectives and timing of management for future operations or financing activities, including, but not limited to organizational performance, execution of our strategic objectives and growth strategy, planned acquisitions and divestitures, technology improvements, product development, the ability to obtain credit or financing, the ability to refinance outstanding indebtedness, anticipated integration, performance and other benefits of recently completed and anticipated acquisitions, and cost management and debt reductions; any statements of the plans, timing and objectives of management for acquisition and divestiture activities; any statements regarding future economic and market conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing and are based on our current expectations and beliefs concerning future developments and their potential effect on us. While we believe these assumptions concerning future events are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions or divestitures. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
General
We operate in two business segments: Funeral Home Operations, which currently accounts for approximately 66% of our total revenue and Cemetery Operations, which currently accounts for approximately 34% of our total revenue. At September 30, 2026, we operated 155 funeral homes in 24 states and 28 cemeteries in 9 states.
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
COMPANY DEVELOPMENTS
Credit Facility
On September 30, 2026, we closed on our new $300 million credit facility agreement and increased committed borrowing capacity by $50 million, which represents another important step in strengthening our capital structure and advancing our long-term growth strategy.
Macroeconomic and Inflationary Factors
We continue to monitor the macroeconomic, geopolitical, and certain policy factors and their potential impact, if any, on our business. During the nine months ended September 30, 2026, consumer discretionary spending has reflected mixed trends, with higher-income consumers appearing more resilient and moderate-income consumers exhibiting more cautious behavior, which could result in an overall reduction in consumer spending and demand for products and services. These trends continue to be influenced by moderating, but still elevated, inflation, evolving tariff and trade policies, geopolitical developments, and volatility in energy and fuel prices, which may affect both consumer spending and our operating costs. Although certain indicators suggest that inflation has moderated, these factors continue to create uncertainty regarding future cost trends and broader economic conditions. Inflation and other macroeconomic conditions may negatively impact consumer discretionary spending, including the amount consumers are able to spend on our services. To date, these conditions have not materially impacted our business, and our industry has historically demonstrated resilience during similar adverse economic and market environments.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity and capital resources are internally generated cash flows from operating activities and availability under our Credit Facility.
We generate cash in our operations primarily from atneed sales and delivery of preneed sales. We also generate cash from earnings on our cemetery perpetual care trusts. Based on our recent operating results, current cash position and anticipated future cash flows, we do not anticipate any significant liquidity constraints in the foreseeable future. We have the ability to draw on our Credit Facility, as needed, subject to its customary terms and conditions. For additional details related to our debt and lease obligations, including our Credit Facility, Acquisition Debt and Senior Notes, refer to Note 10 in our unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For 2026, our plan is to remain focused on executing our growth strategy and other strategic objectives. This includes prioritizing our capital allocation framework for capital expenditures, debt repayments, the payment of dividends, potential strategic growth acquisitions, potential share repurchases, and other general corporate purposes as allowed under our Credit Facility. We expect to fund these payments using cash on hand and borrowings under our Credit Facility. On September 30, 2026, we increased the committed borrowing capacity under our Credit Facility by $50 million when we closed on our new $300 million credit facility, which we believe represents another important step in strengthening our capital structure and advancing our long term growth strategy. We believe that our existing and anticipated cash resources, including, as needed, additional borrowings or other financings that we may be able to obtain, will be sufficient to meet our anticipated working capital requirements, capital expenditures, scheduled debt payments, commitments, dividends, potential growth acquisitions, and potential share repurchases for the next 12 months, as well as our long-term financial obligations.
However, if our capital allocations and expenditures or acquisition plans change, we may need to access the capital markets, or seek further borrowing capacity from our lenders to obtain additional funding and we may not be able to obtain such funding on terms and conditions that are acceptable to us. Further, to the extent operating cash flow or access to and cost of financing sources are materially different than expected, our future liquidity may be adversely affected. For additional information regarding known material factors that could cause cash flow or access to and cost of finance sources to differ from our expectations, please read Part II, Item 1A, “Risk Factors”.
Cash Flows
We began 2026 with $1.7 million in cash and ended the quarter with $8.1 million in cash. As of September 30, 2026, we had borrowings of $114.8 million outstanding on our Credit Facility compared to $126.7 million as of December 31, 2025.

The following table sets forth the elements of cash flow (in thousands):

	Nine months ended September 30,
	2026	2025
Cash and cash equivalents at beginning of period	$1,688	$1,165

Net cash provided by operating activities	47,197	46,568

Acquisitions of businesses	(6,007)	(56,499)
Capital expenditures	(15,069)	(12,715)
Proceeds from divestitures and sale of other assets	982	37,310
Net cash used in investing activities	(20,094)	(31,904)

Net payments on our credit facility, acquisition debt, and finance lease obligations	(12,557)	(2,527)
Payment of debt issuance costs for the credit facility	(1,280)	—
Net payments on employee equity plans	(1,467)	(6,800)
Dividends paid on common stock	(5,342)	(5,254)
Net cash used in financing activities	(20,646)	(14,581)

Cash and cash equivalents at end of period	$8,145	$1,248
Operating Activities
For the nine months ended September 30, 2026, cash provided by operating activities was $47.2 million compared to $46.6 million for the nine months ended September 30, 2025. The growth was primarily driven by improvements in working capital.
Investing Activities
Our investing activities resulted in net cash outflows of $20.1 million for the nine months ended September 30, 2026, compared to net cash outflows of $31.9 million for the nine months ended September 30, 2025, a decrease of $11.8 million, primarily as a result of the activity described below.
Acquisition and Divestiture Activity
During the nine months ended September 30, 2026, we acquired one funeral home for $4.5 million and one ancillary location for $1.5 million.
During the nine months ended September 30, 2026, we sold one funeral home and real property for an aggregate of $1.0 million.
During the nine months ended September 30, 2025, we acquired eight funeral home businesses, one cemetery, and one cremation focused business for the aggregate purchase price of approximately $57.8 million. The purchase price for the businesses consisted of approximately (i) $56.5 million paid in cash at closing and (ii) $1.3 million, the net present value of future deferred payments totaling $2.0 million.
During the nine months ended September 30, 2025, we sold nine funeral homes and four cemeteries for an aggregate of $33.8 million. Additionally, we sold real property for $3.5 million.
Capital Expenditures
For the nine months ended September 30, 2026, our capital expenditures (comprised of growth and maintenance spend) totaled $15.1 million compared to $12.7 million for the nine months ended September 30, 2025, an increase of $2.4 million.
The following table presents our capital expenditures (in thousands):

	Nine months ended September 30,
	2026	2025
Growth	$8,041	$8,440
Maintenance	7,028	4,275
Total capital expenditures	$15,069	$12,715

Financing Activities
Our financing activities resulted in a net cash outflow of $20.6 million for the nine months ended September 30, 2026, compared to a net cash outflow of $14.6 million for the nine months ended September 30, 2025, an increase of $6.1 million.
During the nine months ended September 30, 2026, we had net payments on our Credit Facility, acquisition debt, and finance leases of $12.6 million, net payments on our employee equity plans of $1.5 million, and paid dividends of $5.3 million. We also had a payment of $1.3 million for debt issuance costs on the Credit Facility that we closed on September 30, 2026.
During the nine months ended September 30, 2025, we had net payments on our Credit Facility, acquisition debt, and finance leases of $2.5 million, net payments on our employee equity plans of $6.8 million, and paid dividends of $5.3 million.
FINANCIAL HIGHLIGHTS
Below are our consolidated financial highlights (in thousands except for volumes and averages):

	Three months ended September 30,
	2026	2025	Inc/(Dec)	% Change
Total revenue	$100,256	$102,742	$(2,486)	(2.4)%
Funeral contracts	10,374	10,124	250	2.5%
Average revenue per funeral contract	$5,930	$5,821	$109	1.9%
Preneed funeral insurance contracts sold	3,368	3,148	220	7.0%
Preneed interment rights (property) sold	3,307	3,569	(262)	(7.3)%
Average price per preneed interment right (property) sold	$6,363	$6,257	$106	1.7%
Preneed sales revenue (M&S and property)	$24,026	$25,999	$(1,973)	(7.6)%
Preneed sales production (M&S and property)	26,501	27,274	(773)	(2.8)%
Gross profit	$31,251	$36,243	$(4,992)	(13.8)%
Net income	$8,880	$6,570	$2,310	35.2%
Revenue for the three months ended September 30, 2026 decreased $2.5 million, compared to the three months ended September 30, 2025, primarily due to a decrease in cemetery revenue. Acquisition revenue more than offset the revenue from prior year divestitures. We experienced a 1.9% increase in the average revenue per funeral contract and a 2.5% increase in funeral contract volume. We experienced a 1.7% increase in the average price per interment right (property) sold offset by a 7.3% decrease in the number of preneed interment rights (property) sold.
Gross profit for the three months ended September 30, 2026 decreased $5.0 million compared to the three months ended September 30, 2025, primarily due to a decline in cemetery revenue and an increase in field costs and expenses.
Net income for the three months ended September 30, 2026 increased $2.3 million, compared to the three months ended September 30, 2025, as the prior was impacted by a $6.6 million loss on divestitures, which was partially offset by a $5.0 million decrease in gross profit contribution from our businesses and a $0.6 million increase in income tax expense.
Below are our consolidated financial highlights (in thousands except for volumes and averages):

	Nine months ended September 30,
	2026	2025	Inc/(Dec)	% Change
Total revenue	$309,325	$311,958	$(2,633)	(0.8)%
Funeral contracts	31,760	32,885	(1,125)	(3.4)%
Average revenue per funeral contract	$6,010	$5,824	$186	3.2%
Preneed funeral insurance contracts sold	9,943	8,872	1,071	12.1%
Preneed interment rights (property) sold	9,914	10,821	(907)	(8.4)%
Average price per preneed interment right (property) sold	$6,434	$5,863	$571	9.7%
Preneed sales revenue (M&S and property)	$69,795	$68,977	$818	1.2%
Preneed sales production (M&S and property)	79,879	77,950	1,929	2.5%
Gross profit	$104,935	$110,020	$(5,085)	(4.6)%
Net income	$34,644	$39,235	$(4,591)	(11.7)%

Revenue for the nine months ended September 30, 2026 decreased $2.6 million compared to the nine months ended September 30, 2025, primarily due to a decrease in cemetery revenue. Acquisition revenue largely offset revenue from prior year divestitures. We experienced a 3.4% decrease in funeral contract volume which was partially offset by a 3.2% increase in the average revenue per funeral contract. We experienced an 8.4% decrease in the number of preneed interment rights (property) sold partially offset by a 9.7% increase in the average price per interment right sold.
Gross profit for the nine months ended September 30, 2026 decreased $5.1 million, compared to the nine months ended September 30, 2025, primarily due to the decline in revenue described above combined with higher salaries and benefits among other operating costs.
Net income for the nine months ended September 30, 2026 decreased $4.6 million, compared to the nine months ended September 30, 2025, primarily driven by the lower gross profit described above, partially offset by a $1.0 million decrease in interest expense.
Further discussion of revenue and the components of gross profit for our funeral home and cemetery segments is presented under “– Results of Operations.”
Further discussion of general, administrative and other expenses, interest expense, income taxes and other components of income and expenses are presented under “– Other Financial Statement Items.”
REPORTING AND NON-GAAP FINANCIAL MEASURES
We also present our financial performance in our “Condensed Operating and Financial Trend Report” (“Trend Report”) as reported in our earnings release for the three months ended September 30, 2026, dated November 5, 2026, and discussed in the corresponding earnings conference call. This Trend Report is used as a supplemental financial statement by management and investors to compare our current financial performance with our previous results and with the performance of other companies. Additionally, management employs segment gross profit for product pricing evaluation and uses segment adjusted operating profit to assess each segment’s performance by comparing results. We do not intend for this information to be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. The Trend Report is a non-GAAP statement that also provides insight into underlying trends in our business.
Below is a reconciliation of gross profit (a GAAP financial measure) to adjusted operating profit (a non-GAAP financial measure) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gross profit	$31,251	$36,243	$104,935	$110,020

Cemetery property amortization	2,340	2,755	7,464	6,824
Field depreciation expense	3,376	3,226	10,141	9,836
Regional and unallocated funeral and cemetery costs	3,633	4,095	11,676	12,590
Adjusted operating profit(1)	$40,600	$46,319	$134,216	$139,270

(1)	Adjusted operating profit is defined as gross profit plus cemetery property amortization, field depreciation expense, and regional and unallocated funeral and cemetery costs.
Our operations are reported in two business segments: Funeral Home and Cemetery. Below is a breakdown of adjusted operating profit (a non-GAAP financial measure) by segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Funeral Home	25,455	24,908	$84,233	$84,337
Cemetery	15,145	21,411	49,983	54,933
Adjusted operating profit	40,600	46,319	$134,216	$139,270

Adjusted operating profit margin(1)	40.5%	45.1%	43.4%	44.6%

(1)	Adjusted operating profit margin is defined as adjusted operating profit as a percentage of revenue.
Further discussion of adjusted operating profit for our funeral home and cemetery segments is presented under “Results of Operations.”

RESULTS OF OPERATIONS
The following is a discussion of our results of operations for the three and nine months ended September 30, 2026 and 2025.
The term “comparable” in the funeral home and cemetery segments refers to all funeral homes and cemeteries that we owned for the entire period beginning January 1, 2025 and ending September 30, 2026.
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
Cemetery property amortization, field depreciation expense, and regional and unallocated funeral and cemetery costs, are not included in adjusted operating profit, a non-GAAP financial measure. Deducting these items from adjusted operating profit results in gross profit, a GAAP financial measure.

Funeral Home Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Three months ended September 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$56,833	$54,864	$1,969	3.6%
Acquired	2,820	419	2,401	573.0%
Divested	(2)	1,922	(1,924)	(100.1)%
Ancillary	811	860	(49)	(5.7)%
Other	4,886	4,713	173	3.7%
Total	$65,348	$62,778	$2,570	4.1%

Adjusted operating profit
Comparable	$20,405	$20,223	$182	0.9%
Acquired	576	213	363	170.4%
Divested	(8)	376	(384)	(102.1)%
Ancillary	115	174	(59)	(33.9)%
Other	4,367	3,922	445	11.3%
Total	$25,455	$24,908	$547	2.2%

The following measures reflect significant metrics from comparable operations over the comparative period:

Contract volume	9,787	9,564	223	2.3%
Average revenue per contract, excluding preneed funeral trust earnings	$5,807	$5,737	$70	1.2%
Average revenue per contract, including preneed funeral trust earnings	$5,982	$5,915	$67	1.1%
Cremation rate	61.5%	60.9%	0.6%	1.0%
Funeral home comparable revenue increased $2.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in comparable revenue is primarily driven by a 2.3% increase in comparable contract volume combined with a 1.2% increase in the average revenue per contract excluding preneed funeral trust earnings. Average revenue per contract, including trust earnings, also increased by 1.1%, as trust earnings were relatively flat.
Funeral home comparable adjusted operating profit for the three months ended September 30, 2026 increased $0.2 million when compared to the same period in 2025. The increase was primarily driven by the higher comparable revenue described above, partially offset by higher operating expenses. The increase in operating expenses was primarily attributable to higher salaries and benefits, general and administrative expenses, and promotional expenses. As operating expenses grew at a higher rate than during the comparative period, comparable adjusted operating profit margin declined 100 basis points to 35.9%.
Ancillary revenue and ancillary adjusted operating profit each decreased approximately $0.1 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower activity in our online cremation businesses.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $0.2 million and $0.4 million each, for the three months ended September 30, 2026, compared to the same period in 2025. The increase in other adjusted operating profit was primarily due to lower consulting costs.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our funeral home operations (in thousands):

	Nine months ended September 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$175,699	$177,843	$(2,144)	(1.2)%
Acquired	8,188	419	7,769	1854.2%
Divested	95	8,020	(7,925)	(98.8)%
Ancillary	2,500	2,794	(294)	(10.5)%
Other	16,272	13,568	2,704	19.9%
Total	$202,754	$202,644	$110	0.1%

Adjusted operating profit
Comparable	$66,863	$70,482	$(3,619)	(5.1)%
Acquired	2,133	213	1,920	901.4%
Divested	64	1,820	(1,756)	(96.5)%
Ancillary	437	394	43	10.9%
Other	14,736	11,428	3,308	28.9%
Total	$84,233	$84,337	$(104)	(0.1)%

The following measures reflect significant operating metrics over the comparative period:

Contract volume	30,076	30,847	(771)	(2.5)%
Average revenue per contract, excluding preneed funeral trust earnings	$5,842	$5,765	$77	1.3%
Average revenue per contract, including preneed funeral trust earnings	$6,057	$5,933	$124	2.1%
Cremation rate	60.9%	60.7%	0.2%	0.3%
Funeral home comparable revenue decreased $2.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in comparable revenue was primarily driven by a 2.5% decrease in comparable contract volume, partially offset by a 1.3% increase in the average revenue per contract, excluding preneed funeral trust earnings. The decrease in comparable contract volume primarily reflects lower death rates across the United States from a milder flu season compared to the same period in 2025.
Funeral home comparable adjusted operating profit for the nine months ended September 30, 2026, decreased $3.6 million when compared to the same period in 2025. The decrease was primarily driven by the decrease in comparable revenue described above and higher operating expenses, resulting in a 150 basis points decline in comparable adjusted operating profit margin to 38.1%. The increase in operating expenses primarily reflects higher salaries and benefits, general and administrative expenses, promotional expenses, and facilities and grounds expenses.
Ancillary revenue decreased $0.3 million, while ancillary adjusted operating profit was flat for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decline in ancillary revenue was primarily due to lower activity in our online cremation businesses, which was offset by lower operating expenses.
Other revenue and other adjusted operating profit, which consists of preneed funeral insurance commissions and earnings from delivered preneed funeral trust and insurance contracts, increased $2.7 million and $3.3 million, respectively, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase in other revenue was primarily driven by higher funeral trust earnings and growth in commission income earned on the sale of preneed insurance policies. The increase in other adjusted operating profit was primarily driven by the increase in other revenue combined with lower costs.

Cemetery Segment
The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Three months ended September 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$32,537	$35,300	$(2,763)	(7.8)%
Acquired	1,059	286	773	270.3%
Divested	1	46	(45)	(97.8)%
Other	1,311	4,332	(3,021)	(69.7)%
Total	$34,908	$39,964	$(5,056)	(12.7)%

Adjusted operating profit
Comparable	$13,600	$17,052	$(3,452)	(20.2)%
Acquired	341	189	152	80.4%
Divested	1	14	(13)	(92.9)%
Other	1,203	4,156	(2,953)	(71.1)%
Total	$15,145	$21,411	$(6,266)	(29.3)%

The following measures reflect the significant comparable metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	72.5%	73.0%	(0.5)%	(0.7)%
Preneed revenue (in thousands)	$23,579	$25,785	$(2,206)	(8.6)%
Atneed revenue (in thousands)	$8,956	$9,516	$(560)	(5.9)%
Number of preneed interment rights sold	3,166	3,509	(343)	(9.8)%
Average price per interment right sold	$6,495	$6,305	$190	3.0%
Cemetery comparable revenue decreased $2.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in comparable revenue was primarily driven by a $2.2 million decrease in comparable preneed revenue, reflecting a 9.8% decrease in the number of preneed interment rights (property) sold, somewhat offset by a 3.0% increase in the average price per interment right sold. Cemetery comparable atneed revenue, which represents approximately 27.5% of our total operating revenue, decreased $0.6 million for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to a 9.3% decrease in recognized atneed merchandise and service revenue, combined with a 4.3% decrease in recognized atneed property revenue.
Cemetery comparable adjusted operating profit decreased $3.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily driven by a decline in comparable revenue described above and higher operating expenses, resulting in a 650 basis point decline in comparable adjusted operating profit margin to 41.8%. The increase in operating expenses primarily relates to higher salaries and benefits, promotional expenses, and bad debt expense.
Other revenue and other adjusted operating profit, which consist of perpetual care trust earnings, earnings from delivered preneed cemetery merchandise and services, and preneed cemetery finance charges, decreased $3.0 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease was primarily attributable to higher trust tax expense on perpetual care trust funds which were recorded upon completion of the prior year’s trust tax returns, compared to a tax benefit recorded in the same period in 2025.

The following table sets forth certain information regarding our revenue and adjusted operating profit for our cemetery operations (in thousands):

	Nine months ended September 30,
	2026	2025	Inc/(Dec)	% Change
Revenue:
Comparable	$95,278	$96,504	$(1,226)	(1.3)%
Acquired	3,556	286	3,270	1143.4%
Divested	—	1,384	(1,384)	(100.0)%
Other	7,737	11,140	(3,403)	(30.5)%
Total	$106,571	$109,314	$(2,743)	(2.5)%

Adjusted operating profit (loss)
Comparable	$41,198	$43,419	$(2,221)	(5.1)%
Acquired	1,346	189	1,157	612.2%
Divested	(3)	434	(437)	(100.7)%
Other	7,442	10,891	(3,449)	(31.7)%
Total	$49,983	$54,933	$(4,950)	(9.0)%

The following measures reflect the significant operating metrics over this comparative period:

Preneed revenue as a percentage of operating revenue	71.3%	70.6%	0.7%	1.0%
Preneed revenue (in thousands)	$67,973	$68,150	$(177)	(0.3)%
Atneed revenue (in thousands)	$27,304	$28,354	$(1,050)	(3.7)%
Number of preneed interment rights sold	9,353	10,597	(1,244)	(11.7)%
Average price per interment right sold	$6,610	$5,916	$694	11.7%
Cemetery comparable revenue decreased $1.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in comparable revenue was primarily driven by a $1.1 million decrease in comparable atneed revenue. Comparable preneed revenue decreased $0.2 million, as an 11.7% decrease in the number of preneed interment rights (property) sold was largely offset by an 11.7% increase in the average price per preneed interment rights sold and higher recognized preneed merchandise and service revenue. Cemetery comparable atneed revenue, which represents approximately 28.7% of our comparable operating revenue, decreased $1.1 million for the nine months ended September 30, 2026, compared to the same period of the prior year, primarily due to a 6.8% decline in atneed contract volume, partially offset by a 3.3% increase in average revenue per atneed contract.
Cemetery comparable adjusted operating profit decreased $2.2 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease was primarily driven by a decline in comparable revenue described above and higher operating expenses, resulting in a 180 basis points decline in comparable adjusted operating profit margin to 43.2%. The increase in operating expenses primarily reflects higher salaries and benefits and bad debt expense, partially offset by lower atneed merchandise and service costs, commissions, and insurance expense.
Other revenue and other adjusted operating profit, which consist of preneed cemetery trust revenue and preneed cemetery finance charges, decreased $3.4 million, respectively, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decline is primarily attributable to higher trust tax expense on perpetual care trust funds which were recorded upon completion of the prior year's trust tax returns, compared to a tax benefit recorded in the same period in 2025.

Cemetery property amortization. Cemetery property amortization totaled $2.3 million and $7.5 million for the three and nine months ended September 30, 2026, respectively, a decrease of $0.4 million and an increase of $0.6 million, respectively, compared to the three and nine months ended September 30, 2025. The increase was primarily driven by a higher mix of mausoleum property sales in the first half of 2026, which carry significantly higher associated property costs than traditional cemetery property sales.
Field depreciation. Depreciation expense for our field businesses totaled $3.4 million and $10.1 million for the three and nine months ended September 30, 2026, respectively. We experienced an increase of $0.2 million and $0.3 million compared to the three and nine months ended September 30, 2025, respectively.
Regional and unallocated funeral and cemetery costs. Regional and unallocated funeral and cemetery costs consist of salaries and benefits for regional management, field incentive compensation, and other related costs for field infrastructure. Regional and unallocated funeral and cemetery costs totaled $3.6 million and $4.1 million, respectively, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. We experienced a decrease of $0.5 million, primarily driven by a decrease in incentive compensation costs. For the nine months ended September 30, 2026, Regional and unallocated funeral and cemetery costs were $11.7 million and $12.6 million, respectively, compared to the nine months ended September 30, 2025. We experienced a decrease of $0.9 million, primarily driven by a decrease in leadership and development expenses offset by increases in salaries and benefits and transportation costs.
Other Financial Statement Items
General, administrative, and other. General, administrative, and other expenses, which include salaries and benefits and cash and equity incentive compensation for our Houston support office, totaled $12.2 million for the three months ended September 30, 2026, flat compared to the same period in 2025, primarily driven by lower incentive compensation coupled with an increased focus on cost management across all aspects of our business. For the nine months ended September 30, 2026, general, administrative, and other expenses totaled $36.3 million, an increase of $0.1 million compared to the nine months ended September 30, 2025.
Net (gain) loss on divestitures and impairment charges. The components of Net (gain) loss on divestitures and impairment charges are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Impairment of goodwill, intangibles, and PPE	$—	$1,644	$336	$1,761
Net (gain) loss on divestitures	(310)	4,962	(263)	(976)
Net (gain) loss on disposals of fixed assets	(10)	(47)	(25)	3
Total	$(320)	$6,559	$48	$788
During the three months ended September 30, 2026, we sold excess land for a gain of $0.3 million. We also recognized an impairment of $0.3 million during the nine months ended September 30, 2026.
During the nine months ended September 30, 2025, we sold nine funeral homes and four cemeteries for a gain of $1.0 million. We also recognized an impairment of $1.8 million on assets held for sale during the nine months ended September 30, 2025.
Interest expense. Interest expense related to its respective debt arrangement is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Senior Notes	$4,440	$4,432	$13,314	$13,289
Credit Facility	1,983	2,178	6,123	6,955
Finance leases	198	243	487	746
Acquisition debt	110	93	372	280
Other	6	—	8	8
Total	$6,737	$6,946	$20,304	$21,278
Other, net. During the nine months ended September 30, 2025, we recorded a $1.1 million gain on the sale of other real property not used in business operations.
Income taxes. Income tax expense including discrete items totaled $3.7 million for the three months ended September 30, 2026, an increase of $0.6 million compared to the three months ended September 30, 2025. Our effective tax rate was 29.6% and 32.3% for the three months ended September 30, 2026 and 2025 respectively.

Income tax expense including discrete items totaled $13.5 million for the nine months ended September 30, 2026, a decrease of $0.1 million compared to the nine months ended September 30, 2025. Our effective tax rate was 28.1% and 25.7% for the nine months ended September 30, 2026 and 2025, respectively, primarily related to a decrease in excess tax benefits recognized on the settlement of employee share-based awards and non-deductible officer compensation.
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
Item 4.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that such information is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at September 30, 2026 and that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in conformity with US GAAP.
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
Denning v. Carriage Services, Inc., et al., Superior Court of California, Ventura County, Case No. 2024 CU OE 028098. On July 29, 2024, a wage and hour class action was filed against the Company and several of its subsidiaries. Plaintiff, a former employee, seeks monetary damages on behalf of herself and other similarly situated current and former non-exempt employees as the putative class for the alleged failure to pay legally mandated compensation and reimbursement expenses. As of September 30, 2026, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
Frost v. Rolling Hills Memorial Park, Superior Court of California, Contra Costa County, Case No. C24-02653. On October 4, 2024, a consumer class action was filed against the Company’s subsidiary, Rolling Hills Memorial Park. Plaintiff, an owner of an interment right and purchaser of merchandise and services from Rolling Hills Memorial Park, seeks monetary damages on behalf of herself and other similarly situated current and former consumers and owners of interment rights as the putative class for the alleged failure to properly set cemetery merchandise and maintain the perpetual care cemetery. As of September 30, 2026, we are unable to reasonably estimate the possible loss or ranges of loss, if any. The prospective class has not been certified by a court of competent jurisdiction and the Company intends to vigorously defend itself in all respects.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program (1)

July 1, 2026 - July 31, 2026	—	—	—	$48,898,769
August 1, 2026 - August 31, 2026	—	—	—	$48,898,769
September 1, 2026 - September 30, 2026	—	—	—	$48,898,769
Total for quarter ended September 30, 2026	—		—
(1) We did not repurchase any shares under our share repurchase program during the three months ended September 30, 2026. At September 30, 2026, our share repurchase program had approximately $48.9 million authorized for repurchases.
Item 3.Defaults Upon Senior Securities.
Not applicable.
Item 4.Mine Safety Disclosures.
Not applicable.
Item 5.Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2026, no director or officer (as determined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as such term is defined in Item 408(a) of Regulation S-K.

Updated and Revised Executive Employment Agreements for Carriage’s Named Executive Officers
On November 4, 2026, the Compensation Committee (the “Compensation Committee”) of the Board of the Company approved the entry into revised employment arrangements with Carriage’s officers, including its named executive officers, Carlos R. Quezada, Chief Executive Officer (the “Quezada Agreement”), Steven D. Metzger, President & Chief Operating Officer (the “Metzger Agreement”), John Enwright, Senior Vice President, Chief Financial Officer and Treasurer (the “Enwright Agreement”), and Kathyrn Shanley, Chief Accounting Officer (the “Shanley Agreement”), which will each be effective on January 1, 2027 (collectively, the “Employment Agreements”). Each of the Employment Agreements replaces the existing corresponding employment agreement for each of these officers, which will expire on December 31, 2026.
These revised Employment Agreements were adopted to: (i) update the term of the respective current employment agreements; (ii) with respect to Messrs. Quezada’s and Metzger’s Agreement, extend their employment with the Company to a total of three (3) more years, until December 31, 2029; (iii) to create appropriate incentives for key executives responsible for implementing Carriage’s long-term strategic plans, as described below; (iv) to retain key executives by strengthening severance protections related to corporate governance matters, as described below; and (v) make such other clarifying and conforming changes consistent with current best practices.
Each of the Employment Agreements includes the following changes and revisions, except as otherwise noted:
•Each agreement was updated to reflect the officer’s current position, current base salary, current short-term incentive and long-term incentive target percentages, as previously disclosed in the Company’s most recent Proxy Statement, filed with the SEC on March 27, 2026.
•The accelerated vesting provision of each agreement was updated to align with the Company’s long-term incentive compensation practices to retain and motivate key executives to deliver sustained long-term growth and shareholder return. Specifically, the revised accelerated vesting provision clarifies the benefits paid to each officer related to any grants of performance incentive awards with vesting conditions that are based on the attainment of specific financial and performance goals by the Company in the event their employment with the Company terminates as a result of death, disability, or termination for good reason, within a corporate change period (as defined in the Employment Agreements). As revised, in each of the foregoing events, with respect to any awards based on the attainment of performance-based vesting conditions, the officer will be considered to have remained employed through the end of the applicable performance period, and all applicable performance goals and targets will be deemed achieved at 100%

of target performance (or a higher level as may have been achieved as of the date of termination, if greater) for purposes of determining vesting, earnout, and payment of the award.
•With respect to Messrs. Quezada’s and Metzger’s Agreements, the revised accelerated vesting provisions described above would also be applicable in the event their employment with the Company terminates as a result of involuntary termination without cause that is not within a corporate change period (as defined in the Employment Agreement).
•With respect to Mr. Quezada’s Agreement, in the event his employment with the Company terminates as a result of involuntary termination without cause that is not within a corporate change period (as defined in the Employment Agreement), he will be entitled to certain base salary continuation payments for a period of 36 months following his termination date, along with a lump sum payment equal to three times the sum of his Target Annual Bonus (as defined in the Employment Agreement) for the year the termination occurred. Mr. Quezada’s Agreement was also revised to further extend the restrictive covenants, including non-competition, non-solicitation, and non-recruitment of Company employees for 36 months following termination.
Except as otherwise noted, each of the Employment Agreements contain substantially the same provisions between the Company and each officer as previously disclosed in their existing employment agreements.

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

CARRIAGE SERVICES, INC.
Date:	November 5, 2026	/s/ John Enwright
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

10.1
Credit Agreement dated September 30, 2026, by and among Carriage Services, Inc., the subsidiaries of the Company party thereto as guarantors, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 30, 2026.

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